Form 10-Q
period 2018-12-31
Fox Corp
filed 2019-03-18
CIK 1754301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2018

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-38776

FOX CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1825597
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 852-7000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒     No  ☐

As of March 18, 2019, none of the voting stock of the registrant was held by a non-affiliate of the registrant and there was no publicly traded market for any class of voting stock of the registrant. As of March 18, 2019, Twenty-First Century Fox, Inc. was the sole holder of record of the registrant’s equity and held one share of Class B Common Stock, par value $0.01 per share, of the registrant.

FOX CORPORATION

FORM 10-Q

FOX CORPORATION

UNAUDITED COMBINED STATEMENTS OF OPERATIONS

(IN MILLIONS)

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
Revenues	$3,583	$3,108	$6,124	$5,296
Operating expenses	(2,818)	(2,346)	(4,309)	(3,610)
Selling, general and administrative	(329)	(309)	(628)	(572)
Depreciation and amortization	(51)	(42)	(94)	(83)
Interest expense	(15)	(6)	(31)	(13)
Other, net	(339)	(93)	(200)	(95)

Income before income tax (expense) benefit	31	312	862	923
Income tax (expense) benefit	(7)	570	(223)	359

Net income	24	882	639	1,282

Less: Net income attributable to noncontrolling interests	(16)	(13)	(27)	(23)

Net income attributable to Fox Corporation	$8	$869	$612	$1,259

The accompanying notes are an integral part of these Unaudited Combined Financial Statements.

FOX CORPORATION

UNAUDITED COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
Net income	$24	$882	$639	$1,282
Other comprehensive income, net of tax
Unrealized holding gains on securities	-	96	-	177
Benefit plan adjustments	2	2	3	3
			-
Other comprehensive income, net of tax	2	98	3	180

Comprehensive income	26	980	642	1,462

Less: Net income attributable to noncontrolling interests(a)	(16)	(13)	(27)	(23)

Comprehensive income attributable to Fox Corporation	$10	$967	$615	$1,439

(a)

Net income attributable to noncontrolling interests includes $10 million and $13 million for the three months ended December 31, 2018 and 2017, respectively, and $21 million and $23 million for the six months ended December 31, 2018 and 2017, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Combined Financial Statements.

FOX CORPORATION

COMBINED BALANCE SHEETS

(IN MILLIONS)

	As of December 31, 2018	As of June 30, 2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$1,951	$2,500
Receivables, net	2,438	1,833
Inventories, net	1,422	1,180
Other	66	67

Total current assets	5,877	5,580

Non-current assets
Property, plant and equipment, net	1,150	1,169
Intangible assets, net	2,859	2,866
Goodwill	2,747	2,747
Other non-current assets	833	759

Total assets	$13,466	$13,121

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$1,241	$1,759
	-
Total current liabilities	1,241	1,759

Non-current liabilities
Other liabilities	607	422
Deferred income taxes	1,106	1,071
Redeemable noncontrolling interests	106	275
Commitments and contingencies
Equity
Twenty-First Century Fox, Inc. investment	10,596	9,513
Accumulated other comprehensive (loss) income	(202)	81
	-
Total Fox Corporation equity	10,394	9,594
Noncontrolling interests	12	-

Total equity	10,406	9,594

Total liabilities and equity	$13,466	$13,121

The accompanying notes are an integral part of these Unaudited Combined Financial Statements.

FOX CORPORATION

UNAUDITED COMBINED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the six months ended December 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$639	$1,282

Adjustments to reconcile net income to cash provided by (used in) operating activities
Depreciation and amortization	94	83
Amortization of cable distribution investments	19	32
Other, net	200	95
Deferred income taxes	57	(580)
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(587)	(574)
Inventories net of program rights payable	(168)	(243)
Accounts payable and other liabilities	(218)	(130)

Net cash provided by (used in) operating activities	36	(35)

INVESTING ACTIVITIES
Property, plant and equipment	(88)	(112)
Proceeds from the relinquishment of spectrum	-	354
Purchase of investments	(100)	-
Other investing activities, net	(63)	(3)

Net cash (used in) provided by investing activities	(251)	239

FINANCING ACTIVITIES
Net transfers to 21CF	(312)	(130)
Distributions and other	(22)	(37)

Net cash used in financing activities	(334)	(167)

Net (decrease) increase in cash and cash equivalents	(549)	37
Cash and cash equivalents, beginning of year	2,500	19

Cash and cash equivalents, end of period	$1,951	$56

The accompanying notes are an integral part of these Unaudited Combined Financial Statements.

FOX CORPORATION

NOTES TO THE UNAUDITED COMBINED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Fox Corporation, a Delaware corporation (“FOX” or the “Company”), is a news, sports and entertainment company, which manages and reports its businesses in the following segments: Cable Network Programming, Television and Other, Corporate and Eliminations.

The Proposed Distribution

On June 20, 2018, Twenty-First Century Fox, Inc. (“Twenty-First Century Fox” or “21CF”), The Walt Disney Company (“Disney”), TWDC Holdco 613 Corp., a wholly-owned subsidiary of Disney (“New Disney”), and certain other subsidiaries of Disney entered into an Amended and Restated Merger Agreement and Plan of Merger, dated June 20, 2018 (the “21CF Disney Merger Agreement”), pursuant to which, among other things, 21CF will merge with and into a subsidiary of New Disney (the “21CF Merger”), Disney will merge with and into a subsidiary of New Disney (the “Disney Merger,” and together with the 21CF Merger, the “mergers”), and each of Disney and 21CF will become wholly-owned subsidiaries of New Disney. A condition to the consummation of the mergers includes the consummation of the Distribution (as defined below).

In connection with the 21CF Disney Merger Agreement and prior to the Distribution, 21CF and its wholly owned subsidiary, FOX, expect to enter into a separation agreement (the “Separation Agreement”), which will become effective on March 19, 2019. Pursuant to the Separation Agreement, 21CF will, among other things, engage in the separation (the “Separation”), whereby it will transfer to FOX a portfolio of 21CF’s news, sports and broadcast businesses, including FOX News, FOX Business, FOX Broadcasting Company (the “FOX Network”), FOX Sports, FOX Television Stations Group, and sports cable networks FS1, FS2, FOX Deportes and Big Ten Network (collectively, the “FOX business”), and certain other assets, and FOX will assume from 21CF certain liabilities associated with such businesses and certain other liabilities. 21CF will retain all assets and liabilities not transferred to FOX, including the Twentieth Century Fox film and television studios and certain cable and international television businesses. Following the Separation and prior to the completion of the mergers, 21CF will distribute all of the issued and outstanding common stock of FOX to 21CF’s stockholders (other than holders that are subsidiaries of 21CF) on a pro rata basis (the “Distribution”), in accordance with the Amended and Restated Distribution Agreement and Plan of Merger, dated as of June 20, 2018, by and between 21CF and 21CF Distribution Merger Sub, Inc. The Separation and Distribution are anticipated to be completed on March 19, 2019 as part of the series of transactions contemplated by the 21CF Disney Merger Agreement (collectively, the “Transactions”). Following the completion of the Separation and Distribution, FOX will become a standalone public company.

Immediately prior to the Distribution, FOX will pay to 21CF a dividend in the amount of $8.5 billion (the “Dividend”), in immediately available funds. FOX has incurred indebtedness (See Note 5 - Borrowings) that will be, together with available cash, sufficient to fund the Dividend, which cash will be replenished and/or indebtedness will be reduced after the mergers by the amount of the Cash Payment (as defined below), if any.

At the open of business on the business day immediately following the date of the Distribution, if the final estimate of the taxes in respect of the Separation and Distribution and divestitures (as well as certain taxes related to the operations of the FOX business from and after January 1, 2018 through the closing of the Transactions) (collectively, the “Transaction Tax”), is lower than $8.5 billion, Disney will make a cash payment to FOX (the “Cash Payment”), which Cash Payment will be the amount obtained by subtracting the final estimate of the Transaction Tax from $8.5 billion, up to a maximum Cash Payment of $2 billion. After the completion of the mergers, FOX will promptly replenish its cash used, and/or reduce the indebtedness incurred, to fund the Dividend by the amount of the Cash Payment, if any.

In connection with the Transactions, the Company expects to enter into certain other related agreements which govern certain aspects of the Company’s relationship with 21CF and Disney following the Separation and which will become effective on March 19, 2019. These include (i) a tax matters agreement, (ii) intellectual property license agreements, (iii) a studio lot lease and management agreement, (iv) transition services agreements, (v) commercial agreements and (vi) an employee matters agreement.

FOX CORPORATION

NOTES TO THE UNAUDITED COMBINED FINANCIAL STATEMENTS

Basis of Presentation

The Unaudited Combined Financial Statements of FOX were prepared on a standalone basis, derived from the unaudited consolidated financial statements and accounting records of 21CF. These statements reflect the combined historical results of operations, financial position and cash flows of 21CF’s domestic news, national sports and broadcast businesses and certain other assets and liabilities associated with such businesses in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Unaudited Combined Financial Statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019.

These interim Unaudited Combined Financial Statements and notes thereto should be read in conjunction with the audited combined financial statements and notes thereto included in the Company’s Registration Statement on Form 10, as amended and filed with the Securities and Exchange Commission (the “SEC”) on January 7, 2019 (the “Form 10”).

These financial statements are presented as if such businesses had been combined for all periods presented. The assets and liabilities in the Unaudited Combined Financial Statements have been reflected on a historical cost basis, as immediately prior to the Distribution all of the assets and liabilities presented are wholly owned by 21CF and are being transferred to the combined FOX group at carry-over basis. The Unaudited Combined Statements of Operations include allocations for certain support functions that are provided on a centralized basis within 21CF and not recorded at the business unit level, such as certain expenses related to finance, legal, insurance, information technology, compliance and human resources management activities, among others. 21CF does not routinely allocate these costs to any of its business units. These expenses have been allocated to FOX on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, headcount or other relevant measures. Management believes the assumptions underlying the Unaudited Combined Financial Statements, including the assumptions regarding allocating general corporate expenses from 21CF, are reasonable. Nevertheless, the Unaudited Combined Financial Statements may not include all of the actual expenses that would have been incurred by FOX and may not reflect FOX’s combined results of operations, financial position and cash flows had it been a standalone company during the periods presented. Actual costs that would have been incurred if FOX had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

The income tax (expense) benefit in the Unaudited Combined Statements of Operations has been calculated as if FOX filed a separate tax return and was operating as a standalone business. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of FOX’s actual tax balances prior to or subsequent to the Distribution. In addition, as a result of the Separation and Distribution, FOX will obtain a tax basis in its assets equal to their respective fair market values, which is expected to result in additional annual tax deductions, principally over the next 15 years.

The Unaudited Combined Financial Statements include certain assets and liabilities that have historically been held at 21CF’s corporate level but are specifically identifiable or otherwise attributable to the Company. All significant intracompany transactions and accounts within the Company’s combined businesses have been eliminated.

Intercompany transactions with 21CF or its affiliates and the Company are reflected in the historical Combined Financial Statements. All significant intercompany balances between 21CF and the Company have been included within the 21CF investment in these Unaudited Combined Financial Statements.

Any change in the Company’s ownership interest in a combined subsidiary, where a controlling financial interest is retained, is accounted for as a capital transaction. When the Company ceases to have a controlling interest in a combined subsidiary, the Company will recognize a gain or loss in net income upon deconsolidation.

The preparation of the Company’s Unaudited Combined Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Unaudited Combined Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates.

FOX CORPORATION

NOTES TO THE UNAUDITED COMBINED FINANCIAL STATEMENTS

The Company’s fiscal year ends on June 30 of each year. Certain fiscal 2018 amounts have been reclassified to conform to the fiscal 2019 presentation.

Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform

Adopted

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments––Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company adopted this guidance as of July 1, 2018 on a modified retrospective basis and recorded a cumulative effect adjustment to reclassify unrealized holding gains on securities within Accumulated other comprehensive (loss) income to 21CF investment (See Note 6 – Equity). In addition, the Company recorded changes in the fair value of equity investments with readily determinable fair values in Net income rather than in Accumulated other comprehensive (loss) income (See Note 12 – Additional Financial Information under the heading “Other, net”). Cost method investments that do not have readily determinable fair values will be recognized prospectively at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The adjustments related to the observable price changes will also be recognized in net income.

On July 1, 2018, the Company early adopted ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”) on a prospective basis using the security-by-security approach. The objective of ASU 2018-02 is to eliminate the stranded tax effects resulting from the Tax Act (as defined below) and to improve the usefulness of information reported to financial statement users. The adoption of ASU 2018-02 resulted in a reclassification from Accumulated other comprehensive (loss) income to 21CF investment related to the income tax effects on the change in the federal statutory rate (See Note 6 – Equity).

Issued

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“Topic 842”), as amended. Topic 842 requires recognition of lease liabilities and right-of-use assets on the balance sheet and disclosure of key information about leasing arrangements. Topic 842 will be effective for the Company for annual and interim reporting periods beginning July 1, 2019. The Company expects to apply Topic 842 on a modified retrospective basis with the cumulative effect, if any, of initially applying the new guidance recognized at the date of adoption as an adjustment to opening retained earnings. The Company is currently evaluating the impact Topic 842 will have on its combined financial statements, including determining which practical expedients to apply. Since the Company has a significant amount of minimum lease commitments (See Note 11 – Commitments and Contingencies in the Form 10), the Company expects that the impact of recognizing operating lease liabilities and right-of-use assets will be significant to the Company’s Combined Balance Sheet. The Company is in process of gathering the necessary lease data and implementing accounting lease software for all leases as well as assessing necessary changes to the Company’s processes and controls to support the recognition and disclosure requirements in accordance with the new standard.

In March 2019, the FASB issued ASU 2019-02, “Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials” (“ASU 2019-02”). The amendments in ASU 2019-02 align the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, ASU 2019-02 modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements in Accounting Standards Codification (“ASC”) 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350. ASU 2019-02 will be effective for the Company for annual and interim reporting periods beginning July 1, 2020 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact ASU 2019-02 will have on its combined financial statements.

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other

FOX CORPORATION

NOTES TO THE UNAUDITED COMBINED FINANCIAL STATEMENTS

things, lowering U.S. corporate income tax rates and implementing a territorial tax system. Effective July 1, 2018, the Company’s corporate income tax rate is 21%.

The SEC issued guidance that allowed for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. As of December 31, 2018, the Company has finalized its analysis and has not materially modified the provisional amounts previously recorded in the combined financial statements (See Note 2 – Summary of Significant Accounting Policies in the Form 10 under the heading “U.S. Tax Reform”).

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2019

In the first quarter of fiscal 2019, the Company invested, in the aggregate, approximately $100 million in cash for a minority equity interest in Caffeine, Inc. (“Caffeine”), a social broadcasting platform for gaming, entertainment and other creative content, and Caffeine Studio, LLC (“Caffeine Studios”), a newly formed venture that is jointly owned by the Company and Caffeine. The Company accounts for the investments in Caffeine at cost plus or minus observable price changes and Caffeine Studios as an equity method investment.

Fiscal 2018

In March 2017, the Federal Communications Commission (“FCC”) concluded a voluntary auction to reclaim television broadcast station spectrum. The Company had three stations’ bids of $354 million to relinquish spectrum accepted by the FCC as part of the auction and received the proceeds in July 2017. As a result, spectrum previously utilized by its television stations in Washington, DC, Charlotte, NC and Chicago, IL designated market areas, in which the Company operates duopolies, has been relinquished to the FCC. The Company recorded a pre-tax gain of $114 million of which $102 million was recorded in fiscal 2018 and the remaining balance was recorded in Other, net in the Unaudited Combined Statement of Operations for the six months ended December 31, 2018 for the spectrum relinquished to the FCC in July 2018. These television stations will continue broadcasting using the spectrum of the existing FOX Network owned and operated station in that market.

NOTE 3. INVENTORIES, NET

The Company’s inventories were comprised of the following:

	As of December 31, 2018	As of June 30, 2018
	(in millions)
Sports programming rights	$1,179	$983
Entertainment programming rights	398	318

Total inventories, net	1,577	1,301
Less: current portion of inventories, net	(1,422)	(1,180)

Total non-current inventories, net	$155	$121

NOTE 4. FAIR VALUE

In accordance with ASC 820, “Fair Value Measurement,” fair value measurements are required to be disclosed using a three-tiered fair value hierarchy which distinguishes market participant assumptions into the following categories: (i) inputs that are quoted prices in active markets (“Level 1”); (ii) inputs other than quoted prices included within Level 1 that are observable, including quoted prices for similar assets or liabilities (“Level 2”); and (iii) inputs that require the entity to use its own assumptions about market participant assumptions (“Level 3”).

FOX CORPORATION

NOTES TO THE UNAUDITED COMBINED FINANCIAL STATEMENTS

The following tables present information about financial assets and liabilities carried at fair value on a recurring basis. As of December 31, 2018 and June 30, 2018, there were no assets or liabilities in the Level 2 category.

	Fair value measurements
	As of December 31, 2018
	Total	Level 1	Level 3
	(in millions)
Assets
Investments(a)	$185	$185	$-
Redeemable noncontrolling interests(b)	(106)	-	(106)

Total	$79	$185	$(106)

	As of June 30, 2018
	Total	Level 1	Level 3
	(in millions)
Assets
Investments(a)	$257	$257	$-
Redeemable noncontrolling interests(b)	(275)	-	(275)

Total	$(18)	$257	$(275)

(a)	Represents an investment in equity securities of Roku, Inc. (“Roku”) with a readily determinable fair value.
(b)

The Company utilizes the market approach valuation technique for its Level 3 fair value measures. Inputs to such measures could include observable market data obtained from independent sources such as broker quotes and recent market transactions for similar assets. It is the Company’s policy to maximize the use of observable inputs in the measurement of its Level 3 fair value measurements. To the extent observable inputs are not available, the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the liability. Examples of utilized unobservable inputs are future cash flows and long term growth rates.

Redeemable Noncontrolling Interests

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99-3A”), because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in one of the Company’s majority-owned sports networks.

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018		2017
	(in millions)
Beginning of period	$(83)	$(172)	$(275)		$(154)
Net income	(10)	(13)	(21)		(23)
Distributions	6	9	19		19
Accretion and other	(19)	(19)	171	(a)	(37)
		-
End of period	$(106)	$(195)	$(106)		$(195)

(a)	As a result of the expiration of a portion of the minority shareholder’s put right, approximately $200 million was reclassified into 21CF investment.

As of December 31, 2018, the redeemable noncontrolling interests are not exercisable. A portion of the minority shareholder’s put right will become exercisable in July 2019.

FOX CORPORATION

NOTES TO THE UNAUDITED COMBINED FINANCIAL STATEMENTS

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

Generally, the Company does not require collateral to secure receivables. As of December 31, 2018, the Company had no individual customers that accounted for 10% or more of the Company’s receivables. As of June 30, 2018, the Company had two customers that accounted for approximately 21% of the Company’s receivables.

NOTE 5. BORROWINGS

In January 2019, the Company issued $750 million of 3.666% Senior Notes due 2022, $1.25 billion of 4.030% Senior Notes due 2024, $2.00 billion of 4.709% Senior Notes due 2029, $1.25 billion of 5.476% Senior Notes due 2039 and $1.55 billion of 5.576% Senior Notes due 2049 (the “Notes Offering”). The Company intends to use the net proceeds of approximately $6.8 billion from the sale of the notes, together with available cash on its balance sheet and, if needed, borrowings under the Revolving Credit Agreement and/or the Bridge Credit Agreement (each as defined below) to fund the Dividend and to pay fees and expenses incurred in connection with the Notes Offering and the Transactions.

Revolving Credit Agreement

On March 15, 2019, the Company entered into a credit agreement (the “Revolving Credit Agreement”) among the Company as Borrower, the initial lenders named therein, the initial issuing banks named therein, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities Inc. and Goldman Sachs Bank USA, as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Morgan Stanley Bank, N.A., as Co-Documentation Agents and the other parties party thereto. The Revolving Credit Agreement provides for a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of March 2024. Under the Revolving Credit Agreement, the Company may request an increase in the amount of the credit facility commitments up to a maximum facility amount of $1.5 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. The material terms of the Revolving Credit Agreement include the requirement that the Company maintain specific leverage ratios and limitations on indebtedness. The interest rates and fees under the Revolving Credit Agreement are based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current credit ratings, the interest rate on borrowings under the Revolving Credit Agreement would be London Interbank Offered Rate (“LIBOR”) plus 1.1% and the facility fee is 0.15%. As of March 18, 2019, there were no borrowings outstanding under the Revolving Credit Agreement.

Bridge Credit Agreement

In addition, as previously disclosed, 21st Century Fox America, Inc., a wholly owned subsidiary of 21CF, entered into a commitment letter on behalf of FOX with the financial institutions party thereto to provide FOX with financing in connection with the Dividend. On March 15, 2019, in anticipation of the payment of the Dividend, the Company entered into a $1.7 billion 364-Day Bridge Term Loan Agreement (the “Bridge Credit Agreement”) with the initial lenders named therein, Goldman Sachs Bank USA, as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, and Citibank, N.A. and Deutsche Bank Securities Inc., as Co-Syndication Agents. The material terms of the Bridge Credit Agreement include the requirement that the Company maintain specific leverage ratios and limitations on indebtedness. The interest rates and commitment fee under the Bridge Credit Agreement are based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the Company’s current debt ratings, the initial interest rate on advances will be LIBOR plus 1.25% and will subsequently increase every 90 days up to LIBOR plus 2.00%, and the commitment fee on undrawn funds is 0.125%. The Company will also pay a duration fee on each of the 90th, 180th and 270th day after the funding of the loans in an amount equal to 0.50%, 0.75%, and 1.00%, respectively, of the aggregate amount of the advances outstanding at the time. As of March 18, 2019, no loans have been funded under the Bridge Credit Agreement.

FOX CORPORATION

NOTES TO THE UNAUDITED COMBINED FINANCIAL STATEMENTS

NOTE 6. EQUITY

The following tables summarize changes in equity:

	For the three months ended December 31, 2018				For the six months ended December 31, 2018
	Total FOX equity		Noncontrolling interests(a)	Total equity	Total FOX equity		Noncontrolling interests(a)	Total equity
	(in millions)
Balance, beginning of period	$11,045		$9	$11,054	$9,594		$-	$9,594
Net income	8		6	14	612		6	618
Other comprehensive income	2		-	2	3		-	3
Other	(19)		(3)	(22)	162	(b)	6	168
Net (decrease) increase in 21CF investment	(642)	(c)	-	(642)	23	(c)	-	23
	-
Balance, end of period	$10,394		$12	$10,406	$10,394		$12	$10,406

	For the three months ended December 31, 2017			For the six months ended December 31, 2017
	Total FOX equity	Noncontrolling interests(a)	Total equity	Total FOX equity	Noncontrolling interests(a)	Total equity
	(in millions)
Balance, beginning of period	$6,533	$-	$6,533	$6,093	$-	$6,093
Net income	869	-	869	1,259	-	1,259
Other comprehensive income	98	-	98	180	-	180
Other	(19)	-	(19)	(37)	-	(37)
Net increase in 21CF investment	472	-	472	458	-	458
	-
Balance, end of period	$7,953	$-	$7,953	$7,953	$-	$7,953

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 4 - Fair Value under the heading “Redeemable Noncontrolling Interests”).
(b)	Approximately $200 million was reclassified to 21CF investment from Redeemable noncontrolling interests (See Note 4 - Fair Value).
(c)	Includes accumulated other comprehensive loss of $143 million transferred from 21CF investment (See Note 10 - Pension and Other Postretirement Benefits).

Comprehensive Income

Comprehensive income is reported in the Unaudited Combined Statements of Comprehensive Income and consists of Net income and Other comprehensive income (loss), including unrealized holding gains and losses on securities and benefit plan adjustments, which affect Total equity, and under GAAP, are excluded from Net income.

The following table summarizes the material activity within Other comprehensive income:

	For the three months ended December 31, 2017			For the six months ended December 31, 2017
	Before tax	Tax provision	Net of tax	Before tax	Tax provision	Net of tax
	(in millions)
Gains on securities
Unrealized gains	$154	$(58)	$96	$283	$(106)	$177

Other comprehensive income	$154	$(58)	$96	$283	$(106)	$177

FOX CORPORATION

NOTES TO THE UNAUDITED COMBINED FINANCIAL STATEMENTS

Accumulated other comprehensive (loss) income

The following table summarizes the changes in the components of Accumulated other comprehensive (loss) income, net of tax:

	For the three months ended December 31, 2018				For the six months ended December 31, 2018
	Unrealized holding gains on securities	Benefit plan adjustments and other		Accumulated other comprehensive (loss) income	Unrealized holding gains on securities		Benefit plan adjustments and other		Accumulated other comprehensive (loss) income
	(in millions)
Balance, beginning of period	$-	$(61)		$(61)	$130		$(49)		$81
Adoption of ASUs	-	-		-	(130)	(a)	(13)	(b)	(143)
Other comprehensive income, net of tax	-	2		2	-		3		3
Transferred from 21CF investment	-	(143)	(c)	(143)	-		(143)	(c)	(143)

Balance, end of period	$-	$(202)		$(202)	$-		$(202)		$(202)

(a)

Reflects the adoption of ASU 2016-01 (See Note 1 - Description of Business and Basis of Presentation under the heading “Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform” for additional information).

(b)

Reflects the adoption of ASU 2018-02 (See Note 1 - Description of Business and Basis of Presentation under the heading “Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform” for additional information).

(c)	See Note 10 - Pension and Other Postretirement Benefits.

NOTE 7. EQUITY-BASED COMPENSATION

Until the completion of the Distribution, the Company’s employees participate in 21CF’s equity plans. 21CF has plans authorized to grant equity awards of 21CF stock to the Company’s employees. The equity-based compensation expense recorded by the Company, in the periods presented, includes the expense associated with the employees historically attributable to the Company’s operations, as well as the expense associated with the allocation of equity-based compensation expense for corporate employees.

The Company will have a new equity compensation plan relating to equity awards of FOX stock, the Fox Corporation 2019 Shareholder Alignment Plan (the “SAP”), that will become effective in connection with the Distribution. Equity-based compensation, including stock options, stock appreciation rights, restricted and unrestricted stock, restricted stock units (“RSUs”) and other types of FOX equity awards may be granted. The Company’s officers, directors and employees will be eligible to participate in the SAP.

In connection with the Distribution, 21CF performance stock units (“PSUs”) scheduled to vest in 2019 and 50% of 21CF retention RSUs were accelerated and paid out in shares of 21CF class A common stock in March 2019. 21CF RSUs and PSUs scheduled to vest after 2019 will be converted into new equity awards of the Company, using a formula designed to preserve the value of the awards immediately prior to the Distribution. Converted awards will have the same terms and features as the original 21CF awards, except for the PSUs, which will be converted into RSUs that will be subject only to time-based vesting conditions and will no longer be subject to achievement of applicable performance goals. In addition, the remaining 50% of the 21CF retention RSUs will be converted into new FOX equity awards and Disney equity awards on the same pro rata basis accorded to shareholders of 21CF common stock in the mergers. All of the converted FOX equity awards will be made under the SAP.

The Compensation Committee of the Board of Directors of FOX will consider making initial grants under the SAP in connection with the Distribution. These shareholder alignment grants would likely consist of a mix of stock options and RSUs.

FOX CORPORATION

NOTES TO THE UNAUDITED COMBINED FINANCIAL STATEMENTS

The following table summarizes the Company’s equity-based compensation:

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
	(in millions)
Equity-based compensation(a)	$12	$15	$33	$28

Intrinsic value of all settled equity-based awards	$8	$-	$110	$31

(a)	Includes allocated expense for both executive directors and corporate executives of 21CF, allocated using a proportional allocation driver, which management has deemed to be reasonable.

As of December 31, 2018, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees for all plans presented was approximately $115 million and is expected to be recognized over a weighted average period between one and two years.

NOTE 8. RELATED PARTY TRANSACTIONS AND 21CF INVESTMENT

Related Party Transactions

In the ordinary course of business, the Company enters into transactions with related parties, including subsidiaries and equity affiliates of 21CF, to buy and/or sell programming and purchase and/or sell advertising. The following table sets forth the net revenue from related parties included in the Combined Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
	(in millions)
Related party revenue	$107	$68	$178	$132
Related party expense	(3)	(7)	(34)	(49)

Related party revenue, net of expense	$104	$61	$144	$83

Corporate Allocations and 21CF Investment

Historically, 21CF has provided services to and funded certain expenses for the Company such as: global real estate and occupancy costs and employee benefits (“Direct Corporate Expenses”). In addition, the Company’s Unaudited Combined Financial Statements include general corporate expenses of 21CF which were not historically allocated to the Company for certain support functions that are provided on a centralized basis within 21CF and not recorded at the business unit level, such as expenses related to finance, legal, insurance, information technology, compliance and human resources management activities, among others (“General Corporate Expenses”). For purposes of these standalone Unaudited Combined Financial Statements, the General Corporate Expenses have been allocated to the Company. The General Corporate Expenses are included in the Unaudited Combined Statements of Operations in Selling, general and administrative expenses and Other, net, as appropriate, and accordingly as a component of the 21CF investment in the Combined Balance Sheets. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, headcount or other relevant measures of the Company. Management believes the assumptions underlying the Unaudited Combined Financial Statements, including the assumptions regarding allocating General Corporate Expenses from 21CF are reasonable. Nevertheless, the Unaudited Combined Financial Statements may not include all of the actual expenses that would have been incurred and may not reflect the Company’s combined results of operations, financial position and cash flows had it been a standalone company during the periods presented. Actual costs that would have been incurred if the Company had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. For the purposes of these standalone Unaudited Combined Financial Statements, the corporate allocations recorded for the three months ended December 31, 2018 and 2017 of $95 million and $83 million, respectively, and for the six months ended December 31, 2018 and 2017 of $180 million and $137 million, respectively, were General Corporate Expenses of 21CF which were not historically allocated to the Company.

FOX CORPORATION

NOTES TO THE UNAUDITED COMBINED FINANCIAL STATEMENTS

Intercompany transactions with 21CF or its affiliates and the Company are reflected in the historical Unaudited Combined Financial Statements. All significant intercompany balances between 21CF and the Company are reflected in the Unaudited Combined Statements of Cash Flows as a financing activity and in the Combined Balance Sheets as a 21CF investment.

The following table summarizes the components of the net (decrease) increase in the 21CF investment for the three and six months ended December 31, 2018 and 2017:

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
	(in millions)
Cash pooling and general financing activities(a)	$(594)	$389	$(14)	$321
Corporate allocations	95	83	180	137

Net (decrease) increase in 21CF investment	$(499)	$472	$166	$458

(a)

The nature of activities included in the line item ‘Cash pooling and general financing activities’ includes financing activities, capital transfers, cash sweeps, other treasury services and Direct Corporate Expenses. As part of this activity and prior to December 31, 2017, the majority of the cash balances are swept to 21CF on a daily basis and the Company receives capital from 21CF for the Company’s cash needs. Effective January 1, 2018, the Company ceased participating in 21CF’s capital and cash management accounts.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments as of December 31, 2018 and June 30, 2018 were approximately $34 billion and $32 billion, respectively. The increase from June 30, 2018 was primarily due to the new multi-year, multi-platform rights agreement expanding the Company’s television, digital and Spanish-language rights and extending its arrangement with Major League Baseball (“MLB”) through the 2028 MLB season partially offset by sports programming rights payments.

In January 2019, the Company issued approximately $6.8 billion of senior notes (See Note 5 - Borrowings).

Contingencies

Profits Participants Litigation

On November 25, 2015, Wark Entertainment, Inc. filed a lawsuit (the “Wark Lawsuit”) against Twentieth Century Fox Film Corporation, the FOX Network, and Fox Entertainment Group, Inc. (“Fox Entertainment Group”) in the Superior Court of the State of California, County of Los Angeles, Central District (the “Los Angeles Superior Court”). On November 30, 2015, Temperance Brennan, L.P., Snooker Doodle Productions, Inc., and Bertha Blue, Inc. filed a lawsuit (the “Temperance Brennan Lawsuit”) against 21CF, Fox Entertainment Group, Twentieth Century Fox Film Corporation, and the FOX Network in the Los Angeles Superior Court. The plaintiffs in these cases are profits participants in the television series Bones, which was produced by Twentieth Century Fox Television, a unit of Twentieth Century Fox Film Corporation (“TCFTV”), and aired on the FOX Network from 2005 to 2017. TCFTV, 21CF, the FOX Network and Fox Entertainment Group are defendants in one or both of the Wark Lawsuit and the Temperance Brennan Lawsuit (collectively, the “Lawsuits”), which were joined by the Los Angeles Superior Court on December 21, 2015.

The plaintiffs in the Lawsuits alleged, among other things, that TCFTV breached its contracts with the plaintiffs and committed fraud concerning certain of those contracts, and that 21CF, Fox Entertainment Group, and the FOX Network induced TCFTV’s breach of contract and intentionally interfered with the plaintiffs’ contracts with TCFTV. These allegations were based on plaintiffs’ claims that in licensing Bones between affiliated 21CF entities, the defendants agreed to lower license fees for Bones to the detriment of the Plaintiffs (collectively, the “Affiliated Dealing Claims”). The plaintiffs also challenged TCFTV’s accounting practices with regard to Bones, including challenging TCFTV’s

FOX CORPORATION

NOTES TO THE UNAUDITED COMBINED FINANCIAL STATEMENTS

distribution and overhead charges for Bones (the “Accounting Claims”). The defendants vigorously disputed the Affiliated Dealing Claims and the Accounting Claims and the related allegations.

On April 8, 2016, the Los Angeles Superior Court stayed the Accounting Claims and ordered that the Affiliated Dealing Claims be submitted to arbitration pursuant to the plaintiffs’ contracts. On February 20, 2019, the arbitrator issued a punitive damages award of approximately $129 million against the defendants, including the FOX Network. On February 27, 2019, the defendants filed a motion with the Los Angeles Superior Court to vacate the entire punitive damages award on the ground that the arbitrator did not have authority to award punitive damages, and the plaintiffs filed a petition with the court to confirm the entirety of the arbitrator’s award. A hearing on these matters is scheduled for April 29, 2019. The Company would be responsible for a portion of the arbitrator’s punitive damages award if it were sustained, and the Company intends to vigorously defend against such award.

FOX News Channel

The Company and certain of its current and former employees have been subject to allegations of sexual harassment and discrimination and racial discrimination relating to alleged misconduct at the Company’s FOX News channel business. The Company has resolved many of these claims and is contesting other claims in litigation. The Company has also received regulatory and investigative inquiries relating to these matters. To date, none of the amounts paid in settlements or reserved for pending or future claims, is individually or in the aggregate, material to the Company. The amount of liability, if any, that may result from these or related matters cannot be estimated at this time. However, the Company does not currently anticipate that the ultimate resolution of any such pending matters will have a material adverse effect on its financial condition, future results of operations or liquidity.

U.K. Newspaper Matters Indemnity

In connection with the separation of 21CF and News Corporation in June 2013, 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the Separation Agreement, certain costs and liabilities related to the U.K. Newspaper Matters Indemnity will be allocated to the Company. The liability recorded in the Combined Balance Sheets related to the indemnity was approximately $45 million and $50 million as of December 31, 2018 and June 30, 2018, respectively.

Other

Equity purchase arrangements that are exercisable by the counterparty to the agreement, and that are outside the sole control of the Company, are accounted for in accordance with ASC 480-10-S99-3A and are classified as Redeemable noncontrolling interests in the Combined Balance Sheets. Other than the arrangements classified as Redeemable noncontrolling interests, the Company is also a party to other purchase and sale arrangements which become exercisable at various points in time. However, these arrangements are currently either not exercisable in the next twelve months or are not material.

The Company establishes an accrued liability for legal claims when the Company determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition. For the contingencies disclosed above for which there is at least a reasonable possibility that a loss may be incurred, other than the accrual provided, the Company was unable to estimate the amount of loss or range of loss.

The Company’s operations are subject to tax in various domestic jurisdictions and as a matter of course, the Company is regularly audited by federal and state tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending

FOX CORPORATION

NOTES TO THE UNAUDITED COMBINED FINANCIAL STATEMENTS

tax matters will have a material adverse effect on its combined financial condition, future results of operations or liquidity. Each member of the 21CF consolidated group, which includes 21CF, the Company and 21CF’s other subsidiaries, is jointly and severally liable for the U.S. federal income tax liability of each other member of the consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21CF consolidated group. The tax matters agreement will require 21CF and/or Disney to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the Internal Revenue Service in amounts that the Company cannot quantify.

NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFITS

Certain of the Company’s U.S. employees participated in defined benefit pension and postretirement plans sponsored by 21CF (“Shared Plans”), which include participants of other 21CF subsidiaries. Plans that are sponsored by entities included in the Company are accounted for as defined benefit pension plans.

Shared Plans were accounted for as multiemployer benefit plans. Therefore, no asset or liability was recorded to recognize the funded status. The related pension expenses allocated to the Company were based primarily on benefits earned by active employees and accounted for in a manner similar to a defined contribution plan.

In contemplation of the Separation, during the second quarter of fiscal 2019, the pension benefit assets and liabilities of the Shared Plans allocable to the Company’s employees were transferred to the Company. Assets of $630 million, projected benefit obligations of $765 million and $188 million of accumulated other comprehensive loss ($143 million, net of tax) were recorded for pension benefits transferred from 21CF. Subsequent to December 31, 2018, the postretirement benefit plan liabilities allocable to the Company’s employees were transferred to the Company. Projected benefit obligations of $98 million and $18 million of accumulated other comprehensive loss ($14 million, net of tax) were recorded for postretirement benefits transferred from 21CF in January 2019.

The net periodic benefit cost was $14 million and $63 million for the three months ended December 31, 2018 and 2017, respectively, and $27 million and $74 million for the six months ended December 31, 2018 and 2017, respectively, which primarily relates to Shared Plans.

NOTE 11. SEGMENT INFORMATION

The Company is a news, sports and entertainment company, which manages and reports its businesses in the following segments:

•

Cable Network Programming, which principally consists of the production and licensing of news and sports content distributed primarily through cable television systems, direct broadcast satellite operators, telecommunication companies and online video distributors (collectively, multi-channel video programming distributors), primarily in the U.S.

•

Television, which principally consists of the acquisition, marketing and distribution of broadcast network programming nationally under the FOX brand and the operation of 28 full power broadcast television stations, including 11 duopolies, in the U.S. (of these stations, 17 are affiliated with the FOX Network, nine are affiliated with MyNetworkTV, one is affiliated with both The CW Television Network and MyNetworkTV and one is an independent station).

•

Other, Corporate and Eliminations, which principally consists of corporate overhead costs, intracompany eliminations and the FOX Studios lot. The FOX Studios lot, located in Los Angeles, California, provides television and film production services along with office space, studio operation services and includes all operations of the facility.

The Company’s operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income before depreciation and amortization, or Segment OIBDA. Due to the integrated nature of these operating segments, estimates and judgments are made in allocating certain assets, revenues and expenses.

FOX CORPORATION

NOTES TO THE UNAUDITED COMBINED FINANCIAL STATEMENTS

Segment OIBDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment OIBDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Interest expense, Other, net and Income tax (expense) benefit. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

Management believes that information about Total Segment OIBDA assists all users of the Company’s Unaudited Combined Financial Statements by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect net income, thus providing insight into both operations and the other factors that affect reported results. Total Segment OIBDA provides management, investors and equity analysts a measure to analyze the operating performance of the Company’s business and its enterprise value against historical data and competitors’ data, although historical results, including Segment OIBDA and Total Segment OIBDA, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

Total Segment OIBDA may be considered a non-GAAP measure and should be considered in addition to, not as a substitute for, net income, cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment charges, which are significant components in assessing the Company’s financial performance.

The following table reconciles Income before income tax (expense) benefit to Total Segment OIBDA for the three and six months ended December 31, 2018 and 2017:

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
	(in millions)
Income before income tax (expense) benefit	$31	$312	$862	$923
Add
Amortization of cable distribution investments	9	20	19	32
Depreciation and amortization	51	42	94	83
Interest expense	15	6	31	13
Other, net	339	93	200	95

Total Segment OIBDA	$445	$473	$1,206	$1,146

The following tables set forth the Company’s Revenues and Segment OIBDA for the three and six months ended December 31, 2018 and 2017:

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
	(in millions)
Revenues
Cable Network Programming	$1,434	$1,315	$2,699	$2,453
Television	2,149	1,793	3,426	2,844
Other, Corporate and Eliminations	-	-	(1)	(1)

Total revenues	$3,583	$3,108	$6,124	$5,296
Segment OIBDA
Cable Network Programming	$519	$462	$1,152	$1,038
Television	(14)	62	157	187
Other, Corporate and Eliminations	(60)	(51)	(103)	(79)

Total Segment OIBDA	$445	$473	$1,206	$1,146

FOX CORPORATION

NOTES TO THE UNAUDITED COMBINED FINANCIAL STATEMENTS

Revenues by Component

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
	(in millions)
Revenues
Affiliate fee	$1,345	$1,174	$2,682	$2,329
Advertising	1,987	1,732	3,050	2,620
Other	251	202	392	347

Total revenues	$3,583	$3,108	$6,124	$5,296

Revenues by Segment by Component

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
	(in millions)
Cable Network Programming
Affiliate fee	$938	$848	$1,877	$1,678
Advertising and other	496	467	822	775

Total Cable Network Programming revenues	1,434	1,315	2,699	2,453
Television
Advertising	1,634	1,411	2,433	2,061
Affiliate fee and other	515	382	993	783

Total Television revenues	2,149	1,793	3,426	2,844
Other, Corporate and Eliminations	-	-	(1)	(1)

Total revenues	$3,583	$3,108	$6,124	$5,296

Future Performance Obligations

As of December 31, 2018, approximately $2.3 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to affiliate contracts and sports rights sublicensing contracts with fixed fees. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
	(in millions)
Depreciation and amortization
Cable Network Programming	$12	$9	$23	$18
Television	26	28	52	55
Other, Corporate and Eliminations	13	5	19	10

Total depreciation and amortization	$51	$42	$94	$83

FOX CORPORATION

NOTES TO THE UNAUDITED COMBINED FINANCIAL STATEMENTS

	As of December 31, 2018	As of June 30, 2018
	(in millions)
Assets
Cable Network Programming	$2,545	$2,430
Television	7,591	6,805
Other, Corporate and Eliminations	3,041	3,611
Investments	289	275

Total assets	$13,466	$13,121

NOTE 12. ADDITIONAL FINANCIAL INFORMATION

Other, net

The following table sets forth the components of Other, net included in the Unaudited Combined Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
	(in millions)
Acquisition related and other transaction costs(a)	$(38)	$(32)	$(78)	$(32)
Unrealized losses on investments(b)	(255)	-	(72)	-
U.K. Newspaper Matters Indemnity(c)	(21)	(10)	(30)	3
Settlement loss related to pension plans(d)	-	(50)	-	(50)
Other	(25)	(1)	(20)	(16)

Total other, net	$(339)	$(93)	$(200)	$(95)

(a)	The acquisition related and other transaction costs for the three and six months ended December 31, 2018 are related to the Separation and Distribution which includes retention related costs.
(b)

Represents the unrealized losses related to changes in fair value of the Company’s investment in Roku which are recognized in net income in accordance with ASU 2016-01 (See Note 1 - Description of Business and Basis of Presentation under the heading “Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform”).

(c)	See Note 9 - Commitments and Contingencies.
(d)	The settlement loss was primarily related to the Shared Plans (See Note 12 - Pension and Other Postretirement Benefits in the Form 10).

Receivables, net

Receivables are presented net of an allowance for doubtful accounts, which is an estimate of amounts that may not be collectible. Allowances for doubtful accounts as of December 31, 2018 and June 30, 2018 were $34 million and $28 million, respectively.

FOX CORPORATION

NOTES TO THE UNAUDITED COMBINED FINANCIAL STATEMENTS

Other Non-Current Assets

The following table sets forth the components of Other non-current assets included in the Combined Balance Sheets:

	As of December 31, 2018	As of June 30, 2018
	(in millions)
Investments(a)	$289	$275
Inventories, net	155	121
Other(b)	389	363

Total other non-current assets	$833	$759

(a)

Includes an investment with a readily determinable fair value of $185 million and $257 million as of December 31, 2018 and June 30, 2018, respectively (See Note 4 - Fair Value). See Note 2 - Acquisitions, Disposals and Other Transactions for information on recent investments.

(b)

Other includes $230 million and $265 million as of December 31, 2018 and June 30, 2018, respectively, related to the Trust (as defined in Note 12 - Pension and Other Postretirement Benefits in the Form 10).

Accounts Payable, Accrued Expenses and Other Current Liabilities

The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Combined Balance Sheets:

	As of December 31, 2018	As of June 30, 2018
	(in millions)
Program rights payable	$443	$380
Accrued expenses	428	530
Deferred revenue	129	147
Income taxes payable(a)	127	553
Other current liabilities	114	149

Total accounts payable, accrued expenses and other current liabilities	$1,241	$1,759

(a)

As discussed in Note 1 - Description of Business and Basis of Presentation, income tax items have been calculated as if the Company filed a separate return and was operating as a standalone business. Therefore, tax balances reflected in the Combined Financial Statements may not be reflective of the Company’s actual tax balances prior to or subsequent to the Distribution.

Other Liabilities

The following table sets forth the components of Other liabilities included in the Combined Balance Sheets:

	As of December 31, 2018	As of June 30, 2018
	(in millions)
Accrued noncurrent pension liabilities(a)	$377	$244
Other noncurrent liabilities	230	178

Total other liabilities	$607	$422

(a)

The increase in accrued noncurrent pension liabilities was related to the pension benefit assets and liabilities of the Shared Plans allocable to the Company’s employees transferred to the Company during the second quarter of fiscal 2019 (See Note 10 - Pension and Other Postretirement Benefits).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Readers should carefully review this document and the other documents filed by Fox Corporation with the Securities and Exchange Commission (the “SEC”). This section should be read together with the unaudited interim combined financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q as well as the audited combined financial statements for the year ended June 30, 2018 and other disclosure included in the Form 10 as amended and filed with the SEC on January 7, 2019 (the “Form 10”).

INTRODUCTION

The Proposed Distribution

On June 20, 2018, Twenty-First Century Fox, Inc. (“Twenty-First Century Fox” or “21CF”), The Walt Disney Company (“Disney”), TWDC Holdco 613 Corp., a wholly-owned subsidiary of Disney (“New Disney”), and certain other subsidiaries of Disney entered into an Amended and Restated Merger Agreement and Plan of Merger, dated June 20, 2018 (the “21CF Disney Merger Agreement”), pursuant to which, among other things, 21CF will merge with and into a subsidiary of New Disney (the “21CF Merger”), Disney will merge with and into a subsidiary of New Disney (the “Disney Merger,” and together with the 21CF Merger, the “mergers”), and each of Disney and 21CF will become wholly-owned subsidiaries of New Disney. A condition to the consummation of the mergers includes the consummation of the Distribution (as defined below).

In connection with the 21CF Disney Merger Agreement and prior to the Distribution, 21CF and its wholly owned subsidiary, Fox Corporation (“FOX” or the “Company”), expect to enter into a separation agreement (the “Separation Agreement”), which will become effective on March 19, 2019. Pursuant to the Separation Agreement, 21CF will, among other things, engage in the separation (the “Separation”), whereby it will transfer to FOX a portfolio of 21CF’s news, sports and broadcast businesses, including FOX News, FOX Business, FOX Broadcasting Company (the “FOX Network”), FOX Sports, FOX Television Stations Group, and sports cable networks FS1, FS2, FOX Deportes and Big Ten Network (collectively, the “FOX business”), and certain other assets, and FOX will assume from 21CF certain liabilities associated with such businesses and certain other liabilities. 21CF will retain all assets and liabilities not transferred to FOX, including the Twentieth Century Fox film and television studios and certain cable and international television businesses. Following the Separation and prior to the completion of the mergers, 21CF will distribute all of the issued and outstanding common stock of FOX to 21CF’s stockholders (other than holders that are subsidiaries of 21CF) on a pro rata basis (the “Distribution”), in accordance with the Amended and Restated Distribution Agreement and Plan of Merger, dated as of June 20, 2018, by and between 21CF and 21CF Distribution Merger Sub, Inc. The Separation and Distribution are anticipated to be completed on March 19, 2019 as part of the series of transactions contemplated by the 21CF Disney Merger Agreement (collectively, the “Transactions”). Following the completion of the Separation and Distribution, FOX will become a standalone public company.

Immediately prior to the Distribution, FOX will pay to 21CF a dividend in the amount of $8.5 billion (the “Dividend”), in immediately available funds. FOX has incurred indebtedness (See Note 5 – Borrowings to the accompanying Unaudited Combined Financial Statements of FOX) that will be, together with available cash, sufficient to fund the Dividend, which cash will be replenished and/or indebtedness will be reduced after the mergers by the amount of the Cash Payment (as defined below), if any.

At the open of business on the business day immediately following the date of the Distribution, if the final estimate of the taxes in respect of the Separation and Distribution and divestitures (as well as certain taxes related to the operations of the FOX business from and after January 1, 2018 through the closing of the Transactions) (collectively, the “Transaction Tax”), is lower than $8.5 billion, Disney will make a cash payment to FOX (the “Cash Payment”), which Cash Payment will be the amount obtained by subtracting the final estimate of the Transaction Tax from $8.5 billion, up to a maximum Cash Payment of $2 billion. After the completion of the mergers, FOX will promptly replenish its cash used, and/or reduce the indebtedness incurred, to fund the Dividend by the amount of the Cash Payment, if any.

In connection with the Transactions, the Company expects to enter into certain other related agreements which govern certain aspects of the Company’s relationship with 21CF and Disney following the Separation and which will become effective on March 19, 2019. These include (i) a tax matters agreement, (ii) intellectual property license agreements, (iii) a studio lot lease and management agreement, (iv) transition services agreements, (v) commercial agreements and (vi) an employee matters agreement.

In addition, as a result of the Separation and Distribution, FOX will obtain a tax basis in its assets equal to their respective fair market values, which is expected to result in additional annual tax deductions, principally over the next 15 years.

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business - This section provides a general description of the Company’s businesses, as well as developments that occurred during the three and six months ended December 31, 2018 and 2017 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations - This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2018 and 2017. This analysis is presented on both a combined and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2018 and 2017, as well as a discussion of the Company’s commitments that existed as of December 31, 2018. Included is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

OVERVIEW OF THE COMPANY’S BUSINESS

The Company is a news, sports and entertainment company, which manages and reports its businesses in the following segments:

•

Cable Network Programming, which principally consists of the production and licensing of news and sports content distributed primarily through cable television systems, direct broadcast satellite operators, telecommunication companies and online video distributors (collectively, multi-channel video programming distributors), primarily in the U.S.

•

Television, which principally consists of the acquisition, marketing and distribution of broadcast network programming nationally under the FOX brand and the operation of 28 full power broadcast television stations, including 11 duopolies, in the U.S. (of these stations, 17 are affiliated with the FOX Network, nine are affiliated with MyNetworkTV, one is affiliated with both The CW Television Network and MyNetworkTV and one is an independent station).

•

Other, Corporate and Eliminations, which principally consists of corporate overhead costs, intracompany eliminations and the FOX Studios lot. The FOX Studios lot, located in Los Angeles, California, provides television and film production services along with office space, studio operation services and includes all operations of the facility.

Fiscal 2019 Affiliate Fee Outlook

The Company expects the pace of growth of Cable Network Programming affiliate fee revenue to meaningfully decelerate over the remaining six months of the fiscal year compared to the prior year, as the Company lapses prior year contractual rate increases from affiliate agreement renewals.

RESULTS OF OPERATIONS

Results of Operations—For the three and six months ended December 31, 2018 versus the three and six months ended December 31, 2017

The following table sets forth the Company’s operating results for the three and six months ended December 31, 2018, as compared to the three and six months ended December 31, 2017:

	For the three months ended December 31,				For the six months ended December 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in millions, except %)
Revenues
Affiliate fee	$1,345	$1,174	$171	15%	$2,682	$2,329	$353	15%
Advertising	1,987	1,732	255	15%	3,050	2,620	430	16%
Other	251	202	49	24%	392	347	45	13%

Total revenues	3,583	3,108	475	15%	6,124	5,296	828	16%
Operating expenses	(2,818)	(2,346)	(472)	20%	(4,309)	(3,610)	(699)	19%
Selling, general and administrative	(329)	(309)	(20)	6%	(628)	(572)	(56)	10%
Depreciation and amortization	(51)	(42)	(9)	21%	(94)	(83)	(11)	13%
Interest expense	(15)	(6)	(9)	**	(31)	(13)	(18)	**
Other, net	(339)	(93)	(246)	**	(200)	(95)	(105)	**

Income before income tax (expense) benefit	31	312	(281)	(90)%	862	923	(61)	(7)%
Income tax (expense) benefit	(7)	570	(577)	**	(223)	359	(582)	**

Net income	24	882	(858)	(97)%	639	1,282	(643)	(50)%
Less: Net income attributable to noncontrolling interests	(16)	(13)	(3)	23%	(27)	(23)	(4)	17%

Net income attributable to FOX	$8	$869	$(861)	(99)%	$612	$1,259	$(647)	(51)%

**	not meaningful

Overview – The Company’s revenues increased 15% and 16% for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018, primarily due to higher advertising and affiliate fee revenues. The increase in advertising revenue was primarily due to the broadcast of National Football League (“NFL”) Thursday Night Football (“TNF”) on the FOX Network and higher political advertising revenue due to the U.S. midterm elections at the FOX Television Stations Group. The increase in affiliate fee revenue was primarily attributable to higher average rates per subscriber across all networks, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals.

Operating expenses increased 20% and 19% for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018, primarily due to higher sports programming rights amortization and production costs, including the addition of TNF, partially offset by lower entertainment programming rights amortization as a result of the mix of programming in the current year as compared to the prior year at the Television Segment.

Selling, general and administrative expenses increased 6% and 10% for the three and six months ended December 31, 2018, respectively, as compared to corresponding periods of fiscal 2018, primarily due to the increase in revenues which is used to allocate on a pro rata basis certain general corporate expenses from 21CF. The corporate allocations recorded to Selling, general and administrative expenses increased approximately $15 million and $40 million for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018 (See Note 8 – Related Party Transactions and 21CF Investment to the accompanying Unaudited Combined Financial Statements of FOX under the heading “Corporate Allocations and 21CF Investment” for additional information).

Interest expense – Interest expense increased $9 million and $18 million for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018, primarily due to a bridge commitment letter which was entered into during fiscal 2018 (see Note 1 – Description of Business and Basis of Presentation to the audited combined financial statements in the Form 10 for additional information).

Other, net – See Note 12 – Additional Financial Information to the accompanying Unaudited Combined Financial Statements of FOX under the heading “Other, net.”

Income tax (expense) benefit – The Company’s tax provision and related effective tax rate of 26% for the six months ended December 31, 2018 was higher than the statutory rate of 21% primarily due to state taxes.

The Company’s effective income tax rate for the three and six months ended December 31, 2017 included a provisional $624 million tax benefit as a result of the Tax Cuts and Jobs Act (the “Tax Act”) (as described in Note 1 – Description of Business and Basis of Presentation to the accompanying Unaudited Combined Financial Statements of FOX under the heading “U.S. Tax Reform”).

Net income – Net income decreased 97% and 50% for the three and six months ended December 31, 2018, respectively, as compared to corresponding periods of fiscal 2018, primarily due to the absence of an income tax benefit resulting from the Tax Act in the prior year (as described above), higher costs related to the Separation and Distribution and unrealized losses on investments (See Note 12 – Additional Financial Information to the accompanying Unaudited Combined Financial Statements of FOX under the heading “Other, net”). Improved operating results partially offset the decreases in net income for the six months ended December 31, 2018.

Segment Analysis

The Company’s operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income before depreciation and amortization, or Segment OIBDA. Due to the integrated nature of these operating segments, estimates and judgments are made in allocating certain assets, revenues and expenses.

Segment OIBDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment OIBDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Interest expense, Other, net and Income tax (expense) benefit. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

Management believes that information about Total Segment OIBDA assists all users of the Company’s Unaudited Combined Financial Statements by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect net income, thus providing insight into both operations and the other factors that affect reported results. Total Segment OIBDA provides management, investors and equity analysts a measure to analyze the operating performance of the Company’s business and its enterprise value against historical data and competitors’ data, although historical results, including Segment OIBDA and Total Segment OIBDA, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

Total Segment OIBDA may be considered a non-GAAP measure and should be considered in addition to, not as a substitute for, net income, cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment charges, which are significant components in assessing the Company’s financial performance.

The following table reconciles Income before income tax (expense) benefit to Total Segment OIBDA for the three and six months ended December 31, 2018, as compared to the three and six months ended December 31, 2017:

	For the three months ended December 31,				For the six months ended December 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in millions, except %)
Income before income tax (expense) benefit	$31	$312	$(281)	(90)%	$862	$923	$(61)	(7)%
Add
Amortization of cable distribution investments	9	20	(11)	(55)%	19	32	(13)	(41)%
Depreciation and amortization	51	42	9	21%	94	83	11	13%
Interest expense	15	6	9	**	31	13	18	**
Other, net	339	93	246	**	200	95	105	**

Total Segment OIBDA	$445	$473	$(28)	(6)%	$1,206	$1,146	$60	5%

**	not meaningful

The following table sets forth the computation of Total Segment OIBDA for the three and six months ended December 31, 2018, as compared to the three and six months ended December 31, 2017:

	For the three months ended December 31,				For the six months ended December 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in millions, except %)
Revenues	$3,583	$3,108	$475	15%	$6,124	$5,296	$828	16%
Operating expenses	(2,818)	(2,346)	(472)	20%	(4,309)	(3,610)	(699)	19%
Selling, general and administrative	(329)	(309)	(20)	6%	(628)	(572)	(56)	10%
Amortization of cable distribution investments	9	20	(11)	(55)%	19	32	(13)	(41)%

Total Segment OIBDA	$445	$473	$(28)	(6)%	$1,206	$1,146	$60	5%

The following tables set forth the Company’s Revenues and Segment OIBDA for the three and six months ended December 31, 2018, as compared to the three and six months ended December 31, 2017:

	For the three months ended December 31,				For the six months ended December 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in millions, except %)
Revenues
Cable Network Programming	$1,434	$1,315	$119	9%	$2,699	$2,453	$246	10%
Television	2,149	1,793	356	20%	3,426	2,844	582	20%
Other, Corporate and Eliminations	-	-	-	-%	(1)	(1)	-	-%

Total revenues	$3,583	$3,108	$475	15%	$6,124	$5,296	$828	16%

	For the three months ended December 31,				For the six months ended December 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in millions, except %)
Segment OIBDA
Cable Network Programming	$519	$462	$57	12%	$1,152	$1,038	$114	11%
Television	(14)	62	(76)	**	157	187	(30)	(16)%
Other, Corporate and Eliminations	(60)	(51)	(9)	(18)%	(103)	(79)	(24)	(30)%

Total Segment OIBDA	$445	$473	$(28)	(6)%	$1,206	$1,146	$60	5%

**	not meaningful

Cable Network Programming (44% and 46% of the Company’s combined revenues in the first six months of fiscal 2019 and 2018, respectively.)

	For the three months ended December 31,				For the six months ended December 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in millions, except %)
Revenues
Affiliate fee	$938	$848	$90	11%	$1,877	$1,678	$199	12%
Advertising and other	496	467	29	6%	822	775	47	6%

Total revenues	1,434	1,315	119	9%	2,699	2,453	246	10%
Operating expenses	(808)	(775)	(33)	4%	(1,349)	(1,255)	(94)	7%
Selling, general and administrative	(116)	(98)	(18)	18%	(217)	(192)	(25)	13%
Amortization of cable distribution investments	9	20	(11)	(55)%	19	32	(13)	(41)%

Segment OIBDA	$519	$462	$57	12%	$1,152	$1,038	$114	11%

Revenues at the Cable Network Programming segment increased for the three and six months ended December 31, 2018, as compared to the corresponding periods of fiscal 2018, primarily due to higher affiliate fee and advertising and other revenues. The increase in affiliate fee revenue was primarily attributable to higher average rates per subscriber across all networks, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals. The average number of subscribers remained relatively consistent for the three and six months ended December 31, 2018, as compared to the corresponding periods of fiscal 2018. The increase in advertising and other revenues was primarily due to advertising revenue resulting from higher pricing at the news channels.

Cable Network Programming Segment OIBDA increased for the three and six months ended December 31, 2018, as compared to the corresponding periods of fiscal 2018, primarily due to the revenue increases noted above partially offset by higher expenses. Operating expenses increased principally due to higher sports programming rights amortization and production costs, including Major League Baseball (“MLB”) costs at FS1, launch costs incurred for the Company’s direct-to-consumer initiatives and higher costs related to news coverage associated with the U.S. midterm elections. Also contributing to the increase for the six months ended December 31, 2018 was the addition of the Fédération Internationale de Football Association (“FIFA”) World Cup and Big Ten programming costs at FS1.

Television (56% and 54% of the Company’s combined revenues for the first six months of fiscal 2019 and 2018, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(in millions, except %)
Revenues
Advertising	$1,634	$1,411	$223	16%	$2,433	$2,061	$372	18%
Affiliate fee and other	515	382	133	35%	993	783	210	27%

Total revenues	2,149	1,793	356	20%	3,426	2,844	582	20%
Operating expenses	(2,010)	(1,571)	(439)	28%	(2,961)	(2,356)	(605)	26%
Selling, general and administrative	(153)	(160)	7	(4)%	(308)	(301)	(7)	2%

Segment OIBDA	$(14)	$62	$(76)	**	$157	$187	$(30)	(16)%

**	not meaningful

Revenues at the Television segment increased for the three and six months ended December 31, 2018, as compared to the corresponding periods of fiscal 2018, primarily due to higher advertising, affiliate fee and other revenues. The increase in advertising revenue was primarily due to the broadcast of more NFL games due to the addition of TNF and higher political advertising revenue due to the U.S. midterm elections, partially offset by two fewer broadcasts of MLB World Series games in the current year. Also contributing to the increase in advertising revenue for the six months ended December 31, 2018 was the broadcast of a portion of the FIFA World Cup matches in the current year. Affiliate fee revenue increased 25% and 24% for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018, primarily due to contractual rate increases on existing affiliate agreements and from affiliate agreement renewals. Other revenue increased 93% and 42% for the three and six months ended December

31, 2018, respectively, as compared to the corresponding periods of fiscal 2018, primarily due to higher SVOD revenue at the FOX Network.

Television Segment OIBDA decreased for the three and six months ended December 31, 2018, as compared to the corresponding periods of fiscal 2018, as the revenue increases noted above were more than offset by higher expenses. Operating expenses increased primarily due to higher sports programming rights amortization and production costs, including TNF, partially offset by lower entertainment programming rights amortization as a result of the mix of programming in the current year as compared to the prior year. Also contributing to the increase in operating expenses for the six months ended December 31, 2018 was the addition of the FIFA World Cup.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Historically, 21CF provided capital, cash management and other treasury services to the Company and 21CF will continue to provide treasury services to the Company until the Distribution. Prior to December 31, 2017, substantially all of the cash balances were swept to 21CF on a daily basis and the Company received capital from 21CF for the Company’s cash needs. Effective January 1, 2018, the Company ceased participating in 21CF’s capital and cash management accounts. The Company’s combined Total assets as of December 31, 2018 and June 30, 2018 included $2.0 billion and $2.5 billion, respectively, in Cash and cash equivalents, which reflects $600 million, which was contributed by 21CF in accordance with the 21CF Disney Merger Agreement, plus all net cash generated beginning January 1, 2018 by the Company’s business and assets. In accordance with the Separation Agreement, at the time of the Separation and Distribution, the Company will be entitled to such cash amounts reduced by (i) applicable operational taxes, (ii) 30% of all cash dividends declared by 21CF from December 13, 2017 through the Distribution, (iii) 30% of all unallocated shared overhead and corporate costs from December 13, 2017 through the Distribution, (iv) an allocated amount of shared overhead corporate costs consistent with 21CF’s historical approach to such allocation, and (v) certain other expenses related to the Separation and Distribution. The obligations described in clauses (i) - (v) are not fully reflected in the $2.0 billion and $2.5 billion in Cash and cash equivalents as of December 31, 2018 and June 30, 2018, respectively. The remaining amount of these contractual obligations was approximately $800 million in the aggregate, which was settled in March 2019.

The Company’s principal source of liquidity is internally generated funds which are highly dependent upon the continuation of affiliate agreements and the state of the advertising markets. In January 2019, the Company issued approximately $6.8 billion of senior notes. In addition, the Company has an unused five-year $1.0 billion unsecured revolving credit facility, an unused $1.7 billion 364-Day Bridge Term Loan Agreement and has access to the worldwide capital markets, subject to market conditions. (See Note 5 - Borrowings to the accompanying Unaudited Combined Financial Statements of FOX).

The principal uses of cash that affect the Company’s liquidity position include the following: the payment of the Dividend, the acquisition of rights and related payments for entertainment and sports programming; operational expenditures including marketing and promotional expenses; expenses related to operating the technical facilities of the cable network and broadcaster and investing approximately $150 million to $200 million in establishing stand-alone technical facilities; employee and facility costs; capital expenditures; acquisitions; and interest and dividend payments.

In addition to the acquisitions, sales and possible acquisitions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Sources and Uses of Cash

Net cash provided by (used in) operating activities for the six months ended December 31, 2018 and 2017 was as follows (in millions):

For the six months ended December 31,	2018	2017
Net cash provided by (used in) operating activities	$36	$(35)

The change in net cash provided by (used in) operating activities during the six months ended December 31, 2018, as compared to the corresponding period of fiscal 2018, is primarily due to higher cash receipts from political advertising revenue due to the U.S. midterm elections at the FOX Television Stations Group.

Net cash (used in) provided by investing activities for the six months ended December 31, 2018 and 2017 was as follows (in millions):

For the six months ended December 31,	2018	2017
Net cash (used in) provided by investing activities	$(251)	$239

The change in net cash (used in) provided by investing activities during the six months ended December 31, 2018, as compared to the corresponding period of fiscal 2018, was primarily due to the absence of cash received from the Federal Communications Commission’s completed reverse auction for broadcast spectrum and the investments in Caffeine, Inc. and Caffeine Studio, LLC (See Note 2 - Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Combined Financial Statements of FOX).

Net cash used in financing activities for the six months ended December 31, 2018 and 2017 was as follows (in millions):

For the six months ended December 31,	2018	2017
Net cash used in financing activities	$(334)	$(167)

The increase in net cash used in financing activities during the six months ended December 31, 2018, as compared to the corresponding period of fiscal 2018, was primarily due to net transfers to 21CF of $312 million in the six months ended December 31, 2018 as compared to net transfers to 21CF of $130 million in the six months ended December 31, 2017. The nature of activities included in net transfers to 21CF includes financing activities, capital transfers, cash sweeps, other treasury services and corporate expenses. Prior to December 31, 2017, the majority of the cash balances were swept to 21CF on a daily basis and the Company received capital from 21CF for the Company’s cash needs. Effective January 1, 2018, the Company ceased participating in 21CF’s capital and cash management accounts.

Debt Instruments

In January 2019, the Company issued approximately $6.8 billion of senior notes (See Note 5 - Borrowings to the accompanying Unaudited Combined Financial Statements of FOX).

Revolving Credit Agreement

In March 2019, the Company entered into an unsecured $1.0 billion revolving credit facility with a maturity date of March 2024 (See Note 5 – Borrowings to the accompanying Unaudited Combined Financial Statements of FOX).

Bridge Credit Agreement

In March 2019, the Company entered into an unsecured $1.7 billion 364-Day Bridge Term Loan Agreement (See Note 5 – Borrowings to the accompanying Unaudited Combined Financial Statements of FOX).

Commitments, Contingent Guarantees and Contingencies

See Note 9 - Commitments and Contingencies to the accompanying Unaudited Combined Financial Statements of FOX.

Recent Accounting Pronouncements

See Note 1 - Description of Business and Basis of Presentation to the accompanying Unaudited Combined Financial Statements of FOX under the heading “Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform.”

Caution Concerning Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical or current fact are “forward-looking statements” for purposes of federal and state securities laws, including any statements regarding (i) future earnings, revenues or other measures of the Company’s financial performance; (ii) the Company’s plans, strategies and objectives for future operations; (iii) proposed new programming or other offerings; (iv) future economic conditions or performance; and (v) assumptions underlying any of the foregoing.

Forward-looking statements may include, among others, the words “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “outlook” or any other similar words.

Although the Company’s management believes that the expectations reflected in any of the Company’s forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC. Important factors that could cause the Company’s actual results, performance and achievements to differ materially from those estimates or projections contained in the Company’s forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions and the following factors:

•

recent and future changes in technology, including alternative methods for the delivery and storage of digital content, and in consumer behavior, including changes in when, where and how they consume content;

•

changes in the Company’s strategies and initiatives and the acceptance thereof by consumers, distributors of the Company’s content, affiliates, advertisers and other parties with which the Company does business;

•	the highly competitive nature of the industry in which the Company’s businesses operate;
•

declines in advertising expenditures due to various factors such as the economic prospects of advertisers or the economy in general, technological developments and changes in consumer behavior, and shifts in advertisers’ spending toward digital and mobile offerings and away from more traditional media;

•	the loss of affiliate or carriage agreements or arrangements where the Company makes its content available for viewing through online video platforms;
•

the popularity of the Company’s content, including special sports events, and the continued popularity of the sports franchises, leagues and teams for which the Company has acquired programming rights;

•	the Company’s ability to renew programming rights, particularly sports programming rights, on sufficiently favorable terms;
•	damage to the Company’s brands or reputation;
•	a degradation, failure or misuse of the Company’s network and information systems and other technology relied on by the Company;
•	content piracy and signal theft and the Company’s ability to protect its intellectual property rights;
•	the loss of key personnel;
•	the effect of labor disputes, including labor disputes involving professional sports leagues whose games or events the Company has the right to broadcast;
•	changes in tax, federal communications or other laws, regulations, practices or the interpretations thereof;
•	the impact of any investigations or fines from governmental authorities, including FCC rules and policies and FCC decisions regarding revocation, renewal or grant of station licenses;
•	the failure or destruction of satellites and transmitter facilities the Company depends on to distribute its programming;
•	lower than expected valuations associated with one of the Company’s reporting units, indefinite-lived intangible assets, investments or long-lived assets;
•	changes in U.S. GAAP or other applicable accounting standards and policies;
•	the Company’s lack of operating history as a standalone, publicly traded company;
•

increased costs in connection with the Company operating as a standalone, publicly traded company following the Distribution and the loss of synergies the Company enjoyed from operating as part of 21CF;

•

the Company’s reliance on 21CF to provide the Company various services under the transition services agreements, including broadcast operations, sports production, information and technology, and other services, and the risk that 21CF does not properly perform the services under this agreement;

•	the Company’s ability to secure additional capital on acceptable terms;

•

the Company’s ability to benefit from any additional annual tax deductions expected to result from the Company obtaining a tax basis in its assets equal to their respective fair market values in connection with the Separation and Distribution;

•

the impact of any payments the Company is required to make or liabilities it is required to assume under the Separation Agreement and any indemnification arrangements entered into in connection with the Separation and Distribution; and

•

the other risks and uncertainties detailed in Part II., Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” included in the Company’s Information Statement filed as Exhibit 99.1 to the Form 10.

Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and forward-looking statements in documents that are incorporated by reference hereto speak only as of the date of those documents. The Company does not undertake any obligation to update or release any revisions to any forward-looking statement made herein or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or to conform such statements to actual results or changes in our expectations, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to one type of market risk: changes in stock prices.

Stock Prices

The Company has a common stock investment in a publicly traded company that is subject to market price volatility. Information on the Company’s investment with exposure to stock price risk is presented below:

	As of December 31, 2018	As of June 30, 2018
	(in millions)
Fair Value
Total fair value of the common stock investment	$185	$257

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices: loss(a)	$(19)	$(26)

(a)

This investment is recorded at fair value each reporting period and, beginning July 1, 2018, any associated unrealized gains and losses are recorded to net income (See Note 1 – Description of Business and Basis of Presentation to the accompanying Unaudited Combined Financial Statements of FOX under the heading “Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform”).

Concentrations of Credit Risk

See Note 4 – Fair Value to the accompanying Unaudited Combined Financial Statements of FOX under the heading “Concentrations of Credit Risk.”

ITEM 4.	CONTROLS AND PROCEDURES
(a)	Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to the discussion set forth in the section titled “Legal Proceedings” in the Form 10, except as set forth below.

On November 25, 2015, Wark Entertainment, Inc. filed a lawsuit (the “Wark Lawsuit”) against Twentieth Century Fox Film Corporation, Fox Broadcasting Company (the “FOX Network”), and Fox Entertainment Group, Inc. (“Fox Entertainment Group”) in the Superior Court of the State of California, County of Los Angeles, Central District (the “Los Angeles Superior Court”). On November 30, 2015, Temperance Brennan, L.P., Snooker Doodle Productions, Inc., and Bertha Blue, Inc. filed a lawsuit (the “Temperance Brennan Lawsuit”) against Twenty-First Century Fox, Inc. (“21CF”), Fox Entertainment Group, Twentieth Century Fox Film Corporation, and the FOX Network in the Los Angeles Superior Court. The plaintiffs in these cases are profits participants in the television series Bones, which was produced by Twentieth Century Fox Television, a unit of Twentieth Century Fox Film Corporation (“TCFTV”), and aired on the FOX Network from 2005 to 2017. TCFTV, 21CF, the FOX Network and Fox Entertainment Group are defendants in one or both of the Wark Lawsuit and the Temperance Brennan Lawsuit (collectively, the “Lawsuits”), which were joined by the Los Angeles Superior Court on December 21, 2015.

The plaintiffs in the Lawsuits alleged, among other things, that TCFTV breached its contracts with the plaintiffs and committed fraud concerning certain of those contracts, and that 21CF, Fox Entertainment Group, and the FOX Network induced TCFTV’s breach of contract and intentionally interfered with the plaintiffs’ contracts with TCFTV. These allegations were based on plaintiffs’ claims that in licensing Bones between affiliated 21CF entities, the defendants agreed to lower license fees for Bones to the detriment of the Plaintiffs (collectively, the “Affiliated Dealing Claims”). The plaintiffs also challenged TCFTV’s accounting practices with regard to Bones, including challenging TCFTV’s distribution and overhead charges for Bones (the “Accounting Claims”). The defendants vigorously disputed the Affiliated Dealing Claims and the Accounting Claims and the related allegations.

On April 8, 2016, the Los Angeles Superior Court stayed the Accounting Claims and ordered that the Affiliated Dealing Claims be submitted to arbitration pursuant to the plaintiffs’ contracts. On February 20, 2019, the arbitrator issued a punitive damages award of approximately $129 million against the defendants, including the FOX Network. On February 27, 2019, the defendants filed a motion with the Los Angeles Superior Court to vacate the entire punitive damages award on the ground that the arbitrator did not have authority to award punitive damages, and the plaintiffs filed a petition with the court to confirm the entirety of the arbitrator’s award. A hearing on these matters is scheduled for April 29, 2019. The Company would be responsible for a portion of the arbitrator’s punitive damages award if it were sustained, and the Company intends to vigorously defend against such award.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the section titled “Risk Factors” previously disclosed in the Form 10.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS
(a)	Exhibits.

4.1

Indenture, dated as of January 25, 2019, by and among Fox Corporation, Twenty-First Century Fox, Inc., as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 (File No. 001-38776) filed with the Securities and Exchange Commission on January 25, 2019).

4.2

Form of Notes representing $750,000,000 principal amount of 3.666% Senior Notes due 2022, dated January 25, 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10 (File No. 001-38776) filed with the Securities and Exchange Commission on January 25, 2019).

4.3

Form of Notes representing $1,250,000,000 principal amount of 4.030% Senior Notes due 2024, dated January 25, 2019 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 10 (File No. 001-38776) filed with the Securities and Exchange Commission on January 25, 2019).

4.4

Form of Notes representing $2,000,000,000 principal amount of 4.709% Senior Notes due 2029, dated January 25, 2019 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 10 (File No. 001-38776) filed with the Securities and Exchange Commission on January 25, 2019).

4.5

Form of Notes representing $1,250,000,000 principal amount of 5.476% Senior Notes due 2039, dated January 25, 2019 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form 10 (File No. 001-38776) filed with the Securities and Exchange Commission on January 25, 2019).

4.6

Form of Notes representing $1,550,000,000 principal amount of 5.576% Senior Notes due 2049, dated January 25, 2019 (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 10 (File No. 001-38776) filed with the Securities and Exchange Commission on January 25, 2019).

4.7

Registration Rights Agreement, dated as of January 25, 2019, by and among Fox Corporation and Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form 10 (File No. 001-38776) filed with the Securities and Exchange Commission on January 25, 2019).

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 formatted in eXtensible Business Reporting Language: (i) Unaudited Combined Statements of Operations for the three and six months ended December 31, 2018 and 2017; (ii) Unaudited Combined Statements of Comprehensive Income for the three and six months ended December 31, 2018 and 2017; (iii) Combined Balance Sheets as of December 31, 2018 (unaudited) and June 30, 2018 (audited); (iv) Unaudited Combined Statements of Cash Flows for the six months ended December 31, 2018 and 2017; and (v) Notes to the Unaudited Combined Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fox Corporation
(Registrant)

By:	/s/ Steven Tomsic
Steven Tomsic
Chief Financial Officer

Date: March 18, 2019