Form 10-Q
period 2019-03-31
Fox Corp
filed 2019-05-10
CIK 1754301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-38776

FOX CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1825597
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 852-7000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	FOXA	The Nasdaq Global Select Market
Class B Common Stock, par value $0.01 per share	FOX	The Nasdaq Global Select Market
Rights to Purchase Series A Junior Participating Preferred Stock	N/A	The Nasdaq Global Select Market

As of May 7, 2019, 354,351,378 shares of Class A Common Stock, par value $0.01 per share, and 266,173,651 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

FOX CORPORATION

FORM 10-Q

FOX CORPORATION

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
Revenues	$2,752	$2,463	$8,876	$7,759
Operating expenses	(1,660)	(1,444)	(5,969)	(5,054)
Selling, general and administrative	(336)	(324)	(964)	(896)
Depreciation and amortization	(58)	(43)	(152)	(126)
Impairment and restructuring charges	(14)	(14)	(14)	(11)
Interest expense	(81)	(7)	(112)	(20)
Interest income	19	-	19	-
Other, net	84	23	(116)	(75)

Income before income tax (expense) benefit	706	654	1,568	1,577
Income tax (expense) benefit	(167)	(188)	(390)	171

Net income	539	466	1,178	1,748

Less: Net income attributable to noncontrolling interests	(10)	(9)	(37)	(32)

Net income attributable to Fox Corporation stockholders	$529	$457	$1,141	$1,716

EARNINGS PER SHARE DATA
Weighted average shares
Basic	621	621	621	621
Diluted	621	621	621	621

Net income attributable to Fox Corporation stockholders per share - basic and diluted	$0.85	$0.74	$1.84	$2.76

The accompanying notes are an integral part of these Unaudited Consolidated and Combined Financial Statements.

FOX CORPORATION

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
Net income	$539	$466	$1,178	$1,748
Other comprehensive income (loss), net of tax
Unrealized holding (losses) gains on securities	-	(93)	-	84
Benefit plan adjustments and other	2	(2)	5	1
			-
Other comprehensive income (loss), net of tax	2	(95)	5	85

Comprehensive income	541	371	1,183	1,833

Less: Net income attributable to noncontrolling interests(a)	(10)	(9)	(37)	(32)

Comprehensive income attributable to Fox Corporation stockholders	$531	$362	$1,146	$1,801

(a)

Net income attributable to noncontrolling interests includes $6 million and $9 million for the three months ended March 31, 2019 and 2018, respectively, and $27 million and $32 million for the nine months ended March 31, 2019 and 2018, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated and Combined Financial Statements.

FOX CORPORATION

CONSOLIDATED AND COMBINED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of March 31, 2019	As of June 30, 2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$2,818	$2,500
Receivables, net	1,949	1,833
Inventories, net	1,074	1,180
Other	123	67

Total current assets	5,964	5,580

Non-current assets
Property, plant and equipment, net	1,286	1,169
Intangible assets, net	2,855	2,866
Goodwill	2,691	2,747
Deferred tax assets	3,685	-
Other non-current assets	1,176	759

Total assets	$17,657	$13,121

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$1,297	$1,759
	-
Total current liabilities	1,297	1,759

Non-current liabilities
Borrowings	6,750	-
Other liabilities	863	422
Deferred income taxes	-	1,071
Redeemable noncontrolling interests	136	275
Commitments and contingencies
Equity
Class A common stock(a)	4	-
Class B common stock(b)	3	-
Twenty-First Century Fox, Inc. investment	-	9,513
Additional paid-in capital	8,706	-
Retained earnings	101	-
Accumulated other comprehensive (loss) income	(214)	81
	-
Total Fox Corporation stockholders' equity	8,600	9,594
Noncontrolling interests	11	-

Total equity	8,611	9,594

Total liabilities and equity	$17,657	$13,121

(a)

Class A common stock, $0.01 par value per share, 2,000,000,000 shares authorized, 354,328,270 shares issued and outstanding as of March 31, 2019, net of nil treasury shares at par as of March 31, 2019.

(b)

Class B common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 266,173,651 shares issued and outstanding as of March 31, 2019, net of nil treasury shares at par as of March 31, 2019.

The accompanying notes are an integral part of these Unaudited Consolidated and Combined Financial Statements.

FOX CORPORATION

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the nine months ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$1,178	$1,748

Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	152	126
Amortization of cable distribution investments	29	43
Impairment and restructuring charges	14	11
Equity-based compensation	5	-
Other, net	116	75
Deferred income taxes	322	(563)
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(196)	(118)
Inventories net of program rights payable	137	(300)
Accounts payable and other liabilities	(133)	(237)

Net cash provided by operating activities	1,624	785

INVESTING ACTIVITIES
Property, plant and equipment	(147)	(148)
Proceeds from the relinquishment of spectrum	-	354
Purchase of investments	(100)	-
Other investing activities, net	(64)	(9)

Net cash (used in) provided by investing activities	(311)	197

FINANCING ACTIVITIES
Borrowings	6,750	-
Net transfers (to) from Twenty-First Century Fox, Inc.	(1,233)	845
Net dividend paid to Twenty-First Century Fox, Inc.	(6,500)	-
Distributions and other	(12)	(65)

Net cash (used in) provided by financing activities	(995)	780

Net increase in cash and cash equivalents	318	1,762
Cash and cash equivalents, beginning of year	2,500	19

Cash and cash equivalents, end of period	$2,818	$1,781

The accompanying notes are an integral part of these Unaudited Consolidated and Combined Financial Statements.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Fox Corporation, a Delaware corporation (“FOX” or the “Company”), is a news, sports and entertainment company, which manages and reports its businesses in the following segments: Cable Network Programming, Television and Other, Corporate and Eliminations.

The Distribution

On March 19, 2019, the Company became a standalone publicly traded company through the pro rata distribution by Twenty-First Century Fox, Inc. (“21CF”) of all of the issued and outstanding common stock of FOX to 21CF stockholders (other than holders that were subsidiaries of 21CF) (the “Distribution”) in accordance with the Amended and Restated Distribution Agreement and Plan of Merger, dated as of June 20, 2018, by and between 21CF and 21CF Distribution Merger Sub, Inc. Following the Distribution, 354,328,270 and 266,173,651 shares of the Company’s Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), respectively, began trading independently on The Nasdaq Global Select Market. In connection with the Distribution, the Company entered into the Separation and Distribution Agreement, dated as of March 19, 2019 (the “Separation Agreement”), with 21CF, which effected the internal restructuring (the “Separation”) whereby 21CF transferred to FOX a portfolio of 21CF’s news, sports and broadcast businesses, including FOX News, FOX Business, FOX Broadcasting Company (the “FOX Network”), FOX Sports, FOX Television Stations Group, and sports cable networks FS1, FS2, FOX Deportes and Big Ten Network (collectively, the “FOX business”), and certain other assets, and FOX assumed from 21CF the liabilities associated with such businesses and certain other liabilities. The Separation and the Distribution were effected as part of a series of transactions (collectively, the “Transactions”) contemplated by the Amended and Restated Merger Agreement and Plan of Merger, dated as of June 20, 2018 (the “21CF Disney Merger Agreement”), by and among 21CF, The Walt Disney Company (“Disney”), TWDC Holdco 613 Corp., a wholly-owned subsidiary of Disney (“New Disney”), and certain other subsidiaries of Disney, pursuant to which, among other things, Disney merged with and into a subsidiary of New Disney and each of Disney and 21CF became wholly-owned subsidiaries of New Disney.

In connection with the Separation, the Company entered into several agreements that govern certain aspects of the Company’s relationship with 21CF and Disney following the Separation. These include the Separation Agreement, a tax matters agreement, a transition services agreement, as well as agreements relating to intellectual property licenses, employee matters, commercial arrangements and a studio lot lease and management agreement.

The Separation Agreement contains the key provisions relating to the Separation and the Distribution. The Separation Agreement identifies the assets that were transferred, the liabilities that were assumed and the contracts that were assigned to each of the Company and 21CF as part of the Separation and describes how these transfers, assumptions and assignments occurred. It also provides for cross-indemnities between the Company and 21CF.

Other matters governed by the Separation Agreement include access to financial and other information, confidentiality, access to and provision of records, continued access for the Company to 21CF insurance policies and shared contracts and certain third-party consent provisions. Pursuant to the Separation Agreement, the Company is the owner of all “FOX” brands and related trademarks, as well as all other intellectual property primarily related to the Company’s business. In addition, the Company has entered into certain trademark license agreements in connection with the use of certain intellectual property by 21CF.

The Company also entered into a tax matters agreement with Disney and 21CF that governs the parties’ respective rights, responsibilities and obligations with respect to certain tax matters. Under the tax matters agreement, 21CF will generally indemnify the Company against any taxes required to be reported on a consolidated or separate tax return of 21CF and/or any of its subsidiaries, including any taxes resulting from the Separation and the Distribution, and the Company will generally indemnify 21CF against any taxes required to be reported on a separate tax return of the Company or any of its subsidiaries. The Company may also be responsible for certain taxes resulting from the anticipated divestitures by Disney of certain assets, primarily the FOX Sports Regional Sports Networks. The Transaction Tax (as defined below) included a prepayment of the Company’s share of the estimated tax liabilities resulting from the anticipated divestitures by Disney of these assets in the amount of approximately $700 million (which amount is subject to adjustment in the future, as described below).

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In addition, the Company and 21CF entered into a transition services agreement under which the Company and 21CF are providing specified services to each other on a transitional basis, including broadcast operations, sports production, information systems and technology, human resources services, finance and accounting, facilities and other corporate services. Generally, the term for the provision of services under the agreement extends for no longer than two years after the Separation, subject to certain rights of the parties to extend the term for an additional three months. To the extent transition services are utilized during the first two years after the Separation, the charges paid by the recipient for the services are generally limited to the cost of providing such services. The Company anticipates that it will generally be in a position to complete the transition of most services on or before the two-year anniversary of the Separation.

The Company owns the FOX Studios Lot in Los Angeles, California and is responsible for the management of the lot, including servicing and managing the facility and managing and providing studio operation services, including production operations and post-production services. The Company leased office space on the FOX Studios Lot to 21CF for an initial term of seven years, subject to two five-year renewal options exercisable by 21CF.

The Company also entered into an employee matters agreement with 21CF that governs the parties’ obligations with respect to certain employee-related liabilities and certain employee benefit plans, programs, policies and other related matters for employees of the Company (See Note 7 – Equity-Based Compensation and Note 10 – Pension and Other Postretirement Benefits).

Basis of Presentation

The Unaudited Consolidated and Combined Financial Statements of FOX have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Unaudited Consolidated and Combined Financial Statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019.

These interim Unaudited Consolidated and Combined Financial Statements and notes thereto should be read in conjunction with the audited combined financial statements and notes thereto included in the Company’s Registration Statement on Form 10, as amended and filed with the Securities and Exchange Commission (the “SEC”) on January 7, 2019 (the “Form 10”).

Prior to the Distribution, the Company’s Unaudited Combined Financial Statements were prepared on a standalone basis, derived from the unaudited consolidated financial statements and accounting records of 21CF. The Company’s financial statements as of June 30, 2018 and for the three and nine months ended March 31, 2018 are presented on a combined basis as the Company was not a separate consolidated group prior to the Distribution. These financial statements reflect the combined historical results of operations, financial position and cash flows of 21CF’s domestic news, national sports and broadcast businesses and certain other assets and liabilities associated with such businesses. The Company became a separate consolidated group as a result of the Distribution, and the Company’s financial statements as of March 31, 2019 and for the three and nine months ended March 31, 2019 are presented on a consolidated basis.

The Unaudited Consolidated and Combined Statements of Operations include allocations for certain support functions that were provided on a centralized basis within 21CF prior to the Distribution and not recorded at the business unit level, such as certain expenses related to finance, legal, insurance, information technology, compliance and human resources management activities, among others. 21CF did not routinely allocate these costs to any of its business units. These expenses were allocated to FOX on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, headcount or other relevant measures. Management believes the assumptions underlying the Unaudited Consolidated and Combined Financial Statements, including the assumptions regarding allocating general corporate expenses from 21CF, are reasonable. Nevertheless, the Unaudited Consolidated and Combined Financial Statements may not include all of the actual expenses that would have been incurred by FOX and may not reflect FOX’s consolidated and combined results of operations, financial position and cash flows had it been a standalone company during the entirety of the periods presented. Actual costs that would have been incurred if FOX had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Company’s Consolidated Balance Sheet as of March 31, 2019 consists of the Company’s consolidated balances subsequent to the Distribution. The Company’s Combined Balance Sheet as of June 30, 2018 consists of the combined balances of 21CF’s domestic news, national sports and broadcast businesses and certain other assets and liabilities associated with such businesses. The assets and liabilities have been reflected on a historical cost basis, as prior to the Distribution all of the assets and liabilities presented were wholly owned by 21CF and were transferred to the combined FOX group at a carry-over basis.

For purposes of the Company’s financial statements for the periods prior to the Distribution, the income tax (expense) benefit in the Unaudited Consolidated and Combined Statements of Operations was calculated as if FOX filed a separate tax return and was operating as a standalone business. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of FOX’s actual tax balances prior to or subsequent to the Distribution. Prior to the Distribution, the Company’s operating results were included in 21CF’s consolidated U.S. federal and state income tax returns. Pursuant to rules promulgated by the Internal Revenue Service and various state taxing authorities, the Company will file its initial U.S. income tax returns for the period March 20, 2019 through June 30, 2019.

The income tax accounts reflected in the Consolidated Balance Sheet as of March 31, 2019 include income taxes payable and deferred taxes attributed to the Company at the time of the Separation (See Note 8 – Related Party Transactions and Twenty-First Century Fox, Inc. Investment under the heading “Corporate Allocations and Twenty-First Century Fox, Inc. Investment”). The calculation of the Company’s income taxes involves considerable judgment and the use of both estimates and allocations.

Pursuant to the 21CF Disney Merger Agreement, immediately prior to the Distribution, the Company paid to 21CF a dividend in the amount of $8.5 billion (the “Dividend”). The final determination of the taxes in respect of the Separation and the Distribution for which the Company is responsible pursuant to the 21CF Disney Merger Agreement and a prepayment of the estimated taxes in respect of divestitures (collectively, the “Transaction Tax”) was $6.5 billion. Following the Distribution, on March 20, 2019 the Company received a cash payment in the amount of $2.0 billion (the “Cash Payment”) from Disney, which had the net effect of reducing the Dividend the Company paid to 21CF. The Transaction Tax included a prepayment of the Company’s share of the estimated tax liabilities resulting from the anticipated divestitures by Disney of certain assets, principally the FOX Sports Regional Sports Networks. This prepayment was in the amount of approximately $700 million and is subject to adjustment in the future, when the actual amounts of the tax liabilities are reported on the federal income tax returns of 21CF or Disney.

As a result of the Separation and the Distribution, FOX obtained a tax basis in its assets equal to their respective fair market values. This will result in estimated annual tax deductions of approximately $1.5 billion, principally over the next 15 years related to the amortization of the additional tax basis. This amortization is estimated to reduce the Company’s annual cash tax liability by $360 million per year at the current combined federal and state applicable tax rate of 24%. Such estimates are subject to revisions, which could be material, based upon, among other things, final appraisals.

The Unaudited Consolidated and Combined Financial Statements include, for periods prior to the Distribution, certain assets and liabilities that were historically held at 21CF’s corporate level but are specifically identifiable or otherwise attributable to the Company. All significant intracompany transactions and accounts within the Company’s consolidated and combined businesses have been eliminated.

Intercompany transactions with 21CF or its affiliates and the Company are reflected in the historical Unaudited Consolidated and Combined Financial Statements for periods prior to the Distribution. All significant intercompany balances between 21CF and the Company, for periods prior to the Distribution, have been included within the Twenty-First Century Fox, Inc. investment in these Unaudited Consolidated and Combined Financial Statements.

Any change in the Company’s ownership interest in a consolidated or combined subsidiary, where a controlling financial interest is retained, is accounted for as a capital transaction. When the Company ceases to have a controlling interest in a consolidated or combined subsidiary, the Company will recognize a gain or loss in net income upon deconsolidation.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The preparation of the Company’s Unaudited Consolidated and Combined Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Unaudited Consolidated and Combined Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates.

The Company’s fiscal year ends on June 30 of each year. Certain fiscal 2018 amounts have been reclassified to conform to the fiscal 2019 presentation.

Summary of Significant Accounting Policies

Earnings per Share

Basic earnings per share for the Class A Common Stock and Class B common stock is calculated by dividing Net income attributable to Fox Corporation stockholders by the weighted average number of outstanding shares of Class A Common Stock, including vested Restricted Stock Units (“RSUs”), and Class B Common Stock. Diluted earnings per share for the Class A Common Stock and Class B Common Stock is calculated similarly, except that the calculation for the Class A Common Stock includes the dilutive effect of the assumed issuance of the shares issuable under the Company’s equity-based compensation plan.

On March 19, 2019, the date of the Distribution, 621 million shares of the Company’s Common Stock were distributed to 21CF stockholders (other than holders that were subsidiaries of 21CF). These 621 million shares have been utilized for the calculation of basic and diluted earnings per share for all periods presented that ended prior to the date of the Distribution as no shares of common stock or equity-based awards of the Company were outstanding prior to that date (See Note 7 – Equity-Based Compensation).

Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform

Adopted

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, “Financial Instruments––Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company adopted this guidance as of July 1, 2018 on a modified retrospective basis and recorded a cumulative effect adjustment to reclassify unrealized holding gains on securities within Accumulated other comprehensive (loss) income to Twenty-First Century Fox, Inc. investment (See Note 6 – Stockholders’ Equity). In addition, the Company recorded changes in the fair value of equity investments with readily determinable fair values in Net income rather than in Accumulated other comprehensive (loss) income (See Note 12 – Additional Financial Information under the heading “Other, net”). Cost method investments that do not have readily determinable fair values will be recognized prospectively at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The adjustments related to the observable price changes will also be recognized in net income.

On July 1, 2018, the Company early adopted ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”) on a prospective basis using the security-by-security approach. The objective of ASU 2018-02 is to eliminate the stranded tax effects resulting from the Tax Act (as defined below) and to improve the usefulness of information reported to financial statement users. The adoption of ASU 2018-02 resulted in a reclassification from Accumulated other comprehensive (loss) income to Twenty-First Century Fox, Inc. investment related to the income tax effects on the change in the federal statutory rate (See Note 6 – Stockholders’ Equity).

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Issued

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“Topic 842”), as amended. Topic 842 requires recognition of lease liabilities and right-of-use assets on the balance sheet and disclosure of key information about leasing arrangements. Topic 842 will be effective for the Company for annual and interim reporting periods beginning July 1, 2019. The Company expects to apply Topic 842 on a modified retrospective basis with the cumulative effect, if any, of initially applying the new guidance recognized at the date of adoption as an adjustment to opening retained earnings. The Company is currently evaluating the impact Topic 842 will have on its consolidated financial statements, including determining which practical expedients to apply. Since the Company has a significant amount of minimum lease commitments (See Note 11 – Commitments and Contingencies in the Form 10), the Company expects that the impact of recognizing operating lease liabilities and right-of-use assets will be significant to the Company’s Consolidated Balance Sheet. The Company is in process of gathering the necessary lease data and implementing accounting lease software for all leases as well as assessing necessary changes to the Company’s processes and controls to support the recognition and disclosure requirements in accordance with the new standard.

In March 2019, the FASB issued ASU 2019-02, “Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials” (“ASU 2019-02”). The amendments in ASU 2019-02 align the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, ASU 2019-02 modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements in Accounting Standards Codification (“ASC”) 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350. ASU 2019-02 will be effective for the Company for annual and interim reporting periods beginning July 1, 2020 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact ASU 2019-02 will have on its consolidated financial statements.

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. Effective July 1, 2018, the Company’s corporate income tax rate is 21%.

The SEC issued guidance that allowed for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. In December 2018, the Company finalized its analysis and has not materially modified the provisional amounts previously recorded in the combined financial statements (See Note 2 – Summary of Significant Accounting Policies in the Form 10 under the heading “U.S. Tax Reform”).

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2019

In May 2019, the Company and The Stars Group Inc. (“The Stars Group”) announced plans to launch FOX Bet, a national media and sports wagering partnership in the United States. FOX Sports and The Stars Group have entered into a long-term commercial agreement through which FOX Sports will provide The Stars Group with an exclusive license to use certain FOX Sports trademarks. In addition, the Company invested $236 million to acquire a 4.99% equity interest in The Stars Group.

In the first quarter of fiscal 2019, the Company invested, in the aggregate, approximately $100 million in cash for a minority equity interest in Caffeine, Inc. (“Caffeine”), a social broadcasting platform for gaming, entertainment and other creative content, and Caffeine Studio, LLC (“Caffeine Studios”), a newly formed venture that is jointly owned by the Company and Caffeine. The Company accounts for the investments in Caffeine in accordance with ASU 2016-01 and Caffeine Studios as an equity method investment.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Fiscal 2018

In March 2017, the Federal Communications Commission (“FCC”) concluded a voluntary auction to reclaim television broadcast station spectrum. The Company had three stations’ bids of $354 million to relinquish spectrum accepted by the FCC as part of the auction and received the proceeds in July 2017. As a result, spectrum previously utilized by its television stations in Washington, DC, Charlotte, NC and Chicago, IL designated market areas, in which the Company operates duopolies, was relinquished to the FCC. The Company recorded a pre-tax gain of $114 million of which $102 million was recorded in fiscal 2018 and the remaining balance was recorded in Other, net in the Unaudited Consolidated Statement of Operations for the nine months ended March 31, 2019 for the spectrum relinquished to the FCC in July 2018. These television stations will continue broadcasting using the spectrum of the existing FOX Network owned and operated station in that market.

NOTE 3. INVENTORIES, NET

The Company’s inventories were comprised of the following:

	As of March 31, 2019	As of June 30, 2018
	(in millions)
Sports programming rights	$928	$983
Entertainment programming rights	367	318

Total inventories, net	1,295	1,301
Less: current portion of inventories, net	(1,074)	(1,180)

Total non-current inventories, net	$221	$121

The Company evaluates the recoverability of the unamortized costs associated with the Company’s programming rights using total estimated advertising and other revenues attributable to the program material and considering the Company’s expectations of the usefulness of the program rights. As a result of the evaluation, the Company recognized a write-down of approximately $55 million related to entertainment and syndicated programming rights at the Television segment, which was recorded in Operating expenses in the Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2019.

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

The following tables present information about financial assets and liabilities carried at fair value on a recurring basis. As of March 31, 2019 and June 30, 2018, there were no assets or liabilities in the Level 2 category.

	Fair value measurements
	As of March 31, 2019
	Total	Level 1	Level 3
	(in millions)
Assets
Investments(a)	$389	$389	$-
Redeemable noncontrolling interests(b)	(136)	-	(136)

Total	$253	$389	$(136)

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	As of June 30, 2018
	Total	Level 1	Level 3
	(in millions)
Assets
Investments(a)	$257	$257	$-
Redeemable noncontrolling interests(b)	(275)	-	(275)

Total	$(18)	$257	$(275)

(a)	Represents an investment in equity securities of Roku, Inc. (“Roku”) with a readily determinable fair value.
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

Redeemable Noncontrolling Interests

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99-3A”), because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded at fair value are put rights held by the minority shareholder in one of the Company’s majority-owned sports networks.

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019		2018
	(in millions)
Beginning of period	$(106)	$(195)	$(275)		$(154)
Net income	(6)	(9)	(27)		(32)
Distributions	6	10	25		29
Accretion and other	(30)	(32)	141	(a)	(69)
		-
End of period	$(136)	$(226)	$(136)		$(226)

(a)	As a result of the expiration of a portion of the minority shareholder’s put right, approximately $200 million was reclassified into equity.

As of March 31, 2019, the redeemable noncontrolling interests are not exercisable. A portion of the minority shareholder’s put right will become exercisable in July 2019.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Financial Instruments

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and investments without a readily determinable fair value and not accounted for using the equity method, approximates fair value.

	As of March 31, 2019	As of June 30, 2018
	(in millions)
Borrowings

Fair value	$7,320	$-

Carrying value	$6,750	$-

Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market (a Level 1 measurement).

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

Generally, the Company does not require collateral to secure receivables. As of March 31, 2019, the Company had one customer that accounted for approximately 13% of the Company’s receivables. As of June 30, 2018, the Company had two customers that accounted for approximately 21% of the Company’s receivables.

NOTE 5. BORROWINGS

Senior Notes Issued Under January 2019 Indenture

In January 2019, the Company issued $6.8 billion of senior notes (as summarized below) (the “Notes”) in a private offering and used the net proceeds from the sale of the Notes, together with available cash on its balance sheet, to fund the Dividend and to pay fees and expenses incurred in connection with the issuance of the Notes and the Transactions.

Outstanding as of March 31, 2019
(in millions)
Senior notes
3.666% senior notes due 2022	$750
4.030% senior notes due 2024	1,250
4.709% senior notes due 2029	2,000
5.476% senior notes due 2039	1,250
5.576% senior notes due 2049	1,550

Total senior notes	6,800

Less: unamortized debt issuance costs	(50)
Total borrowings	$6,750

The Notes were issued under an Indenture, dated as of January 25, 2019, by and between the Company and The Bank of New York Mellon, as Trustee (the “2019 Indenture”). The Notes are direct unsecured obligations of the Company and rank pari passu with all other senior indebtedness of the Company, including the indebtedness under the Revolving Credit Agreement described below. Redemption may occur, at the option of the holders, at 101% of the principal amount plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. The Notes are subject to certain covenants, which, among other things, limit the Company’s ability and the ability of the Company’s subsidiaries, to create liens and engage in a merger, sale or consolidation transaction. The 2019 Indenture does not contain any financial maintenance covenants.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Revolving Credit Agreement

On March 15, 2019, the Company entered into a credit agreement (the “Revolving Credit Agreement”) among the Company as Borrower, the initial lenders named therein, the initial issuing banks named therein, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities Inc. and Goldman Sachs Bank USA, as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Morgan Stanley Bank, N.A., as Co-Documentation Agents and the other parties party thereto. The Revolving Credit Agreement provides for a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of March 2024. Under the Revolving Credit Agreement, the Company may request an increase in the amount of the credit facility commitments up to a maximum facility amount of $1.5 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. The material terms of the Revolving Credit Agreement include the requirement that the Company maintain specific leverage ratios and limitations on indebtedness. The interest rates and fees under the Revolving Credit Agreement are based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current credit ratings, the interest rate on borrowings under the Revolving Credit Agreement would be London Interbank Offered Rate (“LIBOR”) plus 1.1% and the facility fee is 0.15%. As of March 31, 2019, there were no borrowings outstanding under the Revolving Credit Agreement.

Bridge Credit Agreement

In addition, as previously disclosed, 21st Century Fox America, Inc., a wholly owned subsidiary of 21CF, entered into a commitment letter on behalf of FOX with the financial institutions party thereto to provide FOX with financing in connection with the Dividend. Upon the issuance of the Notes, the commitment letter was reduced to $1.7 billion. In anticipation of the payment of the Dividend, the Company entered into a $1.7 billion 364-Day Bridge Term Loan Agreement (the “Bridge Credit Agreement”) on March 15, 2019 with the initial lenders named therein, Goldman Sachs Bank USA, as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, and Citibank, N.A. and Deutsche Bank Securities Inc., as Co-Syndication Agents. The Company did not request any borrowings under the Bridge Credit Agreement and, as permitted under the terms of the agreement, terminated the agreement on March 20, 2019. In connection with such termination all accrued and unpaid fees thereunder were paid in full and all commitments thereunder were terminated.

NOTE 6. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The Company has two classes of common stock that are authorized and outstanding: Class A Common Stock and Class B Common Stock. As a general matter, holders of Class B Common Stock are entitled to one vote per share on all matters on which stockholders have the right to vote, including director elections. Holders of Class A Common Stock are entitled to vote only in the limited circumstances set forth in the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”).

In the event of a liquidation or dissolution or winding up of the Company, after distribution in full of the preferential and/or other amounts to be distributed to the holders of shares of any outstanding series of preferred stock or series common stock, holders of Class A Common Stock and Class B Common Stock, to the extent fixed by the Board of Directors with respect thereto, are entitled to receive all of the remaining assets of the Company available for distribution to its stockholders, ratably in proportion to the number of shares held by Class A Common Stock holders and Class B Common Stock holders, respectively. In the event of any merger or consolidation with or into another entity, the holders of Class A Common Stock and the holders of Class B Common Stock generally are entitled to receive substantially identical per share consideration.

Under the Certificate of Incorporation, the Board of Directors is authorized to issue shares of preferred stock or common stock at any time, without stockholder approval, and to determine all the terms of those shares, including the following:

(i) the voting rights, if any, except that the issuance of preferred stock or series common stock which entitles holders thereof to more than one vote per share requires the affirmative vote of the holders of a majority of the combined voting power of the then outstanding shares of the Company’s capital stock entitled to vote generally in the election of directors;

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(ii) the dividend rate and preferences, if any, which that preferred stock or common stock will have compared to any other class; and

(iii) the redemption and liquidation rights and preferences, if any, which that preferred stock or common stock will have compared to any other class.

Any decision by the Board of Directors to issue preferred stock or common stock must, however, be taken in accordance with the Board of Directors’ fiduciary duty to act in the best interests of the Company’s stockholders. The Company is authorized to issue 35,000,000 shares of preferred stock, par value $0.01 per share and 35,000,000 shares of series common stock, par value $0.01 per share. The Board of Directors has the authority, without any further vote or action by the stockholders, to issue preferred stock and series common stock in one or more series and to fix the number of shares, designations, relative rights (including voting rights), preferences, qualifications and limitations of such series to the full extent permitted by Delaware law.

Temporary Stockholder Rights Plan

In connection with the Distribution, the Board of Directors approved the adoption of a Temporary Stockholder Rights Agreement (the “Rights Agreement”), effective March 19, 2019. The Rights Agreement will expire following the next annual meeting of stockholders of the Company, unless the rights are redeemed earlier by the Company or the Rights Agreement is approved by the Company’s stockholders. In adopting the Rights Agreement, the Board of Directors considered that there may be significant volume of trading in the Company’s shares around the time of the Distribution. The Rights Agreement is intended to protect the stockholders of the Company during the post-Distribution period from actions that the Board of Directors determines are not in the best interest of the Company’s stockholders. The Rights Agreement is not intended to interfere with any merger, tender or exchange offer, share acquisition or other business combination transaction approved in advance by the Board of Directors, and the Rights Agreement does not prevent the Board of Directors from considering any offer that it considers to be in the best interest of the Company’s stockholders.

Pursuant to the Rights Agreement, the Company declared a dividend distribution of one right (a “Class A Right”) for each outstanding share of the Company’s Class A Common Stock and one right (a “Class B Right” and, together with the Class A Rights, the “Rights”) for each outstanding share of the Company’s Class B Common Stock, in each case as of the close of business on April 2, 2019. One Class A Right will also be issued together with each share of Class A Common Stock issued by the Company after April 2, 2019 and prior to the Distribution Date (as defined in the Rights Agreement), and in certain circumstances, after the Distribution Date. One Class B Right will also be issued together with each share of Class B Common Stock issued by the Company after April 2, 2019 and prior to the Distribution Date and in certain circumstances, after the Distribution Date. Initially, these Rights are not exercisable and trade with the Company’s Class A Common Stock and Class B Common Stock.

The Rights will become exercisable only if a person or group obtains beneficial ownership (as defined in the Rights Agreement) of 15% or more of the Class B Common Stock outstanding, or 15% or more of the Common Stock outstanding. In each such case, each Class A Right and each Class B Right will entitle its holder (except the acquiring person or group) to purchase, at the exercise price of $160 (subject to adjustments provided in the Rights Agreement), a number of authorized but unissued shares of Class A Common Stock or Class B Common Stock, respectively, having a then current market value of two times the exercise price of the Right.

The Rights are not exercisable because of any current stockholder’s beneficial ownership of 15% or more of either Class A or Class B Common Stock, unless such stockholder acquires beneficial ownership of additional shares (subject to certain exceptions set forth in the Rights Agreement).

Dividends

Subsequent to March 31, 2019, the Company declared a semi-annual dividend of $0.23 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on June 3, 2019 with a record date for determining dividend entitlements of May 20, 2019.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Stockholders’ Equity

The following tables summarize changes in stockholders’ equity:

	For the three months ended March 31, 2019				For the nine months ended March 31, 2019
	Fox Corporation stockholders		Noncontrolling interests(a)	Total equity	Fox Corporation stockholders		Noncontrolling interests(a)	Total equity
	(in millions)
Balance, beginning of period	$10,394		$12	$10,406	$9,594		$-	$9,594
Net income	529		4	533	1,141		10	1,151
Other comprehensive income	2		-	2	5		-	5
Other	(26)		(5)	(31)	136	(b)	1	137
Transferred from Twenty-First Century Fox, Inc. investment to Accumulated other comprehensive (loss) income	(14)	(c)	-	(14)	(157)	(c)	-	(157)
Net decrease in Twenty-First Century Fox, Inc. investment	(2,285)		-	(2,285)	(2,119)		-	(2,119)
	-
Balance, end of period	$8,600		$11	$8,611	$8,600		$11	$8,611

	For the three months ended March 31, 2018			For the nine months ended March 31, 2018
	Fox Corporation stockholders	Noncontrolling interests(a)	Total equity	Fox Corporation stockholders	Noncontrolling interests(a)	Total equity
	(in millions)
Balance, beginning of period	$7,953	$-	$7,953	$6,093	$-	$6,093
Net income	457	-	457	1,716	-	1,716
Other comprehensive (loss) income	(95)	-	(95)	85	-	85
Other	(32)	-	(32)	(69)	-	(69)
Net increase in Twenty-First Century Fox, Inc. investment	700	-	700	1,158	-	1,158
	-
Balance, end of period	$8,983	$-	$8,983	$8,983	$-	$8,983

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 4 – Fair Value under the heading “Redeemable Noncontrolling Interests”).
(b)	Approximately $200 million was reclassified to equity from Redeemable noncontrolling interests (See Note 4 – Fair Value).
(c)	See Note 10 – Pension and Other Postretirement Benefits.

Comprehensive Income

Comprehensive income is reported in the Unaudited Consolidated and Combined Statements of Comprehensive Income and consists of Net income and Other comprehensive income (loss), including unrealized holding gains and losses on securities and benefit plan adjustments, which affect Total equity, and under GAAP, are excluded from Net income.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes the material activity within Other comprehensive income (loss):

	For the three months ended March 31, 2018			For the nine months ended March 31, 2018
	Before tax	Tax benefit	Net of tax	Before tax	Tax provision	Net of tax
	(in millions)
(Losses) gains on securities
Unrealized (losses) gains	$(122)	$29	$(93)	$161	$(77)	$84

Other comprehensive (loss) income	$(122)	$29	$(93)	$161	$(77)	$84

Accumulated other comprehensive (loss) income

The following table summarizes the changes in the components of Accumulated other comprehensive (loss) income, net of tax:

	For the three months ended March 31, 2019				For the nine months ended March 31, 2019
	Unrealized holding gains on securities	Benefit plan adjustments and other		Accumulated other comprehensive (loss) income	Unrealized holding gains on securities		Benefit plan adjustments and other		Accumulated other comprehensive (loss) income
	(in millions)
Balance, beginning of period	$-	$(202)		$(202)	$130		$(49)		$81
Adoption of ASUs	-	-		-	(130)	(a)	(13)	(b)	(143)
Other comprehensive income, net of tax	-	2		2	-		5		5
Transferred from Twenty-First Century Fox, Inc. investment	-	(14)	(c)	(14)	-		(157)	(c)	(157)

Balance, end of period	$-	$(214)		$(214)	$-		$(214)		$(214)

(a)

Reflects the adoption of ASU 2016-01 (See Note 1 – Description of Business and Basis of Presentation under the heading “Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform” for additional information).

(b)

Reflects the adoption of ASU 2018-02 (See Note 1 – Description of Business and Basis of Presentation under the heading “Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform” for additional information).

(c)	See Note 10 – Pension and Other Postretirement Benefits.

NOTE 7. EQUITY-BASED COMPENSATION

Prior to the Distribution, the Company’s employees participated in 21CF’s equity plans. 21CF had plans authorized to grant equity awards of 21CF stock to the Company’s employees. The equity-based compensation expense recorded by the Company, in the periods presented, includes the expense associated with the employees historically attributable to the Company’s operations, as well as the expense associated with the allocation of equity-based compensation expense for corporate employees.

2019 Shareholder Alignment Plan

In connection with the Distribution, the Company adopted the Fox Corporation 2019 Shareholder Alignment Plan (the “SAP”), under which equity-based compensation, including stock options, stock appreciation rights, restricted and unrestricted stock, RSUs and other types of FOX equity awards may be granted. The Company’s officers, directors and employees are eligible to participate in the SAP. The maximum number of shares of Class A Common Stock that may be issued under the SAP is 65 million shares. As of March 31, 2019, the remaining number of shares of Class A Common Stock available for issuance under the SAP was approximately 59.5 million.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In connection with the Distribution, 21CF performance stock units (“PSUs”) scheduled to vest in 2019 and 50% of 21CF retention RSUs were accelerated and paid out in shares of 21CF class A common stock in March 2019. 21CF RSUs and PSUs scheduled to vest after 2019 were converted into new equity awards of the Company, using a formula designed to preserve the intrinsic value of the awards immediately prior to the Distribution. Converted awards have the same terms and features as the original 21CF awards, except for the PSUs, which were converted into RSUs that are subject only to time-based vesting conditions and are no longer subject to achievement of applicable performance goals. In addition, the remaining 50% of the 21CF retention RSUs were converted into new FOX RSUs and Disney RSUs on the same pro rata basis accorded to shareholders of 21CF common stock in the mergers contemplated by the 21CF Disney Merger Agreement. All of the converted FOX RSUs were granted under the SAP and the approximately 5.5 million shares of Class A Common Stock that may be issued under the converted FOX RSUs do not count against the maximum number of shares that may be issued under the SAP described above.

Awards granted under the SAP (other than a stock option or stock appreciation right) entitle the holder to receive Dividend Equivalents (as defined in the SAP) for each regular cash dividend on the common stock underlying the award paid by the Company during the award period. Dividend equivalents granted with respect to equity awards will be accrued during the applicable vesting period and such dividend equivalents will vest and be paid only if and when the underlying award vests.

Restricted Stock Units

RSUs are awards that represent the potential to receive shares of Class A Common Stock at the end of the applicable vesting period, subject to the terms and conditions of the SAP, the applicable award documents and such other terms and conditions as the Compensation Committee of the Board of Directors of FOX (the “Compensation Committee”) may establish. RSUs awarded under the SAP are fair valued based upon the fair market value of Class A Common Stock on the grant date. Any person who holds RSUs shall have no ownership interest in the shares of Class A Common Stock to which such RSUs relate until and unless shares of Class A Common Stock are delivered to the holder.

In March 2019, in connection with the Distribution, the Compensation Committee granted approximately 2.4 million RSUs under the SAP, which will primarily vest in two tranches. Approximately 50% of the RSUs will vest on June 15, 2020 and the remaining RSUs will vest on June 15, 2021, in each case, subject to a service requirement through the vesting dates.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes the activity related to target PSUs and RSUs granted to the Company’s employees to be settled in stock (PSUs and RSUs in thousands):

	For the nine months ended March 31, 2019
	Number of shares	Weighted average grant- date fair value(a)
PSUs and RSUs
Unvested units at beginning of the year	10,896	$29.77
Granted prior to the Distribution	1,565	46.11
Vested	(4,882)	29.54
Cancelled	(3,121)	29.73
Net units granted in conversion, as a result of the Separation(b)	1,011	N/A
Subtotal of unvested units after the conversion	5,469	29.17
Granted after the Distribution	2,405	40.14

Unvested units at the end of the period(c)	7,874	$32.52

(a)

The weighted average grant date fair value prior to the Distribution represents the fair value of awards granted with respect to 21CF Class A Common Stock prior to the conversion of the awards to FOX equity awards. The weighted average grant date fair value of the unvested units after the conversion represents the fair value of awards using the applicable conversion ratio.

(b)

As disclosed above, 21CF RSUs and PSUs scheduled to vest after 2019 were converted into new equity awards of the Company, using a formula designed to preserve the value of the awards immediately prior to the Distribution. In addition, the 50% of the 21CF retention RSUs that were not accelerated and paid out in shares of 21CF class A common stock were converted into new FOX RSUs and Disney RSUs on the same pro rata basis accorded to shareholders of 21CF common stock in the mergers contemplated by the 21CF Disney Merger Agreement.

(c)	The intrinsic value of these unvested RSUs was approximately $290 million as of March 31, 2019.

Stock Options

Stock options are awards that entitle the holder to purchase a specified number of shares of Class A Common Stock at a specified price for a specified period of time and become exercisable over time, subject to the terms and conditions of the SAP, the applicable award documents and such other terms and conditions as the Compensation Committee may establish. Stock Options granted under the SAP were fair valued using a Black-Scholes option valuation model that uses the following assumptions: (i) expected volatility was based on historical volatility of 21CF and the Company’s peer group over the expected term of the stock options; (ii) expected term of stock options granted was determined by analyzing historical data of the Company’s peer group and represented the period of time that stock options granted were expected to be outstanding; (iii) risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award; and (iv) expected dividend yield.

In March 2019, in connection with the Distribution, the Compensation Committee granted approximately 3.1 million stock options with an exercise price of $40.26 and grant-date fair value of $8.67 under the SAP. The stock options will vest 50% on June 15, 2020 and 50% on June 15, 2021, in each case, subject to a service requirement through the vesting dates. The options will expire approximately seven years from the grant date.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the nine months ended March 31, 2019:

For the nine months ended March 31, 2019
Expected volatility	26.50%
Risk-free interest rate	2.41%
Expected dividend yield	1.12%
Expected term of stock options	3.84 years

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes the Company’s equity-based compensation:

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
	(in millions)
Equity-based compensation(a)	$38	$41	$71	$69

Intrinsic value of all settled equity-based awards	$130	$-	$240	$31

(a)

Prior to the Distribution, equity-based compensation included allocated expense for both executive directors and corporate executives of 21CF, allocated using a proportional allocation driver, which management has deemed to be reasonable.

As of March 31, 2019, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees for all plans presented was approximately $210 million and is expected to be recognized over a weighted average period between two and three years. For awards granted under the SAP that have only service requirements and a graded vesting schedule, the Company recognizes this compensation cost on a straight-line basis over the requisite service period for the entire award.

NOTE 8. RELATED PARTY TRANSACTIONS AND TWENTY-FIRST CENTURY FOX, INC. INVESTMENT

Related Party Transactions

In the ordinary course of business, the Company enters into transactions with related parties, including subsidiaries and equity affiliates of 21CF (prior to the Distribution), to buy and/or sell programming and purchase and/or sell advertising.

The following table sets forth the net revenue from related parties included in the Unaudited Consolidated and Combined Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
	(in millions)
Related party revenue	$111	$42	$289	$174
Related party expense	(33)	(18)	(67)	(67)

Related party revenue, net of expense	$78	$24	$222	$107

Corporate Allocations and Twenty-First Century Fox, Inc. Investment

Prior to the Distribution, 21CF provided services to and funded certain expenses for the Company such as: global real estate and occupancy costs and employee benefits (“Direct Corporate Expenses”). In addition, the Company’s Unaudited Consolidated and Combined Financial Statements include general corporate expenses of 21CF which were not historically allocated to the Company for certain support functions that were provided on a centralized basis within 21CF and not recorded at the business unit level, such as expenses related to finance, legal, insurance, information technology, compliance and human resources management activities, among others (“General Corporate Expenses”). For purposes of these standalone Unaudited Consolidated and Combined Financial Statements, the General Corporate Expenses have been allocated to the Company. The General Corporate Expenses are included in the Unaudited Consolidated and Combined Statements of Operations in Selling, general and administrative expenses and Other, net, as appropriate, and accordingly as a component of the Twenty-First Century Fox, Inc. investment in the Consolidated and Combined Balance Sheets. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, headcount or other relevant measures of the Company. Management believes the assumptions underlying the Unaudited Consolidated and Combined Financial Statements, including the assumptions regarding allocating General Corporate Expenses from 21CF are reasonable. Nevertheless, the Unaudited Consolidated and Combined Financial Statements may not include all of the actual expenses that would have been incurred and may not reflect the Company’s consolidated and combined results of operations, financial position

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

and cash flows had it been a standalone company prior to the Distribution. Actual costs that would have been incurred if the Company had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. For the purposes of these standalone Unaudited Consolidated and Combined Financial Statements, the corporate allocations recorded for the three months ended March 31, 2019 and 2018 of $111 million and $93 million, respectively, and for the nine months ended March 31, 2019 and 2018 of $291 million and $230 million, respectively, were General Corporate Expenses of 21CF, which were not historically allocated to the Company.

Intercompany transactions with 21CF or its affiliates and the Company are reflected in the historical Unaudited Consolidated and Combined Financial Statements for periods prior to the Distribution. All significant intercompany balances between 21CF and the Company, for periods prior to the Distribution, have been reflected in the Unaudited Consolidated and Combined Statements of Cash Flows as a financing activity and in the Consolidated and Combined Balance Sheets as a Twenty-First Century Fox, Inc. investment.

The following table summarizes the components of the net (decrease) increase in the Twenty-First Century Fox, Inc. investment for the three and nine months ended March 31, 2019 and 2018:

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
	(in millions)
Cash pooling, general financing activities and other(a)	$(1,523)	$607	$(1,537)	$928
Corporate allocations	111	93	291	230
Net dividend paid to Twenty-First Century Fox, Inc.	(6,500)	-	(6,500)	-
Taxes payable(b)	593	-	593	-
Deferred taxes on step-up(c)	5,515	-	5,515	-
Other deferred taxes(c)	(481)	-	(481)	-

Net (decrease) increase in Twenty-First Century Fox, Inc. investment	$(2,285)	$700	$(2,119)	$1,158

(a)

The nature of activities included in the line item ‘Cash pooling, general financing activities and other’ includes financing activities, capital transfers, cash sweeps, other treasury services and Direct Corporate Expenses. As part of this activity and prior to December 31, 2017, the majority of the cash balances were swept to 21CF on a daily basis and the Company received capital from 21CF for the Company’s cash needs. Effective January 1, 2018, the Company ceased participating in 21CF’s capital and cash management accounts.

(b)

For purposes of the Company’s financial statements for the periods prior to the Distribution, the income tax (expense) benefit in the Unaudited Consolidated and Combined Statements of Operations has been calculated as if FOX filed a separate tax return and was operating as a standalone business. This amount represents the difference between the separate tax return methodology and the actual tax liabilities attributed to the Company, in accordance with applicable tax law, as of the date of the Distribution.

(c)

As a result of the Separation and the Distribution, FOX obtained an additional tax basis in its assets equal to their respective fair market values. These amounts represent the additional estimated deferred tax asset recorded as a result of the increased tax basis (See Note 1 – Description of Business and Basis of Presentation under the heading “Basis of Presentation”) and other deferred tax adjustments recorded as of the date of the Distribution.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of March 31, 2019 and June 30, 2018 were approximately $41 billion and $32 billion, respectively. The increase from June 30, 2018 was primarily due to the issuance of $6.8 billion of senior notes (See Note 5 – Borrowings), the new multi-year, multi-platform rights agreement expanding the Company’s television, digital and Spanish-language rights and extending its arrangement with Major League Baseball (“MLB”) through the 2028 MLB season partially offset by sports programming rights payments.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Contingencies

Profits Participants Litigation

On November 25, 2015, Wark Entertainment, Inc. filed a lawsuit (the “Wark Lawsuit”) against Twentieth Century Fox Film Corporation, the FOX Network, and Fox Entertainment Group, Inc. (“Fox Entertainment Group”) in the Superior Court of the State of California, County of Los Angeles, Central District (the “Superior Court”). On November 30, 2015, Temperance Brennan, L.P., Snooker Doodle Productions, Inc., and Bertha Blue, Inc. filed a lawsuit (the “Temperance Brennan Lawsuit”) against 21CF, Fox Entertainment Group, Twentieth Century Fox Film Corporation, and the FOX Network in the Superior Court. The plaintiffs in these cases are profits participants in the television series Bones, which was produced by Twentieth Century Fox Television, a unit of Twentieth Century Fox Film Corporation (“TCFTV”), and aired on the FOX Network from 2005 to 2017. TCFTV, 21CF, the FOX Network and Fox Entertainment Group are defendants in one or both of the Wark Lawsuit and the Temperance Brennan Lawsuit (collectively, the “Lawsuits”), which were joined by the Superior Court on December 21, 2015.

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

On April 8, 2016, the Superior Court stayed the Accounting Claims and ordered that the Affiliated Dealing Claims be submitted to arbitration pursuant to the plaintiffs’ contracts. On February 20, 2019, the arbitrator issued a punitive damages award of approximately $129 million against the defendants, including the FOX Network. On February 27, 2019, the defendants filed a motion with the Superior Court to vacate the entire punitive damages award on the ground that the arbitrator did not have authority to award punitive damages, and the plaintiffs filed a petition with the Superior Court to confirm the entirety of the arbitrator’s award. A hearing on these matters was held on April 29, 2019. On May 2, 2019, the Superior Court issued a ruling granting the defendants’ motion, denying the plaintiffs’ petition and vacating the entire punitive damages award.

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

U.K. Newspaper Matters Indemnity

In connection with the separation of 21CF and News Corporation in June 2013, 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the Separation Agreement, certain costs and liabilities related to the U.K. Newspaper Matters Indemnity were assumed by the Company. The liability recorded in the Consolidated and Combined Balance Sheets related to the indemnity was approximately $50 million as of March 31, 2019 and June 30, 2018.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Other

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

The Company’s operations are subject to tax in various domestic jurisdictions and as a matter of course, the Company is regularly audited by federal and state tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its consolidated and combined financial condition, future results of operations or liquidity. Each member of the 21CF consolidated group, which includes 21CF, the Company (prior to the Distribution) and 21CF’s other subsidiaries, is jointly and severally liable for the U.S. federal income and, in certain jurisdictions, state tax liabilities of each other member of the consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21CF consolidated group. The tax matters agreement requires 21CF and/or Disney to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the Internal Revenue Service in amounts that the Company cannot quantify.

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

In contemplation of the Separation, during the second quarter of fiscal 2019, the pension benefit assets and liabilities of the Shared Plans allocable to the Company’s employees were transferred to the Company. Assets of $630 million, projected benefit obligations of $765 million and $188 million of accumulated other comprehensive loss ($143 million, net of tax) were recorded for pension benefits transferred from 21CF. In January 2019, the postretirement benefit plan liabilities allocable to the Company’s employees were transferred to the Company. Projected benefit obligations of $98 million and $18 million of accumulated other comprehensive loss ($14 million, net of tax) were recorded for postretirement benefits transferred from 21CF.

The net periodic benefit cost was $13 million and $15 million for the three months ended March 31, 2019 and 2018, respectively, and $40 million and $89 million for the nine months ended March 31, 2019 and 2018, respectively.

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

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The Company’s operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income before depreciation and amortization, or Segment EBITDA. Due to the integrated nature of these operating segments, estimates and judgments are made in allocating certain assets, revenues and expenses.

Beginning with the announcement of the Company’s financial results for the quarter ended March 31, 2019, the Company has renamed as “Segment EBITDA” the measure that it previously referred to as “Segment OIBDA”. The definition of this measure has not changed: Segment EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Interest expense, Interest income, Other, net and Income tax (expense) benefit. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

Management believes that information about Total Segment EBITDA assists all users of the Company’s Unaudited Consolidated and Combined Financial Statements by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect net income, thus providing insight into both operations and the other factors that affect reported results. Total Segment EBITDA provides management, investors and equity analysts a measure to analyze the operating performance of the Company’s business and its enterprise value against historical data and competitors’ data, although historical results, including Segment EBITDA and Total Segment EBITDA, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

Total Segment EBITDA may be considered a non-GAAP financial measure and should be considered in addition to, not as a substitute for, net income, cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment charges, which are significant components in assessing the Company’s financial performance. Total Segment EBITDA may not be comparable to similarly titled measures reported by other companies.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table reconciles Income before income tax (expense) benefit to Total Segment EBITDA for the three and nine months ended March 31, 2019 and 2018:

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
	(in millions)
Income before income tax (expense) benefit	$706	$654	$1,568	$1,577
Add
Amortization of cable distribution investments	10	11	29	43
Depreciation and amortization	58	43	152	126
Impairment and restructuring charges	14	14	14	11
Interest expense	81	7	112	20
Interest income	(19)	-	(19)	-
Other, net	(84)	(23)	116	75

Total Segment EBITDA	$766	$706	$1,972	$1,852

The following tables set forth the Company’s Revenues and Segment EBITDA for the three and nine months ended March 31, 2019 and 2018:

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
	(in millions)
Revenues
Cable Network Programming	$1,383	$1,325	$4,082	$3,778
Television	1,370	1,138	4,796	3,982
Other, Corporate and Eliminations	(1)	-	(2)	(1)

Total revenues	$2,752	$2,463	$8,876	$7,759
Segment EBITDA
Cable Network Programming	$741	$692	$1,893	$1,730
Television	99	81	256	268
Other, Corporate and Eliminations	(74)	(67)	(177)	(146)

Total Segment EBITDA	$766	$706	$1,972	$1,852

Revenues by Segment by Component

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
	(in millions)
Cable Network Programming
Affiliate fee	$968	$931	$2,845	$2,609
Advertising	276	266	893	825
Other	139	128	344	344

Total Cable Network Programming revenues	1,383	1,325	4,082	3,778
Television
Advertising	812	735	3,245	2,796
Affiliate fee	452	350	1,257	1,001
Other	106	53	294	185

Total Television revenues	1,370	1,138	4,796	3,982
Other, Corporate and Eliminations	(1)	-	(2)	(1)

Total revenues	$2,752	$2,463	$8,876	$7,759

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Future Performance Obligations

As of March 31, 2019, approximately $2.1 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to sports rights sublicensing contracts and affiliate contracts with fixed fees. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
	(in millions)
Depreciation and amortization
Cable Network Programming	$12	$10	$35	$28
Television	28	27	80	82
Other, Corporate and Eliminations	18	6	37	16

Total depreciation and amortization	$58	$43	$152	$126

	As of March 31, 2019	As of June 30, 2018
	(in millions)
Assets
Cable Network Programming	$2,620	$2,430
Television	6,506	6,805
Other, Corporate and Eliminations	8,038	3,611
Investments	493	275

Total assets	$17,657	$13,121

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 12. ADDITIONAL FINANCIAL INFORMATION

Other, net

The following table sets forth the components of Other, net included in the Unaudited Consolidated and Combined Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
	(in millions)
Acquisition related and other transaction costs(a)	$(106)	$(13)	$(184)	$(45)
Unrealized gains on investments(b)	204	-	132	-
U.K. Newspaper Matters Indemnity(c)	(15)	(22)	(45)	(19)
Settlement loss related to pension plans(d)	-	(1)	-	(51)
Shareholder litigation settlement(e)	-	68	-	68
Other	1	(9)	(19)	(28)

Total other, net	$84	$23	$(116)	$(75)

(a)

The acquisition related and other transaction costs for the three and nine months ended March 31, 2019 and 2018 are related to the Separation and the Distribution which includes retention related costs.

(b)

Represents the unrealized gains related to changes in fair value of the Company’s investment in Roku which are recognized in net income in accordance with ASU 2016-01 (See Note 1 – Description of Business and Basis of Presentation under the heading “Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform”).

(c)	See Note 9 – Commitments and Contingencies.
(d)	The settlement loss was primarily related to the Shared Plans (See Note 12 – Pension and Other Postretirement Benefits in the Form 10).
(e)	See Note 11 – Commitments and Contingencies under the heading “Shareholder Litigation” in the Form 10.

Receivables, net

Receivables are presented net of an allowance for doubtful accounts, which is an estimate of amounts that may not be collectible. Allowances for doubtful accounts as of March 31, 2019 and June 30, 2018 were $35 million and $28 million, respectively.

Income Taxes

The following table illustrates the overall changes in the Company’s net deferred tax (liabilities) assets for the nine months ended March 31, 2019.

Net deferred tax (liabilities) assets
(in millions)
Balance, June 30, 2018	$(1,071)
Tax basis step-up(a)	5,515
Other(b)	(759)
Balance, March 31, 2019	$3,685

(a)

As a result of the Separation and the Distribution, FOX obtained a tax basis in its assets equal to their respective fair market values. This amount represents the additional estimated deferred tax asset recorded as a result of the increased tax basis (See Note 1 – Description of Business and Basis of Presentation under the heading “Basis of Presentation”).

(b)

Includes other deferred tax adjustments recorded as of the date of the Distribution (See Note 8 – Related Party Transactions and Twenty-First Century Fox, Inc. Investment under the heading “Corporate Allocations and Twenty-First Century Fox, Inc. Investment”) and current year activity for the nine months ended March 31, 2019.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Other Non-Current Assets

The following table sets forth the components of Other non-current assets included in the Consolidated and Combined Balance Sheets:

	As of March 31, 2019	As of June 30, 2018
	(in millions)
Investments(a)	$493	$275
Inventories, net	221	121
Other(b)	462	363

Total other non-current assets	$1,176	$759

(a)

Includes an investment with a readily determinable fair value of $389 million and $257 million as of March 31, 2019 and June 30, 2018, respectively (See Note 4 – Fair Value). See Note 2 - Acquisitions, Disposals and Other Transactions for information on recent investments.

(b)

Other includes $243 million and $265 million as of March 31, 2019 and June 30, 2018, respectively, related to the Trust (as defined in Note 12 – Pension and Other Postretirement Benefits in the Form 10).

Accounts Payable, Accrued Expenses and Other Current Liabilities

The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Consolidated and Combined Balance Sheets:

	As of March 31, 2019	As of June 30, 2018
	(in millions)
Accrued expenses	$598	$530
Program rights payable	404	380
Deferred revenue	103	147
Income taxes payable(a)	-	553
Other current liabilities	192	149

Total accounts payable, accrued expenses and other current liabilities	$1,297	$1,759

(a)

As discussed in Note 1 – Description of Business and Basis of Presentation, income tax items have been calculated as if the Company filed a separate return and was operating as a standalone business for purposes of the Company’s financial statements for the period prior to the Distribution. Therefore, tax balances reflected in the Consolidated and Combined Financial Statements may not be reflective of the Company’s actual tax balances prior to or subsequent to the Distribution. The amount of income taxes payable, for periods subsequent to the Distribution, represents the actual tax liabilities rather than the separate tax return methodology.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Other Liabilities

The following table sets forth the components of Other liabilities included in the Consolidated and Combined Balance Sheets:

	As of March 31, 2019	As of June 30, 2018
	(in millions)
Accrued noncurrent pension/postretirement liabilities(a)	$479	$244
Other noncurrent liabilities	384	178

Total other liabilities	$863	$422

(a)

The increase in accrued noncurrent pension/postretirement liabilities was related to the pension and other postretirement benefit assets and liabilities of the Shared Plans allocable to the Company’s employees transferred to the Company (See Note 10 – Pension and Other Postretirement Benefits).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Readers should carefully review this document and the other documents filed by Fox Corporation with the Securities and Exchange Commission (the “SEC”). This section should be read together with the unaudited interim consolidated and combined financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q as well as the audited combined financial statements for the year ended June 30, 2018 and other disclosure included in the Form 10 as amended and filed with the SEC on January 7, 2019 (the “Form 10”).

INTRODUCTION

The Distribution

On March 19, 2019, the Company became a standalone publicly traded company through the pro rata distribution by Twenty-First Century Fox, Inc. (“21CF”) of all of the issued and outstanding common stock of Fox Corporation (“FOX”) to 21CF stockholders (other than holders that were subsidiaries of 21CF) (the “Distribution”) in accordance with the Amended and Restated Distribution Agreement and Plan of Merger, dated as of June 20, 2018, by and between 21CF and 21CF Distribution Merger Sub, Inc. Following the Distribution, 354,328,270 and 266,173,651 shares of the Company’s Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), respectively, began trading independently on The Nasdaq Global Select Market. In connection with the Distribution, the Company entered into the Separation and Distribution Agreement, dated as of March 19, 2019 (the “Separation Agreement”), with 21CF, which effected the internal restructuring (the “Separation”) whereby 21CF transferred to FOX a portfolio of 21CF’s news, sports and broadcast businesses, including FOX News, FOX Business, FOX Broadcasting Company (the “FOX Network”), FOX Sports, FOX Television Stations Group, and sports cable networks FS1, FS2, FOX Deportes and Big Ten Network (collectively, the “FOX business”), and certain other assets, and FOX assumed from 21CF the liabilities associated with such businesses and certain other liabilities. The Separation and the Distribution were effected as part of a series of transactions (collectively, the “Transactions”) contemplated by the Amended and Restated Merger Agreement and Plan of Merger, dated as of June 20, 2018 (the “21CF Disney Merger Agreement”), by and among 21CF, The Walt Disney Company (“Disney”), TWDC Holdco 613 Corp., a wholly-owned subsidiary of Disney (“New Disney”), and certain other subsidiaries of Disney, pursuant to which, among other things, Disney merged with and into a subsidiary of New Disney and each of Disney and 21CF became wholly-owned subsidiaries of New Disney.

Pursuant to the 21CF Disney Merger Agreement, immediately prior to the Distribution, the Company paid to 21CF a dividend in the amount of $8.5 billion (the “Dividend”). The final determination of the taxes in respect of the Separation and the Distribution for which the Company is responsible pursuant to the 21CF Disney Merger Agreement and a prepayment of the estimated taxes in respect of divestitures (collectively, the “Transaction Tax”) was $6.5 billion. Following the Distribution, on March 20, 2019 the Company received a cash payment in the amount of $2.0 billion from Disney, which had the net effect of reducing the Dividend the Company paid to 21CF. The Transaction Tax included a prepayment of the Company’s share of the estimated tax liabilities resulting from the anticipated divestitures by Disney of certain assets, principally the FOX Sports Regional Sports Networks. This prepayment was in the amount of approximately $700 million and is subject to adjustment in the future, when the actual amounts of the tax liabilities are reported on the federal income tax returns of 21CF or Disney.

As a result of the Separation and the Distribution, FOX obtained a tax basis in its assets equal to their respective fair market values. This will result in estimated annual tax deductions of approximately $1.5 billion, principally over the next 15 years related to the amortization of the additional tax basis. This amortization is estimated to reduce the Company’s annual cash tax liability by $360 million per year at the current combined federal and state applicable tax rate of 24%. Such estimates are subject to revisions, which could be material, based upon, among other things, final appraisals.

In connection with the Separation, the Company entered into several agreements that govern certain aspects of the Company’s relationship with 21CF and Disney following the Separation. These include the Separation Agreement, a tax matters agreement, a transition services agreement, as well as agreements relating to intellectual property licenses, employee matters, commercial arrangements and a studio lot lease and management agreement (See Note 1 – Description of Business and Basis of Presentation to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX under the heading “The Distribution” for additional information).

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business - This section provides a general description of the Company’s businesses, as well as developments that occurred during the three and nine months ended March 31, 2019 and 2018 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations - This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2019 and 2018. This analysis is presented on both a consolidated/combined and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2019 and 2018, as well as a discussion of the Company’s outstanding debt and commitments that existed as of March 31, 2019. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

OVERVIEW OF THE COMPANY’S BUSINESS

The Company is a news, sports and entertainment company, which manages and reports its businesses in the following segments:

•

Cable Network Programming, which principally consists of the production and licensing of news and sports content distributed primarily through cable television systems, direct broadcast satellite operators, telecommunication companies and online video distributors (collectively, multi-channel video programming distributors or “MVPDs”), primarily in the U.S.

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

Other Business Developments

In May 2019, the Company and The Stars Group Inc. (“The Stars Group”) announced plans to launch FOX Bet, a national media and sports wagering partnership in the United States. FOX Sports and The Stars Group have entered into a long-term commercial agreement through which FOX Sports will provide The Stars Group with an exclusive license to use certain FOX Sports trademarks. In addition, the Company invested $236 million to acquire a 4.99% equity interest in The Stars Group.

RESULTS OF OPERATIONS

Results of Operations—For the three and nine months ended March 31, 2019 versus the three and nine months ended March 31, 2018

The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2019, as compared to the three and nine months ended March 31, 2018:

	For the three months ended March 31,				For the nine months ended March 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in millions, except %)
Revenues
Affiliate fee	$1,420	$1,281	$139	11%	$4,102	$3,610	$492	14%
Advertising	1,088	1,001	87	9%	4,138	3,621	517	14%
Other	244	181	63	35%	636	528	108	20%

Total revenues	2,752	2,463	289	12%	8,876	7,759	1,117	14%
Operating expenses	(1,660)	(1,444)	(216)	15%	(5,969)	(5,054)	(915)	18%
Selling, general and administrative	(336)	(324)	(12)	4%	(964)	(896)	(68)	8%
Depreciation and amortization	(58)	(43)	(15)	35%	(152)	(126)	(26)	21%
Impairment and restructuring charges	(14)	(14)	-	-%	(14)	(11)	(3)	27%
Interest expense	(81)	(7)	(74)	**	(112)	(20)	(92)	**
Interest income	19	-	19	**	19	-	19	**
Other, net	84	23	61	**	(116)	(75)	(41)	55%

Income before income tax (expense) benefit	706	654	52	8%	1,568	1,577	(9)	(1)%
Income tax (expense) benefit	(167)	(188)	21	(11)%	(390)	171	(561)	**

Net income	539	466	73	16%	1,178	1,748	(570)	(33)%
Less: Net income attributable to noncontrolling interests	(10)	(9)	(1)	11%	(37)	(32)	(5)	16%

Net income attributable to FOX stockholders	$529	$457	$72	16%	$1,141	$1,716	$(575)	(34)%

**	not meaningful

Overview – The Company’s revenues increased 12% and 14% for the three and nine months ended March 31, 2019, respectively, as compared to the corresponding periods of fiscal 2018, due to higher advertising, affiliate fee and other revenues. The increase in advertising revenue was primarily due to the broadcast of one additional National Football League (“NFL”) postseason game on the FOX Network and higher pricing at FOX News and for entertainment programming at the FOX Network. Also contributing to the increase in advertising revenue for the nine months ended March 31, 2019 was the broadcast of more NFL regular season games due to the addition of Thursday Night Football (“TNF”) and higher political advertising revenue due to the U.S. midterm elections at the FOX Television Stations Group. The increase in affiliate fee revenue was primarily attributable to higher average rates per subscriber across all networks, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals. The increase in other revenues was primarily due to higher digital content licensing revenue at the FOX Network.

Operating expenses increased 15% and 18% for the three and nine months ended March 31, 2019, respectively, as compared to the corresponding periods of fiscal 2018, primarily due to higher sports programming rights amortization and production costs, including the additional NFL postseason game and in the nine months TNF, and the recognition of a write-down of approximately $55 million related to entertainment and syndicated programming rights (See Note 3 – Inventories, net to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX). Also contributing to the increase in operating expenses for the three months ended March 31, 2019 was higher entertainment programming rights amortization as a result of the mix of programming in the current year as compared to the prior year at the FOX Network due to the airing of the Winter Olympics on another network in the prior year.

Selling, general and administrative expenses increased 4% and 8% for the three and nine months ended March 31, 2019, respectively, as compared to corresponding periods of fiscal 2018, primarily due to the increase in revenues which was the primary measure to allocate on a pro rata basis certain general corporate expenses from 21CF. The corporate allocations recorded to Selling, general and administrative expenses were approximately $100 million and $90 million for the three months ended March 31, 2019 and 2018, respectively, and approximately $270 million and $220 million for the nine months ended March 31, 2019 and 2018, respectively (See Note 8 – Related Party Transactions and Twenty-First Century Fox, Inc. Investment to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX under the heading “Corporate Allocations and Twenty-First Century Fox, Inc. Investment” for additional information).

Interest expense – Interest expense increased $74 million and $92 million for the three and nine months ended March 31, 2019, respectively, as compared to the corresponding periods of fiscal 2018, primarily due to the issuance of $6.8 billion of senior notes in January 2019 (See Note 5 – Borrowings to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX for additional information) and the effect of the bridge credit agreement commitment letter which was entered into during fiscal 2018 (see Note 1 – Description of Business and Basis of Presentation to the audited combined financial statements in the Form 10 for additional information), including the write-off of unamortized costs as a result of the termination of the bridge credit agreement in March 2019.

Interest income – Interest income increased $19 million for the three and nine months ended March 31, 2019, as compared to the corresponding periods of fiscal 2018, primarily due to interest income generated from the net proceeds of $6.8 billion from the issuance of senior notes in January 2019.

Other, net – See Note 12 – Additional Financial Information to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX under the heading “Other, net.”

Income tax (expense) benefit – The Company’s tax provision and related effective tax rate of 24% and 25% for the three and nine months ended March 31, 2019, respectively, was higher than the statutory rate of 21% primarily due to state taxes.

The Company’s effective income tax rate for the three and nine months ended March 31, 2018 was 29% and (11)%, respectively, as compared to the statutory rate of 28%. For the three months ended March 31, 2018, the effective income tax rate was higher than the statutory rate primarily due to state taxes. The effective income tax rate for the nine months ended March 31, 2018 included a provisional $624 million tax benefit as a result of the Tax Cuts and Jobs Act (the “Tax Act”) (as described in Note 1 – Description of Business and Basis of Presentation to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX under the heading “U.S. Tax Reform”).

Net income – Net income increased 16% for the three months ended March 31, 2019, as compared to corresponding period of fiscal 2018, primarily due to unrealized gains on investments (See Note 12 – Additional Financial Information to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX under the heading “Other, net”) and improved operating results partially offset by higher costs related to the Separation and the Distribution and the issuance of $6.8 billion of senior notes in January 2019. Net income decreased 33% for the nine months ended March 31, 2019, as compared to corresponding period of fiscal 2018, primarily due to the absence of an income tax benefit resulting from the Tax Act in the prior year.

Segment Analysis

The Company’s operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income before depreciation and amortization, or Segment EBITDA. Due to the integrated nature of these operating segments, estimates and judgments are made in allocating certain assets, revenues and expenses.

Beginning with the announcement of the Company’s financial results for the quarter ended March 31, 2019, the Company has renamed as “Segment EBITDA” the measure that it previously referred to as “Segment OIBDA”. The definition of this measure has not changed: Segment EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Interest expense, Interest income, Other, net and Income tax (expense) benefit. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

Management believes that information about Total Segment EBITDA assists all users of the Company’s Unaudited Consolidated and Combined Financial Statements by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect net income, thus providing insight into both operations and the other factors that affect reported results. Total Segment EBITDA provides management, investors and equity analysts a measure to analyze the operating performance of the Company’s business and its enterprise value against historical data and competitors’ data, although historical results, including Segment EBITDA and Total Segment EBITDA, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

Total Segment EBITDA may be considered a non-GAAP financial measure and should be considered in addition to, not as a substitute for, net income, cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment charges, which are significant components in assessing the Company’s financial performance. Total Segment EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table reconciles Income before income tax (expense) benefit to Total Segment EBITDA for the three and nine months ended March 31, 2019, as compared to the three and nine months ended March 31, 2018:

	For the three months ended March 31,				For the nine months ended March 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in millions, except %)
Income before income tax (expense) benefit	$706	$654	$52	8%	$1,568	$1,577	$(9)	(1)%
Add
Amortization of cable distribution investments	10	11	(1)	(9)%	29	43	(14)	(33)%
Depreciation and amortization	58	43	15	35%	152	126	26	21%
Impairment and restructuring charges	14	14	-	-%	14	11	3	27%
Interest expense	81	7	74	**	112	20	92	**
Interest income	(19)	-	(19)	**	(19)	-	(19)	**
Other, net	(84)	(23)	(61)	**	116	75	41	55%

Total Segment EBITDA	$766	$706	$60	8%	$1,972	$1,852	$120	6%

**	not meaningful

The following table sets forth the computation of Total Segment EBITDA for the three and nine months ended March 31, 2019, as compared to the three and nine months ended March 31, 2018:

	For the three months ended March 31,				For the nine months ended March 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in millions, except %)
Revenues	$2,752	$2,463	$289	12%	$8,876	$7,759	$1,117	14%
Operating expenses	(1,660)	(1,444)	(216)	15%	(5,969)	(5,054)	(915)	18%
Selling, general and administrative	(336)	(324)	(12)	4%	(964)	(896)	(68)	8%
Amortization of cable distribution investments	10	11	(1)	(9)%	29	43	(14)	(33)%

Total Segment EBITDA	$766	$706	$60	8%	$1,972	$1,852	$120	6%

The following tables set forth the Company’s Revenues and Segment EBITDA for the three and nine months ended March 31, 2019, as compared to the three and nine months ended March 31, 2018:

	For the three months ended March 31,				For the nine months ended March 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in millions, except %)
Revenues
Cable Network Programming	$1,383	$1,325	$58	4%	$4,082	$3,778	$304	8%
Television	1,370	1,138	232	20%	4,796	3,982	814	20%
Other, Corporate and Eliminations	(1)	-	(1)	**	(2)	(1)	(1)	(100)%

Total revenues	$2,752	$2,463	$289	12%	$8,876	$7,759	$1,117	14%

**	not meaningful

	For the three months ended March 31,				For the nine months ended March 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in millions, except %)
Segment EBITDA
Cable Network Programming	$741	$692	$49	7%	$1,893	$1,730	$163	9%
Television	99	81	18	22%	256	268	(12)	(4)%
Other, Corporate and Eliminations	(74)	(67)	(7)	(10)%	(177)	(146)	(31)	(21)%

Total Segment EBITDA	$766	$706	$60	8%	$1,972	$1,852	$120	6%

Cable Network Programming (46% and 49% of the Company’s revenues for the first nine months of fiscal 2019 and 2018, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in millions, except %)
Revenues
Affiliate fee	$968	$931	$37	4%	$2,845	$2,609	$236	9%
Advertising	276	266	10	4%	893	825	68	8%
Other	139	128	11	9%	344	344	-	-%

Total revenues	1,383	1,325	58	4%	4,082	3,778	304	8%
Operating expenses	(547)	(541)	(6)	1%	(1,896)	(1,796)	(100)	6%
Selling, general and administrative	(105)	(103)	(2)	2%	(322)	(295)	(27)	9%
Amortization of cable distribution investments	10	11	(1)	(9)%	29	43	(14)	(33)%

Segment EBITDA	$741	$692	$49	7%	$1,893	$1,730	$163	9%

Revenues at the Cable Network Programming segment increased for the three and nine months ended March 31, 2019, as compared to the corresponding periods of fiscal 2018, primarily due to higher affiliate fee and advertising revenues. The increase in affiliate fee revenue was primarily attributable to higher average rates per subscriber across all networks, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, partially offset by the impact of a lower average number of subscribers across almost all networks. The moderating sequential affiliate fee growth rate, as compared to the affiliate fee revenue growth for the six months ended December 31, 2018, reflects the lapping of contractual rate increases in the prior year. The decrease in the average number of subscribers was due to a reduction in subscribers to traditional MVPDs, partially offset by an increase in subscribers to online video distributors. The increase in advertising revenue was primarily due to higher digital advertising revenue at FOX News and higher ratings for the daily studio programming at FS1. Also contributing to the increase in advertising revenue for the nine months ended March 31, 2019 was higher pricing at the news channels.

Cable Network Programming Segment EBITDA increased for the three and nine months ended March 31, 2019, as compared to the corresponding periods of fiscal 2018, primarily due to the revenue increases noted above partially offset by higher expenses. Operating expenses remained relatively consistent for the three months ended March 31, 2019 primarily due to launch costs incurred in connection with the Company’s direct-to-consumer initiative at FOX News that were partially offset by lower sports programming rights amortization, including the absence of the Ultimate Fighting Championship and UEFA Champions League at FS1. Operating expenses increased for the nine months ended March 31, 2019, principally due to higher sports programming rights amortization and production costs, including the additions of the Fédération Internationale de Football Association (“FIFA”) World Cup and Premier Boxing Champions at FS1, launch costs incurred in connection with the Company’s direct-to-consumer initiative at FOX News and higher costs related to news coverage associated with the U.S. midterm elections and other significant events.

Television (54% and 51% of the Company’s revenues for the first nine months of fiscal 2019 and 2018, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in millions, except %)
Revenues
Advertising	$812	$735	$77	10%	$3,245	$2,796	$449	16%
Affiliate fee	452	350	102	29%	1,257	1,001	256	26%
Other	106	53	53	100%	294	185	109	59%

Total revenues	1,370	1,138	232	20%	4,796	3,982	814	20%
Operating expenses	(1,114)	(903)	(211)	23%	(4,075)	(3,259)	(816)	25%
Selling, general and administrative	(157)	(154)	(3)	2%	(465)	(455)	(10)	2%

Segment EBITDA	$99	$81	$18	22%	$256	$268	$(12)	(4)%

Revenues at the Television segment increased for the three and nine months ended March 31, 2019, as compared to the corresponding periods of fiscal 2018, due to higher advertising, affiliate fee and other revenues. The increase in advertising revenue was primarily due to the broadcast of one additional NFL postseason game on the FOX Network, higher pricing for entertainment programming at the FOX Network and the benefit of the comparison to the prior year period when advertising expenditures were diverted to the Winter Olympics which aired on another network. Also contributing to the increase in advertising revenue for the nine months ended March 31, 2019 was the broadcast of more NFL regular season games due to the addition of TNF, higher political advertising revenue due to the U.S. midterm elections at the FOX Television Stations Group and the broadcast of a portion of the FIFA World Cup matches in the current year partially offset by two fewer broadcasts of Major League Baseball World Series games on the FOX Network. Also contributing to the increase in advertising revenue for the three months ended March 31, 2019 was higher ratings for entertainment programming at the FOX Network, led by the inaugural season of The Masked Singer. The increase in affiliate fee revenue was primarily due to contractual rate increases on existing affiliate agreements and from affiliate agreement renewals. The increase in other revenues was primarily due to higher digital content licensing revenue at the FOX Network.

Television Segment EBITDA increased for the three months ended March 31, 2019, as compared to the corresponding period of fiscal 2018, as the revenue increase noted above was partially offset by higher expenses. Television Segment EBITDA decreased for the nine months ended March 31, 2019, as compared to the corresponding period of fiscal 2018, as the revenue increase noted above was more than offset by higher expenses. Operating expenses increased principally due to higher sports programming rights amortization and production costs, including the additional NFL postseason game and in the nine months TNF, and the recognition of a write-down of approximately $55 million related to entertainment and syndicated programming rights (See Note 3 – Inventories, net to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX). Also contributing to the increase in operating expenses for the three months ended March 31, 2019 was higher entertainment programming rights amortization as a result of the mix of programming in the current year as compared to the prior year at the FOX Network due to the airing of the Winter Olympics on another network in the prior year. Also contributing to the increase in operating expenses for the nine months ended March 31, 2019 was the addition of the FIFA World Cup.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Prior to December 31, 2017, substantially all of the cash balances were swept to 21CF on a daily basis and the Company received capital from 21CF for the Company’s cash needs. Effective January 1, 2018, the Company ceased participating in 21CF’s capital and cash management accounts. 21CF continued to provide treasury services to the Company until the Distribution.

The Company’s principal source of liquidity is internally generated funds which are highly dependent upon the continuation of affiliate agreements and the state of the advertising markets. The Company has an unused five-year $1.0 billion unsecured revolving credit facility (See Note 5 – Borrowings to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX) and has access to the worldwide capital markets, subject to market conditions. As of March 31, 2019, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any noncompliance with such covenants.

The principal uses of cash that affect the Company’s liquidity position include the following: the acquisition of rights and related payments for entertainment and sports programming; operational expenditures including marketing and promotional expenses; expenses related to broadcasting the Company’s programming along with investing approximately $150 million to $200 million in establishing stand-alone technical facilities over the two years following the Distribution; employee and facility costs; capital expenditures; acquisitions; interest and dividend payments; and debt repayments.

In addition to the acquisitions, sales and possible acquisitions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Sources and Uses of Cash

Net cash provided by operating activities for the nine months ended March 31, 2019 and 2018 was as follows (in millions):

For the nine months ended March 31,	2019	2018
Net cash provided by operating activities	$1,624	$785

The increase in net cash provided by operating activities during the nine months ended March 31, 2019, as compared to the corresponding period of fiscal 2018, is primarily due to higher sports programming rights amortization over cash payments and lower cash payments for entertainment programming at the Television segment and higher operating results.

Net cash (used in) provided by investing activities for the nine months ended March 31, 2019 and 2018 was as follows (in millions):

For the nine months ended March 31,	2019	2018
Net cash (used in) provided by investing activities	$(311)	$197

The change in net cash (used in) provided by investing activities during the nine months ended March 31, 2019, as compared to the corresponding period of fiscal 2018, was primarily due to the absence of cash received from the Federal Communications Commission’s completed reverse auction for broadcast spectrum and the investments in Caffeine, Inc. and Caffeine Studio, LLC (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX).

Net cash (used in) provided by financing activities for the nine months ended March 31, 2019 and 2018 was as follows (in millions):

For the nine months ended March 31,	2019	2018
Net cash (used in) provided by financing activities	$(995)	$780

The change in net cash (used in) provided by financing activities during the nine months ended March 31, 2019, as compared to the corresponding period of fiscal 2018, was primarily due to net transfers to Twenty-First Century Fox, Inc. of $1,233 million in the nine months ended March 31, 2019, as compared to net transfers from Twenty-First Century Fox, Inc. of $845 million in the nine months ended March 31, 2018. Also contributing to the change in net cash (used in) provided by financing activities was the Dividend of $8.5 billion paid to 21CF net of the $2 billion cash payment received from Disney, partially offset by the proceeds from the issuance of $6.8 billion of senior notes in January 2019 (See Note 5 – Borrowings to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX for additional information). The nature of activities included in net transfers to Twenty-First Century Fox, Inc. includes financing activities, capital transfers, cash sweeps, other treasury services and corporate expenses. Prior to December 31, 2017, the majority of the cash balances were swept to 21CF on a daily basis and the Company received capital from 21CF for the Company’s cash needs. Effective January 1, 2018, the Company ceased participating in 21CF’s capital and cash management accounts.

Dividends

Subsequent to March 31, 2019, the Company declared a semi-annual dividend of $0.23 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on June 3, 2019 with a record date for determining dividend entitlements of May 20, 2019.

Based on the number of shares outstanding as of March 31, 2019 and the prospective annual dividend rate of $0.46, the total aggregate cash dividends expected to be paid to stockholders on an annual basis is approximately $285 million.

Debt Instruments

In January 2019, the Company issued approximately $6.8 billion of senior notes (See Note 5 – Borrowings to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX).

Ratings of the senior notes

The following table summarizes the Company’s credit ratings as of March 31, 2019:

Rating Agency	Senior Debt	Outlook
Moody's	Baa2	Stable
Standard & Poor's	BBB	Stable

Revolving Credit Agreement

In March 2019, the Company entered into an unsecured $1.0 billion revolving credit facility with a maturity date of March 2024 (See Note 5 – Borrowings to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX).

Bridge Credit Agreement

In March 2019, the Company entered into an unsecured $1.7 billion 364-Day Bridge Term Loan Agreement, which was also terminated in the same month (See Note 5 – Borrowings to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX).

Commitments and Contingencies

See Note 9 – Commitments and Contingencies to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX.

Recent Accounting Pronouncements

See Note 1 – Description of Business and Basis of Presentation to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX under the heading “Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform.”

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

•

the Company’s reliance on 21CF to provide the Company various services under the transition services agreement including broadcast operations, sports production, information and technology, and other services, and the risk that 21CF does not properly perform the services under this agreement;

•	the Company’s ability to secure additional capital on acceptable terms;
•

the Company’s ability to benefit from any additional annual tax deductions expected to result from the Company obtaining a tax basis in its assets equal to their respective fair market values in connection with the Separation and the Distribution;

•

the impact of any payments the Company is required to make or liabilities it is required to assume under the Separation Agreement and the indemnification arrangements entered into in connection with the Separation and the Distribution; and

•	the other risks and uncertainties detailed in Part II., Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in Item 1A. “Risk Factors” in the Form 10.

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

The Company has exposure to two types of market risk: changes in interest rates and stock prices.

The following sections provide quantitative and qualitative information on the Company’s exposure to interest rate risk and stock price risk. The Company makes use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

Interest Rates

The Company’s current financing arrangements and facilities include $6.8 billion of outstanding fixed-rate debt, before adjustments for unamortized debt issuance costs (See Note 5 – Borrowings to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX).

Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. As of March 31, 2019, all of the Company's financial instruments with exposure to interest rate risk were denominated in U.S. dollars and no variable-rate debt was outstanding. Information on financial instruments with exposure to interest rate risk is presented below:

	As of March 31, 2019	As of June 30, 2018
	(in millions)
Fair Value
Borrowings: liability	$(7,320)	$-

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates: loss	$(282)	$-

Stock Prices

The Company has a common stock investment in a publicly traded company that is subject to market price volatility. Information on the Company’s investment with exposure to stock price risk is presented below:

	As of March 31, 2019	As of June 30, 2018
	(in millions)
Fair Value
Total fair value of the common stock investment	$389	$257

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices: loss(a)	$(39)	$(26)

(a)

This investment is recorded at fair value each reporting period and, beginning July 1, 2018, any associated unrealized gains and losses are recorded to net income (See Note 1 – Description of Business and Basis of Presentation to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX under the heading “Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform”).

Concentrations of Credit Risk

See Note 4 – Fair Value to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX under the heading “Concentrations of Credit Risk.”

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

(b)	Internal Control Over Financial Reporting

Since the Separation, several aspects of the Company’s internal control over financial reporting have changed. The Company historically relied on certain financial, administrative and other resources of 21CF to manage specific aspects of its business and report results. In connection with the Separation, the Company entered into a transition service agreement with 21CF and Disney under which 21CF is providing some of these services to the Company on a transitional basis. In addition, in connection with the Separation, the Company has implemented new corporate and oversight functions, such as a Board of Directors, legal, treasury, corporate communications and investor relations. The Company has also revised and adopted policies, as needed, to meet the regulatory requirements applicable to a standalone publicly traded company and is undertaking a redesign of several business processes. As business processes and controls change as a result of this ongoing effort, the Company will continue to identify, document and evaluate key controls to ensure its internal control over financial reporting is effective.

Other than as described above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements and amends the disclosure set forth in the section titled “Legal Proceedings” in the Company’s Registration Statement on Form 10 (File No. 001-38776), as amended and filed with the Securities and Exchange Commission on January 7, 2019 (the “Form 10”), and in Part II, Item 1. Legal Proceedings in the Company’s Form 10-Q for the quarter ended December 31, 2018 (the “December 2018 Form 10-Q”).

Reference is made to the lawsuits filed in the Superior Court of the State of California, County of Los Angeles (the “Superior Court”) in November 2015 by (i) Wark Entertainment, Inc. against Twentieth Century Fox Film Corporation, FOX Broadcasting Company (the “FOX Network”) and Fox Entertainment Group, Inc. and (ii) Temperance Brennan, L.P., Snooker Doodle Productions, Inc., and Bertha Blue, Inc.  against Twenty-First Century Fox Inc., Fox Entertainment Group, Twentieth Century Fox Film Corporation and the FOX Network described on page 32 of the December 2018 Form 10-Q. A hearing on the defendants’ February 27, 2019 motion to vacate the arbitrator’s entire punitive damages award and the plaintiffs’ February 27, 2019 petition to confirm the entirety of the arbitrator’s award was held on April 29, 2019. On May 2, 2019, the Superior Court issued a ruling granting the defendants’ motion, denying the plaintiffs’ petition and vacating the entire punitive damages award.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Form 10, except as set forth below.

The following updates and replaces in its entirety the risk factor titled “Certain provisions of our certificate of incorporation, bylaws, and Delaware law and the ownership of our common stock by the Murdoch Family Trust may discourage takeovers and the concentration of ownership will affect the voting results of matters submitted for stockholder approval” included in the Form 10.

Certain provisions of the Company’s certificate of incorporation, by-laws, Delaware law, the Company’s stockholder rights agreement and the ownership of the Company’s common stock by the Murdoch Family Trust may discourage takeovers and the concentration of ownership will affect the voting results of matters submitted for stockholder approval.

The Company’s amended and restated certificate of incorporation and amended and restated by-laws contain certain anti-takeover provisions that may make more difficult or expensive a tender offer, change in control, or takeover attempt that is opposed by the Company’s Board of Directors or certain stockholders holding a significant percentage of the voting power of the Company’s outstanding voting stock. In particular, the amended and restated certificate of incorporation and amended and restated by-laws provide for, among other things:

•	a dual class common equity capital structure, in which holders of FOX class A common stock can vote only in very specific, limited circumstances;
•	a prohibition on stockholders taking any action by written consent without a meeting (unless there are three record holders or fewer);
•

special stockholders’ meeting to be called only by a majority of the Board of Directors, the Chairman or vice or deputy chairman, or upon the written request of holders of not less than 20% of the voting power of our outstanding voting stock;

•	the requirement that stockholders give the Company advance notice to nominate candidates for election to the Board of Directors or to make stockholder proposals at a stockholders’ meeting;
•	the requirement of an affirmative vote of at least 65% of the voting power of the Company’s outstanding voting stock to amend or repeal the by-laws;
•	certain restrictions on the transfer of the Company’s shares; and
•	the Board of Directors to issue, without stockholder approval, preferred stock and series common stock with such terms as the Board of Directors may determine.

These provisions could discourage potential acquisition proposals and could delay or prevent a change in control of FOX, even in the case where a majority of the stockholders may consider such proposals, if effective, desirable.

In addition, in connection with the separation from 21CF, the Company’s Board of Directors adopted a stockholder rights agreement pursuant to which each outstanding share of the Company’s common stock has attached to it a right entitling its holder to purchase from the Company additional shares of its class A common stock and class B common stock, as applicable, in the event that a person or group acquires beneficial ownership of 15% or more of the then outstanding class B common stock or 15% of the combined class A common stock and class B common stock, without approval of the Company’s Board of Directors, subject to exceptions for persons beneficially owning 15% or more of the Company’s class B common Stock as of the date of adoption of the rights agreement. The stockholder rights agreement could make it more difficult for a third-party to acquire the Company’s voting common stock without the approval of its Board of Directors. The rights expire on the first day following the date of the Company’s first annual meeting of its stockholders following the date of the rights agreement.

Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the outstanding FOX class A common stock and 38.4% of FOX class B common stock immediately following the Distribution, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional less than one percent of FOX class B common stock and less than one percent of FOX class A common stock immediately following the distribution. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of FOX class A common stock and 38.9% of FOX class B common stock immediately following the distribution. This concentration of voting power could discourage third parties from making proposals involving an acquisition of FOX. Additionally, the ownership concentration of FOX class B common stock by the Murdoch Family Trust increases the likelihood that proposals submitted for stockholder approval that are supported by the Murdoch Family Trust will be adopted and proposals that the Murdoch Family Trust does not support will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of FOX class B common stock. Furthermore, the adoption of the stockholder rights agreement will prevent, unless the Company’s Board of Directors otherwise determines at the time, other potential stockholders from acquiring a similar ownership position in the Company’s class B common stock and, accordingly, could prevent a meaningful challenge to the Murdoch Family Trust’s influence over matters submitted for stockholder approval.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 19, 2019, immediately prior to the Distribution, the Company and 21CF entered into various restructuring transactions, including the contribution by 21CF to the Company of substantially all of the business and assets of the Company in exchange for the issuance by the Company to 21CF of 354,328,270 shares of the Company’s Class A Common Stock and 266,173,650 shares of the Company’s Class B Common Stock in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act as not involving a public offering. Subsequently, 21CF distributed all of the 354,328,270 issued and outstanding shares of Class A Common Stock and the 266,173,651 issued and outstanding shares of Class B Common Stock (including one share of Class B Common Stock that was issued to 21CF in connection with the restructuring transactions) to 21CF stockholders (other than to subsidiaries of 21CF that held shares of 21CF) on a pro rata basis. The transactions are described further in the Form 10, which was declared effective by the Securities and Exchange Commission on February 5, 2019.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

It is currently anticipated that the Company’s 2019 Annual Meeting of Stockholders (the “2019 Annual Meeting”) will be held on November 14, 2019. Because this will be the Company’s first annual meeting of stockholders following the Separation and the Distribution, the Company is informing stockholders of the date of the 2019 Annual Meeting. The time and location of the 2019 Annual Meeting will be specified in the Company’s proxy statement for the 2019 Annual Meeting.

To be considered for inclusion in the Company’s proxy statement for the 2019 Annual Meeting, stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, must be in writing and received by the Company’s Secretary at the Company’s principal executive offices at Fox Corporation, 1211 Avenue of the Americas, New York, New York 10036 no later than May 30, 2019. Such proposals must also comply with the requirements of Rule 14a-8.

Under the Company’s Amended and Restated By-laws (the “By-laws”), stockholder proposals made outside the process of Rule 14a-8 must be in writing and received by the Company’s Secretary at the Company’s principal executive offices between the close of business on July 17, 2019 and the close of business on August 16, 2019. Stockholders are advised to review the By-laws, as they contain additional requirements with respect to advance notice of stockholder proposals and director nominations. A copy of the By-laws is available on the website of the Securities and Exchange Commission (www.sec.gov) as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 14, 2019 and filed with the Securities and Exchange Commission on March 19, 2019.

ITEM 6.	EXHIBITS
(a)	Exhibits.

2.1

Separation Agreement, dated as of March 19, 2019, between Twenty-First Century Fox, Inc. and Fox Corporation (the “Registrant”) (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 14, 2019 and filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2019 (the “March 14, 2019 Form 8-K”). Y

2.2

Tax Matters Agreement, dated as of March 19, 2019, between Twenty-First Century Fox, Inc., the Registrant and The Walt Disney Company (incorporated herein by reference to Exhibit 2.2 to the March 14, 2019 Form 8-K). Y

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the March 14, 2019 Form 8-K).

3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the March 14, 2019 Form 8-K).

3.3	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.3 to the March 14, 2019 Form 8-K).

4.1

Rights Agreement between the Registrant and Computershare Trust Company, N.A., as Rights Agent, dated as of March 19, 2019 (incorporated herein by reference to Exhibit 4.1 to the March 14, 2019 Form 8-K).

10.1	Fox Corporation 2019 Shareholder Alignment Plan (incorporated herein by reference to Exhibit 10.1 to the March 14, 2019 Form 8-K).+

10.2	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.2 to the March 14, 2019 Form 8-K).+

10.3	Form of Fox Corporation 2019 Shareholder Alignment Plan Restricted Stock Unit Terms and Conditions (incorporated herein by reference to Exhibit 10.3 to the March 14, 2019 Form 8-K).+

10.4	Form of Fox Corporation 2019 Shareholder Alignment Plan Non-Qualified Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10.4 to the March 14, 2019 Form 8-K).+

10.5	Form of Employment Agreement.* +

10.6	Letter Agreement between Lachlan K. Murdoch and News Corporation dated November 17, 2008.* +

10.7	Letter Agreements between John P. Nallen and News Corporation dated January 1, 2005 and November 17, 2008, as amended through June 3, 2013.* +

10.8

Credit Agreement, dated as of March 15, 2019, among the Registrant, as Borrower, the initial lenders named therein, the initial issuing banks named therein, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities Inc. and Goldman Sachs Bank USA, as Co-Syndication Agents, JP Morgan Chase Bank, N.A. and Morgan Stanley Bank, N.A., as Co-Documentation Agents, and Citibank, N.A., Deutsche Bank Securities Inc., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 15, 2019 and filed with the SEC on March 15, 2019 (the “March 15, 2019 Form 8-K”)). Y

10.9

364-Day Bridge Term Loan Agreement, dated as of March 15, 2019, among the Registrant, as Borrower, the initial lenders named therein, Goldman Sachs Bank USA, as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, and Citibank, N.A. and Deutsche Bank Securities Inc., as Co-Syndication Agents (incorporated herein by reference to Exhibit 10.2 to the March 15, 2019 Form 8-K). Y

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated and Combined Statements of Operations for the three and nine months ended March 31, 2019 and 2018; (ii) Unaudited Consolidated and Combined Statements of Comprehensive Income for the three and nine months ended March 31, 2019 and 2018; (iii) Consolidated and Combined Balance Sheets as of March 31, 2019 (unaudited) and June 30, 2018 (audited); (iv) Unaudited Consolidated and Combined Statements of Cash Flows for the nine months ended March 31, 2019 and 2018; and (v) Notes to the Unaudited Consolidated and Combined Financial Statements.*

_________________________

Y	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
*	Filed herewith.
+	This exhibit is a management contract or compensatory plan or arrangement.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fox Corporation
(Registrant)

By:	/s/ Steven Tomsic
Steven Tomsic
Chief Financial Officer

Date: May 10, 2019