Form 10-K
period 2019-06-30
Fox Corp
filed 2019-08-09
CIK 1754301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant’s Class A Common Stock and Class B Common Stock were not publicly traded as of December 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.

As of August 6, 2019, 354,434,371 shares of Class A Common Stock and 266,173,651 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Fox Corporation definitive Proxy Statement for its 2019 Annual Meeting of Stockholders, which is intended to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Fox Corporation’s fiscal year end.

PART I

ITEM 1.BUSINESS

Background

Fox Corporation, a Delaware corporation, is a news, sports and entertainment company, which manages and reports its businesses in the following segments:

•

Cable Network Programming, which principally consists of the production and licensing of news and sports content distributed primarily through traditional cable television systems, direct broadcast satellite operators and telecommunication companies (“traditional MVPDs”) and online multi-channel video programming distributors (“digital MVPDs”), primarily in the U.S.

•

Television, which principally consists of the acquisition, marketing and distribution of broadcast network programming nationally under the FOX brand and the operation of 28 full power broadcast television stations, including 11 duopolies, in the U.S. Of these stations, 17 are affiliated with the FOX Network, 10 are affiliated with MyNetworkTV, and one is an independent station.

•

Other, Corporate and Eliminations, which principally consists of corporate overhead costs, intracompany eliminations and the FOX Studios lot. The FOX Studios lot, located in Los Angeles, California, provides television and film production services along with office space, studio operation services and includes all operations of the facility.

Unless otherwise indicated, references in this Annual Report on Form 10-K (this “Annual Report”) for the fiscal year ended June 30, 2019 (“fiscal 2019”) to “FOX”, the “Company”, “we” or “us” mean Fox Corporation and its consolidated subsidiaries.

FOX became a standalone publicly traded company on March 19, 2019, when Twenty-First Century Fox, Inc. (now known as TFCF Corporation) (“21CF”) distributed, on a pro rata basis, all the issued and outstanding common stock of the Company to 21CF stockholders. Following the distribution, the Company’s class A common stock, par value $0.01 per share (the “class A common stock”) and class B common stock, par value $0.01 per share (the “class B common stock” and, together with the class A common stock, the “common stock”) began trading independently on The Nasdaq Global Select Market. We refer to the foregoing as the “Transaction”.

In connection with the Transaction, the Company was formed with a focused portfolio of domestic media assets in live news and sports and original entertainment programming, including leading brands FOX News Media, FOX Sports, FOX Entertainment and FOX Television Stations. The remaining 21CF assets were acquired by The Walt Disney Company (“Disney”) through a series of transactions contemplated by the amended and restated merger agreement (the “21CF Disney Merger Agreement”) among 21CF, Disney and certain Disney subsidiaries, pursuant to which 21CF became a wholly-owned subsidiary of Disney (the “Disney Merger”).

The Company is party to several agreements that govern certain aspects of the Company’s relationship with 21CF and Disney following the Transaction, including a separation and distribution agreement, a tax matters agreement, a transition services agreement, as well as agreements relating to intellectual property licenses, employee matters, commercial arrangements and a studio lot lease. See Note 1, “Description of Business and Basis of Presentation”, to the consolidated and combined financial statements included in this Annual Report for further information about these agreements.

The Company’s fiscal year ends on June 30 of each year. The Company was incorporated in 2018 under the laws of the State of Delaware. At June 30, 2019, the Company had approximately 7,700 full-time employees. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036 and its telephone number is (212) 852-7000. The Company’s website is www.foxcorporation.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Caution Concerning Forward-Looking Statements

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical or current fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include, among others, the words “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “outlook” or any other similar words. Although the Company’s management believes that the expectations reflected in any of the Company’s forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties. Important factors that could cause the Company’s actual results, performance and achievements to differ materially from those estimates or projections contained in the Company’s forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions. For more detailed information about these factors, see Item 1A, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Caution Concerning Forward-Looking Statements.”

Forward-looking statements in this Annual Report speak only as of the date hereof. The Company does not undertake any obligation to update or release any revisions to any forward-looking statement made herein or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or to conform such statements to actual results or changes in our expectations, except as required by law.

Business Overview

Fox Corporation produces and delivers compelling news, sports and entertainment content through its iconic brands, including FOX News Media, FOX Sports, FOX Entertainment and FOX Television Stations. The Company, with a simple structure focused on two principal reporting segments, differentiates itself in a crowded media and entertainment marketplace through the leadership positions of the Company’s brands, premium programming with a focus on live and “appointment-based” content that brings communities together, a significant presence in major markets and the broad distribution of the Company’s content across traditional and digital platforms.

Our Competitive Strengths

Premium brands that resonate deeply with viewers.

Under the banner of the FOX name, we produce and distribute content through some of the world’s leading and most valued brands. Our long track record of challenging the status quo emboldens us to continue making innovative decisions, disrupting competitors and forming deeper relationships with audiences. FOX News is among the most influential and recognized news brands in the world, recently ranked the “most trusted” American television news brand in the U.S., according to an independent survey conducted by Brand Keys. FOX Sports has earned a reputation for bold sports programming and, with its far-reaching presence in virtually every U.S. household, is the premier destination for live sporting events and sports commentary. The FOX Network primetime lineup has consistently delivered the 18 to 49 year-old audience coveted by advertisers and is home to The Masked Singer, the top new entertainment series on broadcast television for the 2018-2019 broadcast season. These brands and others in our portfolio, including our local station affiliates broadcasting under the FOX brand, hold cultural significance with consumers and commercial importance for distributors and advertisers. The quality of our programming and the strength of our brands maximize the value of our content through a combination of distribution and affiliate fees and advertising sales.

Leadership positions across strategically significant programming platforms.

FOX airs a strong slate of entertainment programming and enjoys a leadership position across our core live news and sports programming businesses. As linear television viewership declines across the industry, “appointment-based” programming that is the FOX hallmark remains resilient, especially in live news and sports. FOX News has been the number one national cable news network for 70 consecutive quarters and is the top-rated national cable news network in primetime and total viewing across key demographics as of June 2019. FOX Sports programs Thursday night and Sunday National Football League (“NFL”) football, the Major League Baseball (“MLB”) All-Star Game and World Series and other marquee events, including the Super Bowl and Fédération International de Football Association (“FIFA”) World Cup. FOX Sports and FOX Entertainment together deliver approximately 15 hours of high-quality, primetime programming each week on the FOX Network, including the hit series The Masked Singer. The FOX Television Stations produce nearly 1,000 hours of local news coverage each week. Taken together, we believe our leadership positions will support strong affiliate fee revenue growth and sustained advertising revenue, while enabling us to nimbly respond to the challenges relating to rapidly evolving technologies and changes in consumer behavior that traditional media companies are facing.

Significant presence and relevance in major domestic markets.

The FOX portfolio combines the range of national cable and broadcast networks with the power of tailored local television. FOX News and FOX Business are available in over 80 million U.S. households and the FOX Network is available in essentially all U.S. households. Additionally, our 28 owned and operated full power broadcast television stations cover 17 Nielsen-designated market areas (“DMAs”), including nine of the 10 largest, balancing content of national interest with programming of note to local communities. The breadth and depth of our footprint allows us to produce and distribute our content in a cost-effective manner and share best business practices and models across regions. It also enables us to engage audiences, develop deeper consumer relationships and create more compelling product offerings.

Attractive financial profile, including multiple revenue streams, strong balance sheet and tax asset benefit.

We have achieved strong revenue growth and profitability in a complex industry environment over the past several years, led by affiliate fee increases. Additionally, our strong balance sheet provides us with the financial flexibility to continue to invest across our businesses, allocate resources toward investments in growth initiatives, take advantage of strategic opportunities, including potential acquisitions across the range of media categories in which we operate, and return capital to our stockholders. We also benefit from a tax asset that resulted from the step-up in the tax basis of our assets following the Transaction, which will provide an annual cash tax benefit for many years.

Goals and Strategies

Maintain leading positions in live news, live sports and quality entertainment.

We have long been a leader in news, sports and entertainment programming. We believe that building on our leading market positions is essential to our success. We are investing in our most attractive growth opportunities by allocating capital to our news, sports and original entertainment programming, which we believe have distinct competitive advantages. For example, fiscal 2019 saw the launch of FOX Nation, an over-the-top streaming service to deliver premium content to our most dedicated FOX News customers. At FOX Sports, we extended our exclusive rights to broadcast certain premier MLB content, including the World Series and All-Star Game, through the 2028 MLB season. FOX Sports also established a long-term partnership with The Stars Group Inc. to extend the FOX Sports brand through the launch of FOX Bet, a suite of products that will allow audiences to participate in free-to-play games and, in markets where it is legal, wager on sporting events. FOX Entertainment is investing in more co-production arrangements and will own a stake in nearly all new series airing on the FOX Network during the 2019-2020 broadcast season. We believe continuing to provide compelling news, sports and entertainment programming across platforms will increase audience engagement and drive growth across our distribution, affiliate and advertising relationships.

Increase revenue growth through the continued delivery of high quality, premium and valuable content.

With a focused portfolio of assets, we create and produce high quality programming that delivers value for our viewers and our distribution, affiliate and advertising partners. We intend to receive appropriate value for our content, particularly through distribution and affiliate fees. Additionally, we expect our enhanced ability to acquire independent programming through co-production arrangements will facilitate growth by enabling us to directly manage the economics and programming decisions of our broadcast network and stations group. We also believe our unique ability to deliver “appointment-based” viewing and audiences at scale, along with innovative advertising platforms, delivers substantial value to our advertising customers, and the unique nature of our “appointment-based” content positions us to maintain and even grow audiences during a time of increasing consumer fragmentation.

Leverage brands to expand our online distribution offerings, increasing complementary sources of revenues.

The strength of our brands allows us to leverage effective platforms for the digital distribution of our content. Nearly all of our networks are offered in all major digital MVPD services, and we plan to continue enhancing our digital offerings with over-the-top distributors, including streaming via web sites, smartphone and tablet applications, and online and on-demand streaming videos. We also intend to continue cultivating direct interactions between FOX brands and consumers outside traditional linear television. During fiscal 2019, FOX Sports launched a new multi-platform pay-per-view championship boxing service and FOX News launched FOX Nation, an over-the-top streaming service, delivering premium content complementary to FOX News programming directly to consumers. We intend to identify similarly innovative new products and services across our business to increase revenues and profitability in the future.

Segments

Cable Network Programming

The Cable Network Programming segment produces and licenses news, business news and sports content for distribution primarily through MVPDs primarily in the U.S. The businesses in this segment include FOX News Media (which is comprised of FOX News and FOX Business) and our primary cable sports programming networks FS1, FS2 and Big Ten Network.

The following table lists the Company’s significant cable networks and the number of subscribers as estimated by Nielsen Media Research (“Nielsen”):

	As of June 30,
	2019	2018
	(in millions)
FOX News Media Networks
FOX News(a)	84	87
FOX Business(a)	82	84
FOX Sports Networks
FS1(a)	81	83
FS2	58	58
Big Ten Network(a)	57	58
FOX Deportes	21	21

(a)	Decrease reflects a reduction in subscribers to traditional MVPDs, partially offset by increased subscribers to digital MVPDs.

FOX News Media. FOX News Media includes the FOX News and FOX Business networks and their related properties. As of June 2019, FOX News is the top-rated national cable news channel in both Monday to Friday primetime and total day viewing and has held its number one status for 70 consecutive quarters, according to Nielsen. FOX News also finished fiscal 2019 as the number one network among all cable networks in Monday to Friday primetime and total day viewing among total viewers, the fourth year in a row it has held this status, according to Nielsen. FOX Business is a business news national cable channel. Fiscal 2019 was the second highest rated year ever for FOX Business and, as of June 2019, it has been the most-watched business network for 10 of the last 11 quarters by total business day viewers, according to Nielsen. FOX News also produces a weekend political commentary show, FOX News Sunday, for broadcast on FOX Television Stations throughout the U.S. FOX News, through its FOX News Edge service, licenses news feeds to affiliates to the FOX Network and other subscribers to use as part of local news broadcasts throughout the U.S. FOX News produces the national FOX News Radio Network, which licenses news updates and long-form programs to local radio stations and to mobile, Internet and satellite radio providers.

FS1. FS1 is a multi-sport national network that will feature over 790 live events during calendar year 2019, including National Association of Stock Car Auto Racing (“NASCAR”), college football, college basketball, the Bundesliga, the FIFA World Cup, Major League Soccer (“MLS”), National Hot Rod Association (“NHRA”) and United States Golf Association (“USGA”), as well as regular season and post-season MLB games. In addition to live events, FS1 also features original programming from FOX Sports Films and opinion shows such as Skip and Shannon: Undisputed, The Herd with Colin Cowherd, First Things First, Lock It In and Speak for Yourself.

FS2. FS2 is a multi-sport national network that will feature over 525 live events during calendar year 2019, including NASCAR, collegiate sports, horse racing, rugby, surfing, world-class soccer and motor sports.

FOX Sports Racing. FOX Sports Racing is a 24-hour video programming service consisting of motor sports programming, including NASCAR, events and original programming, NHRA and Fédération Internationale de l’Automobile Formula E Championship. FOX Sports Racing is distributed to subscribers in Canada and the Caribbean.

FOX Soccer Plus. FOX Soccer Plus is a premium video programming network showcasing over 350 exclusive live soccer and rugby competitions, including events from Bundesliga, FIFA, Super Rugby League, Australian Football League and the National Rugby League.

FOX Deportes. FOX Deportes is a Spanish-language sports programming service distributed in the U.S. FOX Deportes has more than 3,300 annual hours of live and exclusive programming, including exclusive Spanish language coverage of premier soccer (such as Liga MX and Copa MX, Tijuana Xolos, Rayados de Monterrey and Santos Laguna home matches, MLS and Bundesliga), Monster Energy NASCAR Cup, regular and post-season games of the NFL, including the National Football Conference (“NFC”) Championship game in 2019 and Super Bowl LIV in 2020, and MLB, including regular season, All-Star, American League Championship Series (in 2019) and World Series games. In addition to live events, FOX Deportes also features multi-sport news and highlight shows and daily studio programming. FOX Deportes is available to more than 21 million cable and satellite households in the U.S., of which over five million are Hispanic.

Big Ten Network. The Big Ten Network is a 24-hour national video programming service dedicated to the collegiate Big Ten Conference and Big Ten athletics, academics and related programming. The Big Ten Network televises approximately 530 live collegiate events annually, including football games, regular-season and post-season men’s basketball games, women’s basketball games, men’s and women’s Olympic events (featuring volleyball, soccer, wrestling, gymnastics, ice hockey, softball, baseball, lacrosse and more). In addition to live events, the Big Ten Network televises a variety of studio shows. The Company owns an approximate 51% interest in the Big Ten Network.

Digital Distribution. The Company also distributes programming through its FOX-branded and network-branded websites and applications and licenses programming for distribution through MVPDs’ websites and applications. The Company’s websites and applications provide live and/or on-demand streaming of network-related programming primarily on an authenticated basis to allow video subscribers of the Company’s participating distribution partners to view Company content via the Internet. These websites and applications include the websites FOXNews.com and FOXBusiness.com, the mobile applications FOX News and FOX Business, and the website FOXSports.com and the FOX Sports App, which offer live and on-demand streaming of both broadcast and cable network sports programming. During fiscal 2019, FOX News launched FOX Nation, an over-the-top streaming service, delivering premium content complementary to FOX News directly to consumers.

FOX Sports College Properties. FOX Sports College Properties, a division of Home Team Sports (“HTS”), holds the exclusive multi-media and sponsorship representation rights for the University of Southern California and the Los Angeles Memorial Coliseum, Michigan State University, University of Florida, Auburn, San Diego State, Georgetown, Villanova and the BIG EAST Conference. HTS is a multi-media sales unit that connects advertisers with every MLB, NHL and National Basketball Association (“NBA”) home team in the U.S.

Cable Network Programming Competition

General. Cable network programming is a highly competitive business. Cable networks compete for content and distribution and, when distribution is obtained, for viewers and advertisers with free-to-air broadcast television, radio, print media, motion picture theaters, DVDs, Blu-ray high-definition format discs (known as Blu-rays), Internet delivered free, advertising supported, subscription and rental services, wireless and portable viewing devices and other sources of information and entertainment. Important competitive factors include the prices charged for programming, the quantity, quality and variety of programming offered, the accessibility of such programming, the ability to adapt to new technologies and distribution platforms, quality of user experience and the effectiveness of marketing efforts.

FOX News Media. FOX News’ primary competition comes from the cable networks CNN, HLN and MSNBC. FOX Business’ primary competition comes from the cable networks CNBC and Bloomberg Television. FOX News and FOX Business also compete for viewers and advertisers within a broad spectrum of television networks, including other non-news cable networks and free-to-air broadcast television networks.

FOX Sports. A number of basic and pay television programming services, such as ESPN and NBC Sports Network, as well as free-to-air stations and broadcast networks, provide programming that also targets FS1, FS2 and the Big Ten Network’s respective audiences. On a national level, the primary competitors to FS1, FS2, and the Big Ten Network are ESPN, ESPN2, NBC Sports Network, CBS Sports Network, TNT, Golf Channel and league-owned networks such as NFL Network, NHL Network, NBA TV and MLB Network. In regional markets, the Big Ten Network competes with regional sports networks, local broadcast television stations and other sports programming providers and distributors. FS1, FS2, and the Big Ten Network also face competition online from ESPN+, DAZN, Yahoo Sports, Facebook, Twitter, ESPN.com, NBCSports.com, Bleacherreport.com and CBSSports.com, among others.

In addition, FS1, FS2, and the Big Ten Network compete, to varying degrees, for sports programming rights. FS1, FS2 and the Big Ten Network compete for national rights principally with a number of national cable and broadcast services that specialize in or carry sports programming, including sports networks launched by the leagues and collegiate conferences. Additionally, MVPDs and online and social media properties such as ESPN+, DAZN, Amazon, Yahoo Sports, Facebook and Twitter compete with the Company’s cable sports networks by acquiring and distributing sports content to their online users.

Television

The Company is engaged in the operation of broadcast television stations and the acquisition, marketing and distribution of broadcast network programming nationally under the FOX brand.

FOX Television Stations

FOX Television Stations owns and operates 28 full power broadcast television stations, which deliver broadcast network content, local news and syndicated programming to viewers in 17 local markets. These include stations located in nine of the top ten largest DMAs and two stations (referred to as duopolies) in each of 11 DMAs, including the three largest DMAs (New York, Los Angeles and Chicago). In three of the duopoly markets, FOX Television Stations is channel sharing whereby both of its stations in the market operate using a single 6 MHz channel. Of the 28 full power broadcast television stations, 17 stations are affiliated with the FOX Network. These stations leverage viewer, distributor and advertiser demand for the FOX Network’s national content. In addition, the FOX Network’s strategy to deliver fewer hours of national content than other major broadcasters benefits stations affiliated with the FOX Network, which can utilize the flexibility in scheduling to offer expanded local news and other programming that viewers covet. Our 28 stations collectively produce nearly 1,000 hours of local news every week. For a description of the programming offered to affiliates to the FOX Network, see “—The FOX Network.” In addition, FOX Television Stations owns and operates 10 stations broadcasting programming from MyNetworkTV, and one of those stations also broadcasts The CW Television Network through the end of August 2019.

The following table lists certain information about each of the television stations owned and operated by FOX Television Stations. Unless otherwise noted, all stations are affiliates of the FOX Network.

FOX Television Stations

	DMA/Rank	Station	Digital Channel RF (Virtual)	Type	Percentage of U.S. Television Households in the DMA (a)
New York, NY	1	WNYW	27(5)	UHF	6.4%
		WWOR(b)(c)	25(9)	UHF
Los Angeles, CA	2	KTTV	11(11)	VHF	4.8%
		KCOP(b)	13(13)	VHF
Chicago, IL	3	WFLD	31(32)	UHF	2.9%
		WPWR(b)(d)(e)	31(50)	UHF
Philadelphia, PA	4	WTXF	42(29)	UHF	2.6%
Dallas, TX	5	KDFW	35(4)	UHF	2.4%
		KDFI(b)	27(27)	UHF
Washington, DC	6	WTTG	36(5)	UHF	2.3%
		WDCA(b)(f)	36(20)	UHF
Houston, TX	7	KRIV	26(26)	UHF	2.2%
		KTXH(b)	19(20)	UHF
San Francisco, CA	8	KTVU	44(2)	UHF	2.2%
		KICU(g)	36(36)	UHF
Atlanta, GA	10	WAGA	27(5)	UHF	2.1%
Tampa, FL	11	WTVT	12(13)	VHF	1.7%
Phoenix, AZ	12	KSAZ	10(10)	VHF	1.7%
		KUTP(b)	26(45)	UHF
Detroit, MI	14	WJBK	7(2)	VHF	1.6%
Minneapolis, MN(h)	15	KMSP	9(9)	VHF	1.6%
		WFTC(b)	29(29)	UHF
Orlando, FL	18	WOFL	22(35)	UHF	1.4%
		WRBW(b)	41(65)	UHF
Charlotte, NC	23	WJZY	47(46)	UHF	1.0%
		WMYT(b)(i)	47(55)	UHF
Austin, TX	40	KTBC	7(7)	VHF	0.7%
Gainesville, FL	157	WOGX	31(51)	UHF	0.1%

TOTAL					37.7%

Source: Nielsen, January 2019

(a)

VHF television stations transmit on Channels 2 through 13 and UHF television stations on Channels 14 through 51. The Federal Communications Commission (the “FCC”) has reallocated Channels 38 through 51 to the wireless industry and broadcast television stations transmitting on Channels 38 through 51 are scheduled to be “repacked” into UHF Channels 14 through 36 by July 3, 2020. The FCC applies a discount (the “UHF Discount”) which attributes only 50% of the television households in a local television market to the audience reach of a UHF television station for purposes of calculating whether that station’s owner complies with the national station ownership cap imposed by FCC regulations and by statute; in making this calculation, only the station’s RF broadcast channel is considered. In a duopoly market, both stations must be UHF for the discount to apply. In addition, the coverage of two commonly owned stations in the same market is counted only once. The percentages listed are rounded and do not take into account the UHF Discount. For more information regarding the FCC’s national station ownership cap, see “Government Regulation” in this Annual Report.

(b)	MyNetworkTV licensee station.
(c)

WWOR hosts television station WRNN, New Rochelle, NY, licensed to WRNN License Company, LLC, an unrelated third party pursuant to a channel sharing agreement between FOX Television Stations and WRNN License Company, LLC. A portion of the spectrum formerly licensed to WWOR is now shared with and licensed to WRNN.

(d)	WPWR-TV channel shares with WFLD.

(e)

Station WPWR is an affiliate of The CW Television Network during prime time and other network time periods. MyNetworkTV programming is telecast during other time periods. The CW Television Network affiliation will terminate at the end of August 2019.

(f)	WDCA channel shares with WTTG.
(g)	Independent station.
(h)

The Company also owns and operates full power station KFTC, Channel 26, Bemidji, MN as a satellite station of WFTC, Channel 29, Minneapolis, MN. Station KFTC is in addition to the 28 full power stations described in this section.

(i)	WMYT-TV channel shares with WJZY.

The FOX Network

The FOX Network is a premier national television broadcast network, renowned for disrupting legacy broadcasters with powerful sports programming and appealing primetime entertainment. The FOX Network regularly delivers approximately 15 hours of weekly primetime programming, 60 minutes of late-night programming on Saturday and 60 minutes of news programming on Sunday to 208 local market affiliates, including 17 stations owned and operated by the Company, covering approximately 99.9% of all U.S. television households, according to Nielsen. The FOX Network primetime lineup is intended to appeal primarily to the 18 to 49 year old audience, the demographic group that advertisers seek to reach most often, with particular success in the 18 to 34 year old audience. The FOX Network has ranked among the top two networks in the 18 to 34 year old audience for the past 24 broadcast seasons and in the 12 to 17 year old audience for the past 28 broadcast seasons. During the 2018-2019 broadcast season, the FOX Network ranked second in the 18 to 49 year old audience (tied with CBS Television Network (“CBS”), based on Live+7 ratings), just one-tenth of a rating point behind NBC Television Network (“NBC”). The FOX Network ranked first in the 18 to 34 year old audience (tied with NBC, based on Live+7 ratings) and it ranked first in primetime programming in the 12 to 17 year old audience (tied with NBC and CBS, based on Live+7 ratings). Inclusive of all telecasts, the median age of the FOX Network viewer is 53 years, as compared to 57 years for each of ABC Television Network (“ABC”) and NBC and 60 years for CBS.

•

FOX Entertainment. FOX Entertainment delivers high-quality scripted, non-scripted and live content. During the 2018-2019 broadcast season, FOX Entertainment primetime programming featured such series as 9-1-1, Bob’s Burgers, Empire, Family Guy, The Orville, The Resident, The Simpsons and Star; unscripted series such as The Masked Singer, Hell’s Kitchen, MasterChef Junior and 24 Hours to Hell and Back; and event specials such as a live production of Rent. The FOX Network’s The Masked Singer was the 2018-2019 broadcast season’s top new entertainment series in the 18 to 49, 18 to 34 and 12 to 17 year old audiences, while also ranking number one in the same measures among new unscripted series. 9-1-1 ranked among the 2018-2019 broadcast season’s top five broadcast dramas in the 18 to 49 and 18 to 34 year old audiences. Empire ranked among the 2018-2019 broadcast season’s top 10 broadcast dramas in the 18 to 49, 18 to 34 and 12 to 17 year old audience for the fifth consecutive season. The FOX Network’s Family Guy, Bob’s Burgers, The Simpsons and Last Man Standing placed among the 2018-2019 broadcast season’s top 10 broadcast comedies in the 18 to 34 year old audiences.

•

FOX Sports. A significant component of the FOX Network programming consists of sports programming, with the FOX Network providing to its affiliates live coverage of the NFC of the NFL (including coverage of the NFC playoffs) and MLB (including the post-season and the World Series), as well as live coverage of the Monster Energy NASCAR Cup Series (including the Daytona 500), USGA golf events (including the men’s U.S. Open), college football and basketball and international soccer (including FIFA World Cup events). In January 2018, the Company acquired rights to broadcast five seasons of the NFL Thursday Night Football and began airing live coverage of these games in September 2018. In June 2018, the Company expanded its domestic sports rights to include WWE SmackDown Live, which is scheduled to premiere in October 2019.

The FOX Network obtains entertainment programming from major television studios, including Twentieth Century Fox Television (which, following the Disney Merger, is owned by Disney), and independent television production companies pursuant to license agreements. The terms of those agreements generally provide the FOX Network with the right to broadcast a television series for a minimum of four seasons. National sports programming is obtained through license agreements with professional or collegiate sports leagues or organizations. The FOX Network’s current licenses with the NFL, MLB, college football and basketball conferences, NASCAR, FIFA, USGA and WWE are secured by long-term agreements.

The FOX Network provides programming to its 208 affiliates in accordance with affiliation agreements of varying durations, which grant to each affiliate the right to broadcast network television programming on the affiliated station. Such agreements typically run three or more years and have staggered expiration dates. These affiliation agreements require affiliates to the FOX Network to carry the FOX Network programming in all time periods in which the FOX Network programming is offered to those affiliates, subject to certain exceptions stated in the affiliation agreements.

The FOX Network also distributes programming through its network-branded website, FOX.com, and its FOX NOW application, which offer live streaming of the FOX Network shows and programming from many broadcast stations affiliated with the FOX Network, and licenses programming for distribution through MVPDs’ websites and applications.

MyNetworkTV

The programming distribution service, Master Distribution Service, Inc. (branded as MyNetworkTV), distributes two hours per night, Monday through Friday, of off-network programming from syndicators to its licensee stations. As of June 30, 2019, MyNetworkTV had license and delivery agreements covering approximately 180 stations, including 10 stations owned and operated by the Company, available to approximately 97% of U.S. households.

Competition

The network television broadcasting business is highly competitive. The FOX Network and MyNetworkTV compete for audiences, programming and advertising revenue with other broadcast networks, such as ABC, NBC, CBS and The CW Television Network, independent television stations, cable and direct broadcast satellite distribution services, cable and direct broadcast satellite television networks, as well as other media, including digital platforms, Internet-delivered free, advertising supported, subscription and rental services, and DVDs, Blu-rays and other physical media. In addition, the FOX Network and MyNetworkTV compete with other broadcast networks and programming distribution services to secure affiliations or station agreements with independently owned television stations in markets across the U.S. ABC, NBC and CBS each broadcasts a significantly greater number of hours of programming than the FOX Network and, accordingly, may be able to designate or change time periods in which programming is to be broadcast with greater flexibility than the FOX Network. Technological developments also may affect competition within the broadcast television marketplace.

Each of the stations owned and operated by FOX Television Stations also competes for advertising revenues with other television stations, radio and cable systems in its respective market area, along with other advertising media, such as digital platforms, Internet apps and websites, newspapers, magazines, outdoor advertising and direct mail. All of the stations owned and operated by FOX Television Stations are located in highly competitive markets. Additional items that are material to the competitive position of each of the television stations include management experience, authorized power and assigned frequency of that station. Competition for sales of broadcast advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various rating services, price, the time of day when the advertising is to be broadcast, competition from the other broadcast networks, cable television systems, direct broadcast satellite television, services and digital media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is dependent on the reaction of the viewing public, which is often difficult to predict.

Other, Corporate and Eliminations

The Other, Corporate and Eliminations segment consists primarily of corporate overhead costs, intracompany eliminations and the FOX Studios lot.

FOX Studios lot. FOX owns the FOX Studios lot in Los Angeles, California. The historic lot is located on over 50 acres of land and has over 1.85 million square feet of space for both administration and production services available to service a wide array of industry clients, including four scoring and mixing stages, two broadcast studios, 15 sound stages, theaters and screening rooms, edit bays, and other production facilities. The FOX Studios lot provides two primary revenue streams — the lease of a portion of the office space to 21CF and the operation of studio facilities and sound stages for third party productions, which until 2026 will predominantly be Disney productions.

Investments

Roku. FOX owns approximately 6 million shares representing approximately 5% of Roku, a pioneer in television streaming that connects users to movies, shows and music, enables content publishers to build and monetize large audiences and provides advertisers with unique capabilities to engage consumers. It had over 30 million active accounts as of June 30, 2019 and streams billions of hours of content every quarter.

The Stars Group Inc. In May 2019, the Company and The Stars Group Inc. announced plans to launch FOX Bet, a national media and sports wagering partnership in the U.S. FOX Sports and The Stars Group have entered into a long-term commercial agreement through which FOX Sports will provide The Stars Group with an exclusive license to use certain FOX Sports trademarks. In addition, the Company invested $236 million to acquire a 4.99% equity interest in The Stars Group.

Government Regulation

The television broadcast industry in the U.S. is highly regulated by federal laws and regulations issued and administered by various agencies, including the FCC. The FCC regulates television broadcasting, and certain aspects of the operations of cable, satellite and other electronic media that compete with broadcasting, pursuant to the Communications Act of 1934, as amended (the “Communications Act”). The introduction of new laws and regulations or changes in the enforcement or interpretation of existing laws and regulations could have a negative impact on the operations, prospects and financial performance of the Company.

Broadcast Licenses. The Communications Act permits the operation of television broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of the license would serve the public interest, convenience and necessity. The Company owns broadcast licensees in connection with its ownership and operation of television stations. Under the Communications Act, television broadcast licenses may be granted for a maximum term of eight years. Generally, the FCC renews broadcast licenses upon finding that the television station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse. Currently, FOX Television Stations has no pending renewal applications for its television broadcast licenses.

Ownership Regulations. Under the FCC’s national television ownership rule, as established by Congress, one party may own television stations with a collective national audience reach of not more than 39% of all U.S. television households, subject to the UHF discount. Under the UHF discount, a UHF television station is attributed with reaching only 50% of the television households in its market for purposes of calculating national audience reach under the national ownership rule. In December 2017, the FCC issued a Notice of Proposed Rulemaking pursuant to which it will consider modifying, retaining or eliminating the 39% national television audience reach limitation (including possibly the UHF discount). If the FCC determines in the future to eliminate the UHF discount, but does not eliminate or modify the national television audience reach limitation, the Company’s ability to acquire television stations in additional markets may be affected.

Under the FCC’s local television ownership rule, one party may own up to two television stations in the same DMA and there is also a presumptive prohibition on the ownership of two stations ranked among the top-four stations in a DMA based on audience share, measured as of the date an application for FCC approval of an acquisition is filed. In November 2017, the FCC issued a reconsideration order that relaxed the local television ownership rule so that, among other things, station owners could petition the FCC to permit ownership of two stations both ranked among the top four in a market.

Also in the 2017 FCC reconsideration order, the FCC eliminated the newspaper/broadcast cross-ownership rule, which prohibited common ownership of broadcast stations and daily newspapers in the same market. The reconsideration order is currently the subject of an appeal in the United States Court of Appeals for the Third Circuit. Prior to the elimination of the rule, the Company had operated under waivers of the cross-ownership rule because Company shareholders retained an attributable interest in The New York Post, a daily newspaper in the New York DMA, by virtue of the Murdoch Family Trust’s ownership interest in both News Corporation (“News Corp”) and the Company. If the elimination of the newspaper/broadcast cross-ownership rule is overturned by the court, the Company’s operations or future conduct, including the acquisition of any broadcast networks, or stations or any newspapers, in the same local markets in which News Corp owns or operates newspapers or has acquired television stations, may affect News Corp’s ability to own and operate its business in compliance with the rule. We have agreed with News Corp that, if we acquire newspapers, radio or television broadcast stations or television broadcast networks in the U.S., and such acquisition would impede or be reasonably likely to impede News Corp’s business, then we will be required to take certain actions, including divesting assets, in order to permit News Corp to hold its media interests and to comply with applicable rules.

Under the Communications Act, no broadcast station licensees may be owned by a corporation if more than 25% of the corporation’s stock is owned or voted by non-U.S. persons, their representatives, or by any other corporation organized under the laws of a foreign country. This ownership limit can be waived if the FCC finds it to be in the public interest. The FCC could review the Company’s compliance with the foreign ownership regulations in connection with its consideration of FOX Television Stations’ license renewal applications.

Carriage and Content Regulations. FCC regulations require each television broadcaster to elect, at three-year intervals, either to require carriage of its signal by traditional MVPDs in the station’s market or to negotiate the terms in which that broadcast station would permit transmission of its signal by the traditional MVPDs within its market, which we refer to as the retransmission consent. Generally, FOX Television Stations has elected retransmission consent for all of its owned and operated stations.

Federal legislation limits the amount of commercial matter that may be broadcast during programming designed for children 12 years of age and younger. In addition, under FCC regulations, television stations are generally required to broadcast a minimum of three hours per week of programming, which, among other requirements, must serve, as a “significant purpose,” the educational and informational needs of children 16 years of age and under. A television station found not to have complied with the programming requirements or commercial limitations could face sanctions, including monetary fines and the possible non-renewal of its license.

FCC rules prohibit the broadcast by television and radio stations of indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. Federal law currently authorizes the FCC to impose fines of up to $407,270 per incident for violation of the prohibition against indecent and profane broadcasts. The FCC may impose fines for, and also has the power to pursue license revocation proceedings in cases of, serious or multiple violations of the indecency prohibition. Several complaints alleging the broadcast of indecent or profane material by FOX Television Stations are believed to be pending at the FCC (and it is not possible to predict the outcome of any such complaints).

Modifications to the Company’s programming to reduce the risk of indecency violations could have an adverse effect on the competitive position of FOX Television Stations and the FOX Network. If indecency regulation is extended to Internet or cable and satellite programming, and such extension was found to be constitutional, some of the Company’s other programming services could be subject to additional regulation that might affect subscription and viewership levels.

The FCC continues to enforce strictly its regulations concerning sponsorship identification, political advertising, children’s television, environmental concerns, equal employment opportunity, technical operating matters and antenna tower maintenance. In addition, the Federal Trade Commission, or FTC, has increased its focus on unfair and deceptive advertising practices, particularly with respect to social media marketing. Both FCC and FTC rules and guidance require marketers to clearly and conspicuously disclose whenever there has been payment for a marketing message or when there is a material connection between an advertiser and a product endorser.

FCC rules also require the closed captioning of almost all broadcast and cable programming. In addition, Federal law requires affiliates of the four largest broadcast networks in the 25 largest markets to carry a specified minimum amount of hours of primetime or children’s programming per calendar quarter with video descriptions, i.e., a verbal description of key visual elements inserted into natural pauses in the audio and broadcast over a separate audio channel. The same statute requires programming that was captioned on television to retain captions when distributed via Internet Protocol apps or services.

FCC regulations govern various aspects of the agreements between networks and affiliated broadcast stations, including, among other things, a mandate that television broadcast station licensees retain the right to reject or refuse network programming in certain circumstances or to substitute programming that the licensee reasonably believes to be of greater local or national importance.

Violation of FCC regulations can result in substantial monetary forfeitures, periodic reporting conditions, short-term license renewals and, in egregious cases, denial of license renewal or revocation of license. Violation of FTC-imposed obligations can result in enforcement actions, litigation, consent decrees and, ultimately, substantial monetary fines.

National Broadband Plan. In order to free up more spectrum for wireless broadband services, the FCC has promulgated a national Broadband Plan that is intended to incentivize current private-sector spectrum holders to return some of their spectrum to the government through such initiatives as voluntary “incentive” spectrum auctions and “repacking” of channel assignments to increase efficient spectrum usage. Over time, if voluntary measures fail to yield the amount of spectrum the FCC deems necessary for wireless broadband deployment, the Broadband Plan proposed various mandates to reclaim spectrum, such as forced channel sharing. The FCC already has conducted one voluntary “incentive” auction to reclaim spectrum from broadcasters willing to relinquish it. FOX Television Stations had three stations’ bids to relinquish spectrum accepted by the FCC as part of that auction, which concluded in March 2017. Of its remaining stations, nine will be required to repack during a multi-year transition.

C-Band Reallocation. In order to free up additional spectrum that will likely be used to provide the next generation of commercial wireless broadband services, commonly referred to as 5G services, the FCC has initiated a Notice of Proposed Rulemaking to determine whether a portion of the 500 MHz in the 3.7 to 4.2 GHz (“C-Band”) spectrum can be auctioned. The C-Band forms the backbone of the infrastructure for how the Company delivers its programming to broadcast affiliates and traditional MVPDs. Currently, there is no viable, scalable and reliable alternative for video delivery. If the FCC does not adopt rules that safeguard video delivery while it reallocates and “repacks” the C-Band, it would significantly hinder the Company’s ability to deliver its programming to broadcast affiliates and traditional MVPDs.

Broadcast Transmission Standard. In November 2017, the FCC adopted rules to permit television broadcasters to voluntarily broadcast using the “Next Generation” broadcast television transmission standard developed by the Advanced Television Systems Committee, Inc., also referred to as “ATSC 3.0.” FOX Television Stations is actively planning to build out ATSC 3.0 facilities. FOX Television Stations is participating in various ATSC 3.0 testing with other broadcasters, but it is too early to predict the impact of this technical standard on the Company’s operations.

Privacy and Information Regulation

The laws and regulations governing the collection, use and transfer of consumer information are complex and rapidly evolving, particularly as they relate to the Company’s digital businesses.

Federal laws and regulation affecting the Company’s online services, websites and other business activities include: the Children’s Online Privacy Protection Act, which prohibits websites and online services from collecting personally identifiable information online from children under age 13 without prior parental consent; the Controlling the Assault of Non-Solicited Pornography and Marketing Act, which regulates the distribution of unsolicited commercial emails, or “spam”; the Video Privacy Protection Act, which prohibits the knowing disclosure of information that identifies a person as having requested or obtained specific video materials from a “video tape service provider;” and the Telephone Consumer Protection Act, which restricts certain marketing communications, such as text and calls, without explicit consent. Although the media industry is also active in self-regulatory initiatives relating to advertising and online privacy, such initiatives may be replaced or superseded by government action. A number of privacy and data security bills that address the collection, maintenance and use of personal information, breach notification requirements and cybersecurity are pending or have been adopted at both the state and federal level, including the California Consumer Privacy Act effective in 2020. In addition, state attorneys general have made privacy and data security an enforcement focus.

Non-U.S. governments also have implemented, and continue to introduce and assess new, privacy and data security laws and regulations, some of which could apply to us even if our business is conducted from the U.S. It is possible that our current data protection policies and practices may be deemed inconsistent with new legal requirements or interpretations thereof, and could result in the violation of these new laws and regulations. The EU General Data Protection Regulation, in particular, regulates the collection, use and security of personal data and restricts the trans-border flow of such data.

The Company monitors and considers these privacy and data security laws and regulations, particularly with respect to the design and operation of digital content services and legal and regulatory compliance programs. These laws and regulations, and their interpretation, are subject to change, and could result in increased compliance costs, claims, financial penalties for noncompliance, changes to business practices, or otherwise impact the Company’s business. For example, violations of applicable privacy and data security laws could result in significant monetary fines and other penalties, require us to expend significant resources to defend, remedy and/or address, and harm our reputation even if we are not ultimately responsible for the violation.

Intellectual Property

The Company’s intellectual property assets include copyrights in television programming and other publications, websites and technologies; trademarks, trade dress, service marks, logos, slogans, sound marks, design rights, symbols, characters, names, titles and trade names, domain names; patents or patent applications for inventions related to its products, business methods and/or services, trade secrets and know how; and licenses of intellectual property rights of various kinds. The Company derives value from these assets through the production, distribution and/or licensing of its television programming to domestic and international cable and satellite television services, video-on-demand services, operation of websites, and through the sale of products, such as collectible merchandise, apparel, books and publications, among others.

The Company devotes significant resources to protecting its intellectual property, relying upon a combination of copyright, trademark, unfair competition, patent, trade secret and other laws and contract provisions. There can be no assurance of the degree to which these measures will be successful in any given case. Policing unauthorized use of the Company’s products and services and related intellectual property is often difficult and the steps taken may not in every case prevent the infringement by unauthorized third parties of the Company’s intellectual property. The Company seeks to limit that threat through a combination of approaches, including offering legitimate market alternatives, deploying digital rights management technologies, pursuing legal sanctions for infringement, promoting appropriate legislative initiatives and international treaties and enhancing public awareness of the meaning and value of intellectual property and intellectual property laws. Piracy, including in the digital environment, continues to present a threat to revenues from products and services based on intellectual property.

Third parties may challenge the validity or scope of the Company’s intellectual property from time to time, and such challenges could result in the limitation or loss of intellectual property rights. Even if not valid, such claims may result in substantial costs and diversion of resources that could have an adverse effect on the Company’s operations.

ITEM 1A.	RISK FACTORS

Prospective investors should consider carefully the risk factors set forth below before making an investment in the Company’s securities.

Risks Related to the Company’s Business

The Company must respond to changes in consumer behavior as a result of new technologies in order to remain competitive.

Technology, particularly digital technology used in the entertainment industry, continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume content. Content owners are increasingly delivering their content directly to consumers over the Internet and innovations in distribution platforms have enabled consumers to view such Internet-delivered content on televisions and portable devices. The growth of direct to consumer video offerings, including video-on-demand, downloadable content and simultaneous live streaming of broadcast content including on social media, offerings by traditional MVPDs of smaller packages of programming to customers at price points lower than traditional offerings and the trend of consumers “cord-cutting” or cancelling their traditional MVPD subscriptions could adversely affect demand for our cable channels. Enhanced Internet capabilities and other new media may reduce television viewership, which could negatively affect the Company’s revenues. In addition, increased video consumption through streaming apps, online video distributors and social media with no advertising or less advertising than on video programming networks, time shifted viewing of television programming and the use of DVRs to skip advertisements could also negatively affect the Company’s advertising revenues. There is a risk that the Company’s responses to these changes and strategies to remain competitive, or failure to effectively anticipate or adapt to new market changes, could adversely affect our business. The Company’s failure to protect and exploit the value of its content, while responding to and developing new technology and business models to take advantage of advancements in technology and the latest consumer preferences, could have a significant adverse effect on the Company’s businesses, asset values and results of operations.

The Company’s businesses operate in a highly competitive industry.

The Company competes with other companies for high-quality content to reach large audiences and to generate advertising revenue. The Company also competes for distribution on various traditional and digital MVPDs and other third-party digital platforms. The Company’s ability to attract viewers and advertisers and obtain favorable distribution depends in part on its ability to provide popular television programming and adapt to new technologies and distribution platforms, which are increasing the number of content choices available to audiences. The consolidation of advertising agencies, distributors and television service providers also has increased their negotiating leverage and made competition for audiences, advertising revenue, and distribution more intense. Competition for audiences and/or advertising comes from broadcast television networks; cable television systems and networks; Internet-delivered free, advertising supported, subscription and rental services; other sources of information and entertainment; radio; print and other media. Other television stations or cable networks may change their formats or programming, a new station or new network may adopt a format to compete directly with the Company’s stations or networks, or stations or networks might engage in aggressive promotional campaigns. Increased competition in the acquisition of programming may also affect the scope of rights we are able to acquire and the cost of such rights, and the value of the rights we acquire or retain cannot be predicted with certainty in the future. Entering into or renewing contracts for programming rights or acquiring additional rights may result in increased costs to the Company. With respect to long-term contracts for sports programming rights, our results of operations and cash flows over the term of a contract depend on a number of factors, including the strength of the advertising market, our audience size, the ability to secure distribution from and impose surcharges or obtain carriage on traditional and digital MVPDs for the content, and the timing and amount of our rights payments. There can be no assurance that revenue from acquired rights contracts will exceed our costs for the rights, as well as the other costs of producing and distributing the programming. The Company cannot be assured that it will be able to compete successfully in the future against existing or potential competitors, or that competition or consolidation in the marketplace will not have a material adverse effect on its business, financial condition or results of operations.

A decline in advertising expenditures could cause the Company’s revenues and operating results to decline significantly in any given period or in specific markets.

The Company derives substantial revenues from the sale of advertising on its cable and broadcast networks and television stations. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. Our advertising revenues may vary substantially from year to year, driven by major sporting events, such as the NFL’s Super Bowl and the FIFA World Cup and by the state, congressional and presidential elections cycles. Political advertising expenditures are impacted by the ability and willingness of candidates and political action campaigns to raise and spend funds on television and digital advertising, and the competitive nature of the elections impacting viewers within markets featuring our programming. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. Advertising expenditures may also be affected by increasing competition for the leisure time of audiences. Demand for the Company’s programming as measured by ratings points is a key factor in determining advertising rates and the affiliate rates received by the Company. In addition, newer technologies, including new video formats, streaming and downloading capabilities via the Internet, video-on-demand, portable digital video devices and other devices and technologies are increasing the number of media and entertainment choices available to audiences. Some of these devices and technologies allow users to view programming from a remote location or on a time-delayed basis and provide users the ability to fast-forward, rewind, pause and skip programming and advertisements. These technological developments could affect the attractiveness of the Company’s offerings to advertisers. In addition, the pricing and volume of advertising may be affected by shifts in spending toward digital and mobile offerings, which can deliver targeted advertising more promptly, from more traditional media, or toward newer ways of purchasing advertising, such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising spots and advertising exchanges, some or all of which may not be as beneficial to the Company as traditional advertising methods. A decrease in advertising expenditures, reduced demand for the Company’s programming or the inability to obtain market ratings that adequately measure demand for the Company’s content on all platforms could lead to a reduction in pricing and advertising spending, which could have a material adverse effect on the Company’s businesses, financial condition or results of operations.

The loss of affiliation and carriage agreements could cause the Company’s revenues and operating results to decline significantly in any given period or in specific markets.

The Company maintains affiliation and carriage arrangements that enable it to reach a large percentage of households through traditional MVPDs and third party-owned television stations. A significant decline in the number of traditional MVPD arrangements or the loss of carriage on their basic programming tiers could reduce the distribution of the Company’s owned and operated television stations and broadcast and cable networks, which could adversely affect the Company’s revenues from affiliate fees and its ability to sell national and local advertising time. The loss of traditional favorable MVPD packaging, positioning, pricing or other marketing opportunities could also negatively impact the Company’s revenues from affiliate fees. Consolidation among traditional MVPDs, their increased vertical integration into the cable or broadcast network business and alternative technologies to offer their subscribers access to local broadcast network programming have provided traditional MVPDs with more leverage, which could adversely affect the Company’s ability to maintain or obtain distribution for its owned and operated television stations and network programming on favorable or commercially reasonable terms, or at all. In addition, if the Company and a traditional MVPD reach an impasse in contract renewal negotiations, the Company’s networks and owned and operated television stations could become unavailable to the traditional MVPD’s subscribers (i.e., “go dark”), which, depending on the length of time and the size of the traditional MVPD, could have a negative impact on the Company’s revenues from affiliate fees and advertising. The Company also depends on the maintenance of affiliation agreements with third party-owned television stations to distribute the FOX Network and MyNetworkTV. Consolidation among television station group owners could increase their negotiating leverage and there can be no assurance that these affiliation agreements will be renewed in the future on terms acceptable to the Company. A significant decline in the number of affiliation arrangements with third-party owned television stations could reduce the distribution of the FOX Network and MyNetworkTV and adversely affect the Company’s ability to sell national advertising time. In addition, the Company has arrangements through which it makes its content available for viewing through online video platforms. If these arrangements are not renewed on favorable or commercially reasonable terms or at all, it could adversely affect the Company’s revenues and operating results.

Our business is dependent on the popularity of special sports events and the continued popularity of the sports leagues and teams whose media rights we have programming rights to.

Our sports business depends on the popularity and success of the sports franchises, leagues and teams for which we have acquired broadcast and cable network programming rights. If a sports league declines in popularity or fails to generate fan enthusiasm, this may negatively impact viewership and advertising and affiliate revenues received in connection with our sports programming. Our operating results may be impacted in part by special events, such as the NFL’s Super Bowl, which is broadcast on the FOX Network on a rotating basis with other networks, the MLB’s World Series and the FIFA World Cup, which occurs every four years (for each of women and men), and other regular and post-season sporting events delivered to consumers on our broadcast television and cable networks. Our advertising and affiliate revenues are subject to fluctuations based on the dates of sporting events and their availability for viewing through our broadcast television and cable networks and the popularity of the competing teams. For example, any decrease in the number of post-season games played in a sports league for which we have acquired broadcast programming rights, or the participation of a smaller-market sports franchise in post-season competition could result in less advertising revenues for the Company. There can be no assurance that any sports league will continue to generate fan enthusiasm or provide the expected number of regular and post-season games for advertisers and customers alike, and the failure to do so could result in a material adverse effect on our business, financial condition and results of operations. Additionally, increased competition for the sale of sports event advertising time with other television networks, stations and other advertising platforms, such as digital media, radio and print, may adversely affect the Company’s revenues and operating results. A shortfall in the expected popularity of the sports events for which the Company has acquired rights, or in the volume of sports programming the Company expects to distribute, could adversely affect the Company’s advertising revenues in the near term and, over a longer period of time, adversely affect affiliate revenues.

The inability to renew programming rights, particularly sports programming rights, on sufficiently favorable terms could cause the Company’s affiliate and advertising revenue to decline significantly in any given period or in specific markets.

We enter into long-term contracts for both the acquisition and the distribution of media programming and products, including contracts for the acquisition of programming rights for sporting events and other programs, and contracts for the distribution of our programming to content distributors. Programming rights, retransmission consent agreements, carriage contracts and affiliation agreements have varying durations and renewal terms that are subject to negotiation with other parties, the outcome of which is unpredictable. In addition, competition for popular programming rights, and sports programming rights in particular, that are licensed from third parties is intense, and, have varying duration and renewal terms. Moreover, the value of these agreements may also be affected by various league decisions and/or league agreements that we may not be able to control, including a decision to alter the number, frequency and timing of regular and post-season games played during a season. As these contracts expire, renewals on favorable terms may be sought; however, third parties may outbid the current rights holders for the rights contracts. The loss of rights or renewal on less favorable terms could impact the extent of the Company’s programs, in particular the sports coverage offered by the Company, its cable networks, broadcast stations and affiliates to the FOX Network, and could adversely affect the Company’s advertising and affiliate revenues. Upon renewal, the Company’s results could be adversely affected if escalations in programming rights costs are unmatched by increases in advertising and affiliate revenues. In addition, if the Company does not obtain exclusive rights to the programming it distributes, it could negatively impact the Company’s advertising and affiliate revenues.

Acceptance of the Company’s content by the public is difficult to predict, which could lead to fluctuations in revenues.

Television distribution is a speculative business since the revenues derived from the distribution of content depends primarily upon its acceptance by the public, which is difficult to predict. Low public acceptance of the Company’s content will adversely affect the Company’s results of operations. The commercial success of our programming also depends upon the quality and acceptance of other competing programming, the availability of a growing number of alternative forms of entertainment and leisure time activities, general economic conditions and their effects on consumer spending and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Moreover, we must often invest substantial amounts in programming and the acquisition of sports rights before we learn the extent to which the content will earn consumer acceptance. Competition for popular content, particularly for sports and entertainment programming, is intense, and the Company may need to increase the price paid for popular content rights. The Company’s failure to obtain or retain rights to popular content, or a decline in the ratings or popularity of the Company’s news, sports or entertainment television programming, which could be a result of the loss of talent or rights to certain programming, could adversely affect advertising revenues in the near term and, over a longer period of time, adversely affect affiliate revenues.

The Company is exposed to risks associated with weak economic conditions and increased volatility and disruption in the financial markets.

The Company’s businesses, financial condition and results of operations may be adversely affected by weak economic conditions. Factors that affect economic conditions include the rate of unemployment, the level of consumer confidence, changes in consumer spending habits, political uncertainties and potential changes in trade relationships between the U.S. and other countries. The Company also faces risks associated with the impact of weak economic conditions on advertisers, affiliates, suppliers, wholesale distributors, retailers, insurers and others with which it does business.

Increased volatility and disruptions in the financial markets could make it more difficult and more expensive for the Company to refinance outstanding indebtedness and obtain new financing. The financial markets can experience high levels of volatility and access to capital can be constrained for extended periods of time, and we cannot guarantee that the Company will be able to refinance outstanding indebtedness or obtain financing on terms that are acceptable to the Company or at all. In addition, the Company’s access to and cost of borrowing can be affected by the Company’s short-term and long-term debt ratings assigned by ratings agencies. If we are not successful in obtaining financing or incur significantly higher borrowing costs than contemplated, it may have a material adverse effect on our business, financial condition or results of operations.

Disruptions in the financial markets can also adversely affect the Company’s lenders, insurers, customers and counterparties, including vendors, retailers and other partners. For instance, the inability of the Company’s counterparties to obtain capital on acceptable terms could impair their ability to perform under their agreements with the Company and lead to negative effects on the Company, including business disruptions, decreased revenues and increases in bad debt expenses.

Damage to our brands, particularly the FOX brand, or our reputation could have a material adverse effect on our business, financial condition and results of operations.

Our brands, particularly the FOX brand, are among our most valuable assets. We believe that our brand image, brand awareness and reputation strengthen our relationship with consumers and contribute significantly to the success of our business. Maintaining, further enhancing and extending our brands may require us to make significant investments in marketing, programming or new products, services or events. These investments may not be successful. We may introduce new programming that is not popular with our consumers and advertisers, which may negatively affect our brands. To the extent our content, in particular our live news and sports programming and primetime entertainment programming, is not compelling to consumers, our ability to maintain a positive reputation may be adversely impacted. Unfavorable publicity regarding our content, the actions of advertisers featured on our broadcast television and cable networks, and governmental scrutiny or fines, could adversely affect the Company’s reputation and brands. Furthermore, to the extent our marketing, customer service and public relations efforts are not effective or result in negative consumer reaction, our ability to maintain a positive reputation may likewise be adversely impacted. If we are not successful in maintaining or enhancing the image or awareness of our brands, or if our reputation is harmed for any reason, it could have a material adverse effect on our business, financial condition and results of operations.

Our investments in new businesses, products, services and technologies through acquisitions and other strategic investments present many risks, and we may not realize the financial and strategic goals we had contemplated, which could adversely affect our business, financial condition and results of operations.

We have acquired and invested in, and expect to continue acquiring and investing in, new businesses, products, services and technologies that complement, enhance or expand our current businesses or otherwise offer us growth opportunities. Such acquisitions and strategic investments may involve significant risks and uncertainties, including insufficient revenues from an investment to offset any new liabilities assumed and expenses associated with the investment; a failure of the investment or acquired business to perform as expected, meet financial projections or achieve strategic goals; a failure to further develop an acquired business, product, service or technology; unidentified issues not discovered in our due diligence that could cause us to not realize anticipated benefits or to incur unanticipated liabilities; difficulties in integrating the operations, personnel, technologies and systems of acquired businesses; the potential loss of key employees or customers of acquired businesses; and the diversion of management attention from current operations. Because acquisitions and investments are inherently risky and their anticipated benefits or value may not materialize, our acquisitions and investments may adversely affect our business, financial condition and results of operations.

The degradation, failure or misuse of the Company’s network and information systems and other technology could cause a disruption of services or improper disclosure of personal data or other confidential information, resulting in increased costs, liabilities or loss of revenue.

Network and information systems-related events, such as computer hacking and phishing, theft, computer viruses, ransomware, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, as well as power outages, natural or other disasters (including extreme weather), terrorist activities or human error, may affect our network and information systems (including those of our vendors that the Company uses) and could result in disruption of our services, misappropriation, misuse, alteration, theft, loss, leakage, falsification, and accidental or premature release or improper disclosure of confidential or other information, including intellectual property and personal data contained on such network and systems. While we continue to develop, implement and maintain security measures seeking to prevent unauthorized access to or misuse of our network and information systems, such efforts are costly, require ongoing monitoring and updating and may not be successful in preventing these events from occurring given that the techniques used to access, disable or degrade service or sabotage systems change frequently and become more sophisticated. Although no cybersecurity incident has been material to the Company’s businesses to date, we expect to continue to be subject to cybersecurity threats and there can be no assurance that we will not experience a material incident. Any cybersecurity incidents could result in a disruption of our operations, customer or advertiser dissatisfaction, damage to our reputation or brands, regulatory investigations, claims, lawsuits or loss of customers or revenue, and the Company may also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and may be required to expend significant resources to defend, remedy and/or address any incidents. The Company may not have adequate insurance coverage to compensate it for any losses that may occur.

Technological developments may increase the threat of content piracy and signal theft and limit the Company’s ability to protect its intellectual property rights.

Content piracy and signal theft present a threat to the Company’s revenues from products and services, including, but not limited to, television shows, cable and other programming. The Company seeks to limit the threat of content piracy as well as cable and direct broadcast satellite programming signal theft; however, policing unauthorized use of the Company’s products and services and related intellectual property is often difficult and the steps taken by the Company may not in every case prevent infringement. Developments in technology, including digital copying, file compression technology, growing penetration of high-bandwidth Internet connections, increased availability and speed of mobile data networks, and new devices and applications that enable unauthorized access to content, increase the threat of content piracy by making it easier to access, duplicate, widely distribute and store high-quality pirated material. In addition, developments in software or devices that circumvent encryption technology and the falling prices of devices incorporating such technologies increase the threat of unauthorized use and distribution of direct broadcast satellite programming signals and the proliferation of user-generated content sites and live and stored video streaming sites, which deliver unauthorized copies of copyrighted content, including those emanating from other countries in various languages, may adversely impact the Company’s businesses. The proliferation of unauthorized distribution and use of the Company’s content could have an adverse effect on the Company’s businesses and profitability because it reduces the revenue that the Company could potentially receive from the legitimate sale and distribution of its products and services.

The Company takes a variety of actions to combat piracy and signal theft, both individually and, in some instances, together with industry associations. However, protection of the Company’s intellectual property rights is dependent on the scope and duration of the Company’s rights as defined by applicable laws in the U.S. and abroad and how those laws are construed. If those laws are interpreted in ways that limit the extent or duration of the Company’s rights, or if existing laws are changed, the Company’s ability to generate revenue from intellectual property may decrease, or the cost of obtaining and enforcing our rights may increase. A change in the laws of one jurisdiction may also have an impact on the Company’s overall ability to protect its intellectual property rights across other jurisdictions. There can be no assurance that the Company’s efforts to enforce its rights and protect its products, services and intellectual property will be successful in preventing content piracy or signal theft. Further, while piracy and the proliferation of piracy-enabling technology tools continue to escalate, if any laws intended to combat piracy and protect intellectual property are repealed, weakened or not adequately enforced, or if the applicable legal systems fail to evolve and adapt to new technologies that facilitate piracy, we may be unable to effectively protect our rights and the value of our intellectual property may be negatively impacted, and our costs of enforcing our rights could increase.

The loss of key personnel, including talent, could disrupt the management or operations of the Company’s business and adversely affect its revenues.

The Company’s business depends upon the continued efforts, abilities and expertise of its Executive Chairman and Chief Executive Officer, Lachlan K. Murdoch, Chairman, K. Rupert Murdoch, and other key employees and news, sports and entertainment personalities. The Company believes that the unique combination of skills and experience possessed by its executive officers would be difficult to replace and that the loss of its executive officers could have a material adverse effect on the Company, including the impairment of the Company’s ability to execute its business strategy. Additionally, the Company employs or independently contracts with several news, sports and entertainment personalities with significant, loyal audiences. News, sports and entertainment personalities are sometimes significantly responsible for the ranking of programming on a television station or cable network and, therefore, a significant influence on the ability of the station or network to sell advertising. The Company’s broadcast television stations and cable networks deliver programming with highly regarded on-air talent who are important to attracting and retaining audiences for the distributed news, sports and entertainment content. There can be no assurance that these news, sports and entertainment personalities will remain with us or will retain their current appeal, or that the costs associated with retaining this and new talent will be favorable or acceptable to us. If the Company fails to retain or attract these news, sports and entertainment personalities and talent or they lose their current audiences or advertising partners, the Company’s business, financial condition and results of operations could be adversely affected.

Labor disputes, whether involving our own employees or those at businesses that we depend on, may disrupt our operations and adversely affect the Company’s business, financial condition and results of operations.

In a variety of the Company’s businesses, the Company and its partners engage the services of trade employees and others who are subject to collective bargaining agreements. If the Company or its partners are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, as well as higher costs in connection with these collective bargaining agreements or a significant labor dispute, could have an adverse effect on the Company’s business by causing delays in production or by reducing profit margins. Moreover, the Company has certain collective bargaining agreements, which are industry-wide agreements, and the Company may lack practical control over the negotiations and terms of the agreements in dispute.

In addition, our broadcast television and cable networks have programming rights agreements of varying scope and duration with various sports leagues to broadcast and produce sporting events, including certain college football and basketball, NFL and MLB games. Any labor disputes that occur in any sports league for which we have the rights to broadcast live games or events may preclude us from airing or otherwise distributing scheduled games or events, resulting in decreased revenues, which could adversely affect our business, revenue and results of operations.

Changes in U.S. communications laws or other regulations may have an adverse effect on the Company’s business, financial condition and results of operations.

The Company is subject to a variety of regulations in the jurisdictions in which its businesses operate. In general, the television broadcasting and traditional MVPD industries in the U.S. are highly regulated by federal laws and regulations issued and administered by various federal agencies, including the FCC. The FCC generally regulates, among other things, the ownership of media, broadcast and multichannel video programming and technical operations of broadcast licensees. For example, the Company is required to apply for and operate in compliance with licenses from the FCC to operate a television station, purchase a new television station, or sell an existing television station, with licenses generally subject to an eight-year renewable term. Our program services and online properties are subject to a variety of laws and regulations, including those relating to issues such as content regulation, user privacy and data protection, and consumer protection, among others. Further, the United States Congress, the FCC and state legislatures currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters, including technological changes and measures relating to network neutrality, privacy and data security, which could, directly or indirectly, affect the operations and ownership of the Company’s media properties. Any restrictions on political or other advertising may adversely affect the Company’s advertising revenues. In addition, some policymakers maintain that traditional MVPDs should be required to offer a la carte programming to subscribers on a network by network basis or “family friendly” programming tiers. Unbundling packages of program services may increase both competition for carriage on distribution platforms and marketing expenses, which could adversely affect the business, financial condition and results of operations of the Company’s cable networks. The threat of regulatory action or increased scrutiny that deters certain advertisers from advertising or reaching their intended audiences could adversely affect advertising revenue. Similarly, new federal or state laws or regulations or changes in interpretations of federal or state law or in regulations imposed by the U.S. government could require changes in the operations or ownership of our business and have a material adverse effect on our business, financial condition or results of operations.

The Company may be subject to investigations or fines from governmental authorities, including under FCC rules and policies, or delays in our renewal and other applications with the FCC.

FCC rules prohibit the broadcast of obscene material at any time and indecent or profane material on television or radio broadcast stations between the hours of 6 a.m. and 10 p.m. The FCC has indicated that, in addition to issuing fines to licensees, it would consider initiating license revocation proceedings for “serious” indecency violations. We air a significant amount of live news reporting and live sports coverage on our broadcast television stations and networks and a portion of our content is under the control of our on-air talent. The Company cannot predict whether information delivered by our stations and on-air talent could violate FCC rules related to indecency, which had been found to be unconstitutionally vague by the U.S. Supreme Court, especially given the spontaneity of live news and sports programming. Violation of the FCC’s indecency rules could subject us to government investigation, penalties, license revocation, or renewal or qualification proceedings, which could have a material adverse effect on our business, financial condition and results of operations.

The Communications Act and FCC regulations limit the ability of non-U.S. citizens and certain other persons to invest in us.

The Company owns broadcast station licensees in connection with its ownership and operation of U.S. television stations. Under the Communications Act of 1934, as amended, which we refer to as the Communications Act, and the FCC rules, without the FCC’s prior approval, no broadcast station licensee may be owned by a corporation if more than 25% of its stock is owned or voted by non-U.S. persons, their representatives, or by any other corporation organized under the laws of a foreign country. The Company’s amended and restated certificate of incorporation authorizes the Board of Directors to prevent, cure or mitigate the effect of stock ownership above the applicable foreign ownership threshold by taking any action, including: refusing to permit any transfer of common stock to or ownership of common stock by a non-U.S. stockholder; voiding a transfer of common stock to a non-U.S. stockholder; suspending rights of stock ownership if held by a non-U.S. stockholder; or redeeming common stock held by a non-U.S. stockholder. We are currently in compliance with applicable U.S. law and continue to monitor our foreign ownership based on our assessment of the information reasonably available to us, but we are not able to predict whether we will need to take action pursuant to our amended and restated certificate of incorporation. The FCC could review the Company’s compliance with applicable U.S. law in connection with its consideration of the Company’s renewal applications for licenses to operate the broadcast stations the Company owns.

The failure or destruction of satellites or transmitter facilities that the Company depends upon to distribute its programming could materially adversely affect its businesses and results of operations, as could changes in FCC regulations governing the availability and use of satellite transmission spectrum.

The Company uses satellite systems to transmit its broadcast and cable networks to affiliates. The distribution facilities include uplinks, communications satellites and downlinks. Transmissions may be disrupted as a result of local disasters, including extreme weather that impair on-ground uplinks or downlinks, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, failure to secure alternate distribution facilities in a timely manner could have a material adverse effect on the Company’s businesses and results of operations. Each of the Company’s television stations and cable networks uses studio and transmitter facilities that are subject to damage or destruction. Failure to restore such facilities in a timely manner could have a material adverse effect on the Company’s businesses and results of operations. Further, changes in FCC regulations could reduce the availability and use of satellite transmission spectrum. The decreased availability of satellite transmission spectrum could increase interference to and diminish the quality of our transmissions. If the FCC reallocates the portion of the satellite transmission spectrum the Company uses to transmit its programming without safeguarding video delivery, it would significantly hinder the Company’s ability to deliver its programming to broadcast affiliates and traditional MVPDs.

The Company could be subject to significant tax liabilities.

We are subject to taxation in U.S. federal, state and local jurisdictions. Changes in tax laws, regulations, practices or the interpretations thereof could affect the Company’s results of operations. Judgment is required in evaluating and estimating our provision and accruals for taxes. In addition, transactions occur during the ordinary course of business or otherwise for which the ultimate tax determination is uncertain.

Tax returns are routinely audited, tax-related litigation or settlements may occur, and certain jurisdictions may assess income tax liabilities against us. The final outcomes of tax audits, investigations, and any related litigation could result in materially different tax recognition from our historical tax provisions and accruals. These outcomes could conflict with private letter rulings, opinions of counsel or other interpretations provided to the Company. If these matters are adversely resolved, we may be required to recognize additional charges to our tax provisions and pay significant additional amounts with respect to current or prior periods or our taxes in the future could increase, which could have a material adverse effect on our financial condition or results of operations.

The Company could suffer losses due to asset impairment charges for goodwill, intangible assets and programming.

In accordance with GAAP, the Company performs an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets, including FCC licenses. The Company also continually evaluates whether current factors or indicators, such as the prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets, as well as other investments and other long-lived assets. Any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of our programming could lead to a downward revision in the fair value of certain reporting units. A downward revision in the fair value of a reporting unit, indefinite-lived intangible assets, investments or long-lived assets could result in an impairment and a non-cash charge. Any such charge could be material to the Company’s reported net earnings.

Certain of the Company’s directors and officers may have actual or potential conflicts of interest because of their equity ownership in News Corp, and certain of the Company’s officers and directors may have actual or potential conflicts of interest because they also serve as officers and/or on the board of directors of News Corp.

Certain of the Company’s directors and executive officers own shares of common stock of News Corporation, which we refer to as News Corp, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of the Company’s officers and directors also serve as officers and/or as directors of News Corp, including our Chairman, K. Rupert Murdoch, who serves as News Corp’s Executive Chairman, and our Executive Chairman and Chief Executive Officer, Lachlan K. Murdoch, who serves as News Corp’s Co-Chairman. This ownership of or service to both companies may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for News Corp and us. In addition to any other arrangements that the Company and News Corp may agree to implement, the Company and News Corp have agreed that officers and directors who serve at both companies will recuse themselves from decisions where conflicts arise due to their positions at both companies.

Our amended and restated by-laws acknowledge that our directors and officers, as well as certain of our stockholders, including K. Rupert Murdoch, certain members of his family and certain family trusts (so long as such persons continue to own, in the aggregate, 10% or more of the voting stock of each of News Corp and us), each of which we refer to as a covered stockholder, are or may become stockholders, directors, officers, employees or agents of News Corp and certain of its affiliates. Our amended and restated by-laws provide that any such overlapping person will not be liable to us, or to any of our stockholders, for breach of any fiduciary duty that would otherwise exist because such individual directs a corporate opportunity to News Corp instead of us. The provisions in our amended and restated by-laws could result in an overlapping person submitting any corporate opportunities to News Corp instead of us.

Certain provisions of the Company’s amended and restated certificate of incorporation, amended and restated by-laws, Delaware law, the Company’s stockholder rights agreement and the ownership of the Company’s common stock by the Murdoch Family Trust may discourage takeovers and the concentration of ownership will affect the voting results of matters submitted for stockholder approval.

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

•	the requirement that stockholders give the Company advance notice to nominate candidates for election to the Board of Directors or to make stockholder proposals at a stockholders’ meeting;

•	the requirement of an affirmative vote of at least 65% of the voting power of the Company’s outstanding voting stock to amend or repeal our amended and restated by-laws;
•	restrictions on the transfer of the Company’s shares; and
•	the Board of Directors to issue, without stockholder approval, preferred stock and series common stock with such terms as the Board of Directors may determine.

These provisions could discourage potential acquisition proposals and could delay or prevent a change in control of FOX, even in the case where a majority of the stockholders may consider such proposals, if effective, desirable.

In addition, in connection with the Transaction, the Company’s Board of Directors adopted a stockholder rights agreement pursuant to which each outstanding share of the Company’s common stock has attached to it a right entitling its holder to purchase from the Company additional shares of its class A common stock and class B common stock, as applicable, in the event that a person or group acquires beneficial ownership of 15% or more of the then outstanding class B common stock or 15% of the combined class A common stock and class B common stock, without approval of the Company’s Board of Directors, subject to certain exceptions, including for persons beneficially owning 15% or more of the Company’s class B common Stock as of the date of adoption of the rights agreement. The stockholder rights agreement could make it more difficult for a third-party to acquire the Company’s voting common stock without the approval of its Board of Directors. The rights expire on November 15, 2019.

Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the outstanding FOX class A common stock and 38.4% of FOX class B common stock, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional less than one percent of FOX class B common stock and approximately one percent of FOX class A common stock. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate approximately one percent of FOX class A common stock and 38.9% of FOX class B common stock. This concentration of voting power could discourage third parties from making proposals involving an acquisition of FOX. Additionally, the ownership concentration of FOX class B common stock by the Murdoch Family Trust increases the likelihood that proposals submitted for stockholder approval that are supported by the Murdoch Family Trust will be adopted and proposals that the Murdoch Family Trust does not support will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of FOX class B common stock. Furthermore, the adoption of the stockholder rights agreement prevents, unless the Company’s board of directors otherwise determines at the time, other potential stockholders from acquiring a similar ownership position in the Company’s class B common stock and, accordingly, could prevent a meaningful challenge to the Murdoch Family Trust’s influence over matters submitted for stockholder approval.

Risks Related to the Company’s Separation from 21CF

The Company may be unable to achieve some or all of the expected benefits that it expects to achieve as a standalone, publicly traded company.

Following the Transaction, the Company may be more susceptible to market fluctuations and other adverse events than the Company would have otherwise been while it was still part of 21CF. As part of 21CF, the Company enjoyed certain benefits from 21CF’s scale, operating diversity and access to capital, which are no longer available. As a standalone, publicly traded company, we expect to benefit from, among other things, sharpened focus on the financial and operational resources of the Company’s businesses, which allows management to design and implement a capital structure, corporate strategies and policies that are based primarily on the business characteristics and strategic opportunities of the FOX businesses. We believe this will allow us to respond more effectively to industry dynamics and to create effective incentives for management and employees that are more closely tied to FOX’s business performance. If we fail to achieve some or all of the benefits that we expect to achieve as a standalone, publicly traded company or such benefits are delayed, our business, financial condition and results of operations could be adversely affected.

The Company’s accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which the Company is subject following the Transaction. If the Company is unable to achieve and maintain effective internal controls, the Company’s results of operations, cash flows and financial condition could be materially adversely affected.

The Company’s financial results were previously included within the consolidated results of 21CF, and the Company believes that its reporting and control systems were appropriate for those of subsidiaries of a public company. However, the Company was not directly subject to the reporting and other requirements of the Exchange Act. As a result of the Transaction, the Company is directly subject to reporting and other obligations under the Exchange Act. Beginning with the Company’s annual report on Form 10-K for the fiscal year ending June 30, 2020, the Company will be required to comply with Section 404 of the Sarbanes Oxley Act of 2002, as amended, which will require annual management assessments of the effectiveness of the Company’s internal control over financial reporting and a report by the Company’s independent registered public accounting firm. These reporting and other obligations will place significant demands on the Company’s management and administrative and operational resources, including accounting resources.

To comply with these requirements, the Company is relying in part on 21CF to provide it with services on a transitional basis under the transition services agreement that are similar to some of the financial, administrative and other resources it provided the Company prior to the Transaction. In addition, the Company is in the process of upgrading its systems, including information technology, and implementing additional financial and management controls, reporting systems and procedures. The Company has incurred and expects to incur additional annual expenses related to these steps, and these expenses may be significant. If the Company is unable to upgrade its financial and management controls, reporting systems, information technology systems and procedures in a timely and effective fashion, the Company’s ability to comply with its financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company may be unable to make, on a timely or cost-effective basis, the changes necessary to operate effectively as a standalone, publicly traded company, and the Company may experience increased costs as a result of the Transaction.

The Company historically operated as part of 21CF’s broader corporate organization, and 21CF provided various corporate services for us, including information technology, tax administration, treasury activities, accounting, benefits administration, legal and ethics and compliance program administration. Following the Transaction, 21CF has no obligation to provide us with assistance other than the transition services under the transition services agreement. These transition services include, among others, broadcast operations, sports production, information systems and technology (enterprise, infrastructure, operations and digital), human resources services (payroll and human resources information system/benefits administration), finance and accounting, facilities, intellectual property/music and other corporate services. Generally, the services provided under such transition services agreement are provided at cost for a period not exceeding two years. During this period, we depend on 21CF for these services and are subject to the risk of 21CF not properly performing its obligations under the transition services agreement. If 21CF is not in compliance with its obligations and following the expiration of the term for a specific transition service under the transition services agreement, the Company will need to provide the covered services internally or obtain them from unaffiliated third parties. The Company may be unable to replace these services in a timely manner or on terms and conditions as favorable as those the Company receives from 21CF. Because the Company’s business historically operated as part of the wider 21CF organization, the Company may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently, or may incur additional costs that could adversely affect the Company’s business. If the Company fails to obtain the quality of services necessary to operate effectively or incur greater costs in obtaining these services, the Company’s business, financial condition or results of operations may be adversely affected.

The Company has very limited operating history as a standalone, publicly traded company, and the Company’s historical financial information is not necessarily representative of the results the Company would have achieved as a standalone, publicly traded company and may not be a reliable indicator of the Company’s future results.

The Company derived the historical financial information included in this Annual Report from 21CF’s consolidated financial statements, and this information does not necessarily reflect the results of operations and financial position it would have achieved as a standalone, publicly traded company during the periods presented, or those that it will achieve in the future. This is primarily because of the following factors:

•

Prior to the Transaction, the Company operated as part of 21CF’s broader corporate organization, and 21CF provided various corporate services for the Company, including information technology, tax administration, treasury activities, accounting, benefits administration, legal and ethics and compliance program administration. The Company’s historical financial information reflects allocations of corporate expenses from 21CF for these and similar services. These allocations may not reflect the costs the Company incurs, and will incur, for similar services as a standalone, publicly traded company.

•

The Company has entered into transactions with 21CF that did not exist prior to the Transaction, including in connection with the provision of transition services, which have caused, and will continue to cause, the Company to incur new costs.

•

The Company’s historical financial information does not reflect changes the Company has experienced, and expects to experience, as a result of the Transaction, including changes in the Company’s cost structure, personnel needs, tax structure, financing and business operations. As part of 21CF, the Company enjoyed certain benefits from 21CF’s operating diversity, size, purchasing power, borrowing leverage and available capital for investments, and the Company lost certain of these benefits following the Transaction. As a standalone, publicly traded company, the Company may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses, or access capital markets on terms as favorable to the Company as those that were available to the Company as part of 21CF prior to the Transaction.

In addition, the Company may incur increased costs as a result of the loss of synergies the Company previously enjoyed by operating as part of 21CF. Following the Transaction, the Company has been responsible for the additional costs associated with being a standalone, publicly traded company, including costs related to corporate governance, investor and public relations and public reporting. The Company may also face reduced purchasing power with respect to certain enterprise-wide purchases, such as certain third party services, certain off-the-shelf software licenses and other information technology hardware and software. Relatedly, the Company’s historical financial data does not include an allocation of interest expense comparable to the interest expense the Company has incurred as a result of the Transaction and also does not reflect expected additional recurring costs related to FOX operating as a standalone, publicly traded company, which could range between $225 million and $250 million on an annual basis. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Introduction.

Therefore, the Company’s historical financial statements may not be indicative of the Company’s performance as a standalone, publicly traded company.

The indemnification arrangements the Company entered into with 21CF in connection with the Transaction may require the Company to divert cash to satisfy indemnification obligations to 21CF. The indemnification from 21CF may not be sufficient to insure the Company against the full amount of liabilities that have been allocated to 21CF.

Pursuant to the agreements the Company and 21CF entered into connection with the Transaction, 21CF will indemnify the Company for certain liabilities and the Company will indemnify 21CF for certain liabilities. Payments pursuant to these indemnities may be significant and could negatively impact our business. Third parties could also seek to hold the Company responsible for any of the liabilities of the businesses that were retained by 21CF in connection with the Transaction. 21CF has agreed to indemnify the Company for such liabilities, but such indemnity from 21CF may not be sufficient to protect the Company against the full amount of such liabilities, and 21CF may not be able to fully satisfy its indemnification obligations. Moreover, even if the Company ultimately succeeds in recovering from 21CF any amounts for which it is held liable, the Company may be temporarily required to bear these losses itself. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows.

The Company could be liable for income taxes owed by 21CF.

Each member of the 21CF consolidated group, which, prior to the Transaction, included 21CF, the Company and 21CF’s other subsidiaries, is jointly and severally liable for the U.S. federal income and, in certain jurisdictions, state tax liabilities of each other member of the consolidated group for periods prior to and including the Transaction. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of what was previously the 21CF consolidated group. The tax matters agreement entered into in connection with the Transaction requires 21CF and/or Disney to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the Internal Revenue Service in amounts that the Company cannot quantify.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

FOX owns the FOX Studios lot in Los Angeles, California. The historic lot is located on over 50 acres of land and has over 1.85 million square feet of space for both administration and production services available to service a wide array of industry clients, including four scoring and mixing stages, two broadcast studios, 15 sound stages, theaters and screening rooms, edit bays, and other production facilities. The FOX Studios lot provides two primary revenue streams — the lease of a portion of the office space to 21CF and the operation of studio facilities and sound stages for third party productions, which until 2026 will predominantly be Disney productions.

In addition to the FOX Studios lot in Los Angeles, California, FOX also owns and leases various real properties in the U.S. that are utilized in the conduct of its businesses. Each of these properties is considered to be in good condition, adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations. FOX’s policy is to improve and replace property as considered appropriate to meet the needs of the individual operation.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to various claims, actions and proceedings, which are at varying stages of investigation, arbitration or adjudication and involve a variety of areas of law. Due to the inherent difficulty of predicting the outcome of litigation and claims, the Company often cannot predict what the eventual outcomes of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be. An adverse outcome in one or more of these matters could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

On April 8, 2016, the Superior Court stayed the Accounting Claims and ordered that the Affiliated Dealing Claims be submitted to arbitration pursuant to the plaintiffs’ contracts. On February 20, 2019, the arbitrator issued a punitive damages award of approximately $129 million against the defendants, including the FOX Network. On February 27, 2019, the defendants filed a motion with the Superior Court to vacate the entire punitive damages award on the ground that the arbitrator did not have authority to award punitive damages, and the plaintiffs filed a petition with the court to confirm the entirety of the arbitrator’s award. A hearing on these matters was held on April 29, 2019. On June 3, 2019, the Superior Court entered an order granting the defendants’ motion, denying the plaintiffs’ petition, and vacating the entire punitive damages award.

FOX News

The Company and certain of its current and former employees have been subject to allegations of sexual harassment and discrimination and racial discrimination relating to alleged misconduct at the Company’s FOX News business. The Company has resolved many of these claims and is contesting other claims in litigation. The Company has also received regulatory and investigative inquiries relating to these matters. To date, none of the amounts paid in settlements or reserved for pending or future claims is, individually or in the aggregate, material to the Company. The amount of liability, if any, that may result from these or related matters cannot be estimated at this time. However, the Company does not currently anticipate that the ultimate resolution of any such pending matters will have a material adverse effect on its business, financial condition, results of operations or cash flows.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Fox Corporation’s Class A Common Stock and Class B Common Stock are listed and traded on The Nasdaq Global Select Market under the symbols “FOXA” and “FOX”, respectively. As of June 30, 2019, there were approximately 19,400 holders of record of shares of Class A Common Stock and approximately 5,200 holders of record of shares of Class B Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated and combined financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	For the years ended June 30,
	2019(a)	2018(a)	2017(a)	2016(b)	2015(c)
	(in millions, except per share data)
STATEMENT OF OPERATIONS DATA
Revenues	$11,389	$10,153	$9,921	$8,894	$8,180
Net income attributable to Fox Corporation stockholders	1,595	2,187	1,372	1,072	929
Net income attributable to Fox Corporation stockholders per share - basic and diluted(d)	$2.57	$3.52	$2.21	$1.73	$1.50
Cash dividend per share	$0.23	$-	$-	$-	$-

	As of June 30,
	2019	2018	2017	2016	2015
	(in millions)
BALANCE SHEET DATA
Cash and cash equivalents	$3,234	$2,500	$19	$37	$21
Total assets	19,509	13,121	10,348	10,315	9,803
Borrowings	6,751	-	-	-	-

(a)

See Notes 1, 2, 3, 4, 5 and 20 to the accompanying Consolidated and Combined Financial Statements of FOX for information with respect to significant disposals, accounting changes, restructuring charges and other transactions during fiscal 2019, 2018 and 2017.

(b)

In fiscal 2016, FOX recorded restructuring charges of $55 million primarily related to a voluntary resignation program extended to certain employees across all segments as part of ongoing efforts to transform certain functions and reduce costs.

In fiscal 2016, FOX recorded acquisition related costs of $50 million due to a revision of a contingency estimate related to a previous acquisition which was included in Other, net in the Combined Statement of Operations for fiscal 2016.

In fiscal 2016, 21CF settled a portion of its pension obligations by irrevocably transferring pension liabilities to an insurance company through the purchase of a group annuity contract and through lump sum distributions. This purchase, funded with direct pension plan assets, resulted in a pre-tax settlement loss related to the recognition of accumulated deferred actuarial losses. As a result, FOX recorded a charge of $42 million which was included in Other, net in the Combined Statement of Operations for fiscal 2016.

(c)

In fiscal 2015, FOX acquired two San Francisco-Bay area television stations, KTVU-TV FOX 2 and KICU-TV 36, with a fair value of approximately $220 million from Cox Media Group in exchange for the following stations affiliated with the FOX Network: WHBQ-TV FOX 13 and WFXT-TV FOX 25, located in the Memphis and Boston markets, respectively.

In fiscal 2015, 21CF settled a portion of its pension obligations by irrevocably transferring pension liabilities to an insurance company through the purchase of a group annuity contract and through lump sum distributions. This purchase, funded with direct pension plan assets, resulted in a pre-tax settlement loss related to the recognition of accumulated deferred actuarial losses. As a result, FOX recorded a charge of $131 million which was included in Other, net in the Combined Statement of Operations for fiscal 2015.

(d)

On March 19, 2019, the date of the Transaction, 621 million shares of the Company’s common stock were distributed to 21CF stockholders (other than holders that were subsidiaries of 21CF). These 621 million shares have been utilized for the calculation of basic and diluted earnings per share for all periods presented that ended prior to the date of the Distribution as no shares of common stock or equity-based awards of the Company were outstanding prior to that date (See Note 2—Summary of Significant Accounting Policies to the accompanying Consolidated and Combined Financial Statements of FOX under the heading “Earnings per share”).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Readers should carefully review this document and the other documents filed by Fox Corporation (“FOX” or the “Company”) with the Securities and Exchange Commission (the “SEC”). This section should be read together with the consolidated and combined financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The consolidated and combined financial statements are referred to as the “Financial Statements” herein. A detailed review of the Company’s fiscal 2019 performance compared to fiscal 2018 appears below under “Results of Operations” and “Liquidity and Capital Resources.” A detailed review of the Company’s fiscal 2018 performance compared to fiscal 2017 appears under “Results of Operations” and “Liquidity and Capital Resources” in Exhibit 99.1 to the Company’s Registration Statement on Form 10, as amended and filed with the SEC on January 7, 2019.

INTRODUCTION

The Distribution

On March 19, 2019, the Company became a standalone publicly traded company through the pro rata distribution by Twenty-First Century Fox, Inc. (now known as TFCF Corporation) (“21CF”) of all of the issued and outstanding common stock of FOX to 21CF stockholders (other than holders that were subsidiaries of 21CF) (the “Distribution”) in accordance with the Amended and Restated Distribution Agreement and Plan of Merger, dated as of June 20, 2018, by and between 21CF and 21CF Distribution Merger Sub, Inc. Following the Distribution, 354,328,270 and 266,173,651 shares of the Company’s Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), respectively, began trading independently on The Nasdaq Global Select Market. In connection with the Distribution, the Company entered into the Separation and Distribution Agreement, dated as of March 19, 2019 (the “Separation Agreement”), with 21CF, which effected the internal restructuring (the “Separation”) whereby 21CF transferred to FOX a portfolio of 21CF’s news, sports and broadcast businesses, including FOX News Media (consisting of FOX News and FOX Business), the FOX Network, FOX Sports, FOX Television Stations, and sports cable networks FS1, FS2, FOX Deportes and Big Ten Network (collectively, the “FOX business”), and certain other assets, and FOX assumed from 21CF the liabilities associated with such businesses and certain other liabilities. The Separation and the Distribution were effected as part of a series of transactions contemplated by the Amended and Restated Merger Agreement and Plan of Merger, dated as of June 20, 2018 (the “21CF Disney Merger Agreement”), by and among 21CF, The Walt Disney Company (“Disney”) and certain subsidiaries of Disney, pursuant to which, among other things, 21CF became a wholly-owned subsidiary of Disney.

Pursuant to the 21CF Disney Merger Agreement, immediately prior to the Distribution, the Company paid to 21CF a dividend in the amount of $8.5 billion (the “Dividend”). The final determination of the taxes in respect of the Separation and the Distribution for which the Company is responsible pursuant to the 21CF Disney Merger Agreement and a prepayment of the estimated taxes in respect of divestitures (collectively, the “Transaction Tax”) was $6.5 billion. Following the Distribution, on March 20, 2019 the Company received a cash payment in the amount of $2.0 billion from Disney, which had the net effect of reducing the Dividend the Company paid to 21CF. The Transaction Tax included a prepayment of the Company’s share of the estimated tax liabilities resulting from the anticipated divestitures by Disney of certain assets, principally the FOX Sports Regional Sports Networks. This prepayment was in the amount of approximately $700 million and is subject to adjustment in the future, when the actual amounts of the tax liabilities are reported on the federal income tax returns of Disney or a subsidiary of Disney.

As a result of the Separation and the Distribution, which was a taxable transaction for which the estimated tax liability of $5.8 billion was included in the Transaction Tax paid by the Company, FOX obtained a tax basis in its assets equal to their respective fair market values. This will result in estimated annual tax deductions of approximately $1.5 billion, principally over the next 15 years related to the amortization of the additional tax basis. This amortization is estimated to reduce the Company’s annual cash tax liability by $370 million per year at the current combined federal and state applicable tax rate of 25%. Such estimates are subject to revisions, which could be material, based upon the occurrence of future events including, among other things, a refund of the prepayment discussed above.

In connection with the Separation, the Company entered into several agreements that govern certain aspects of the Company’s relationship with 21CF and Disney following the Separation. These include the Separation Agreement, a tax matters agreement, a transition services agreement, as well as agreements relating to intellectual property licenses, employee matters, commercial arrangements and a studio lot lease (See Note 1—Description of Business and Basis of

Presentation to the accompanying Financial Statements of FOX under the heading “The Distribution” for additional information).

Basis of Presentation

Prior to the Distribution, the Company’s combined financial statements were prepared on a standalone basis, derived from the consolidated financial statements and accounting records of 21CF. The Company’s Financial Statements as of June 30, 2018 and for the years ended June 30, 2018 and 2017 are presented on a combined basis as the Company was not a separate consolidated group prior to the Distribution. These Financial Statements reflect the combined historical results of operations, financial position and cash flows of 21CF’s domestic news, national sports and broadcast businesses and certain other assets and liabilities associated with such businesses. The Company became a separate consolidated group as a result of the Distribution, and the Company’s Financial Statements as of June 30, 2019 and for the year ended June 30, 2019 are presented on a consolidated basis.

The Consolidated and Combined Statements of Operations include allocations for certain support functions that were provided on a centralized basis within 21CF prior to the Distribution and not recorded at the business unit level, such as certain expenses related to finance, legal, insurance, information technology, compliance and human resources management activities, among others. 21CF did not routinely allocate these costs to any of its business units. These expenses have been allocated to FOX on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, headcount or other relevant measures. Management believes the assumptions underlying the Financial Statements, including the assumptions regarding allocating general corporate expenses from 21CF, are reasonable. Nevertheless, the Financial Statements may not include all of the actual expenses that would have been incurred by FOX and may not reflect FOX’s consolidated results of operations, financial position and cash flows had it been a standalone company during the entirety of the periods presented. Actual costs that would have been incurred if FOX had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company estimates that the total recurring costs beyond the amounts allocated to FOX in these Financial Statements through the Distribution, in accordance with SEC guidance, could range between $225 million and $250 million on an annual basis, which costs include the impact of the initial grant of restricted stock units and stock options under the Fox Corporation 2019 Shareholder Alignment Plan (See Note 11—Equity-Based Compensation to the accompanying Financial Statements of FOX). This range is based on subjective estimates and assumptions and management expects the majority of any incremental costs to be included in the Other, Corporate and Eliminations segment. The Company expects its cash flows from operations, together with its access to capital markets, to be sufficient to fund these expenses.

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred either during the fiscal year ended June 30, (“fiscal”) 2019 or early fiscal 2020 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for fiscal 2019 and 2018. This analysis is presented on both a consolidated/combined and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for fiscal 2019 and 2018, as well as a discussion of the Company’s outstanding debt and commitments that existed as of June 30, 2019. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

•

Critical Accounting Policies—This section discusses accounting policies considered important to the Company’s financial condition and results of operations, and which require significant judgment and estimates on the part of management in application. In addition, Note 2—Summary of Significant Accounting Policies to the accompanying Financial Statements of FOX summarizes the Company’s significant accounting policies, including the critical accounting policy discussion found in this section.

•

Caution Concerning Forward-Looking Statements—This section provides a description of the use of forward-looking information appearing in this Annual Report on Form 10-K, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such information is based on management’s current expectations about future events which are subject to change and to inherent risks and uncertainties. Refer to Item 1A. “Risk Factors” in this Annual Report for a discussion of the risk factors applicable to the Company.

OVERVIEW OF THE COMPANY’S BUSINESS

The Company is a news, sports and entertainment company, which manages and reports its businesses in the following segments:

•

Cable Network Programming, which principally consists of the production and licensing of news and sports content distributed primarily through traditional cable television systems, direct broadcast satellite operators and telecommunication companies (“traditional MVPDs”), and online multi-channel video programming distributors (“digital MVPDs”), primarily in the U.S.

•

Television, which principally consists of the acquisition, marketing and distribution of broadcast network programming nationally under the FOX brand and the operation of 28 full power broadcast television stations, including 11 duopolies, in the U.S. Of these stations, 17 are affiliated with the FOX Network, 10 are affiliated with MyNetworkTV and one is an independent station.

•

Other, Corporate and Eliminations, which principally consists of corporate overhead costs, intracompany eliminations and the FOX Studios lot. The FOX Studios lot, located in Los Angeles, California, provides television and film production services along with office space, studio operation services and includes all operations of the facility.

Cable Network Programming and Television

The Cable Network Programming and Television industries continue to evolve rapidly, with changes in technology leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume content. Content owners are increasingly delivering their content directly to consumers over the Internet and innovations in distribution platforms have enabled consumers to view Internet-delivered content on televisions and portable devices. These changes in technologies and consumer behavior have contributed to declines in the number of subscribers to traditional MVPD services, and these declines are expected to continue and possibly accelerate in the future.

At the same time, expenditures by advertisers are affected by technologies that allow users to view programming from a remote location or on a time-delayed basis and provide users the ability to fast-forward, rewind, pause and skip programming and advertisements. Furthermore, the pricing and volume of advertising may be affected by shifts in spending from more traditional media and toward digital and mobile offerings, which can deliver targeted advertising more promptly, or toward newer ways of purchasing advertising.

Given these changes in technology and consumption habits, the Company believes its strength in “appointment-based” content provides the Company with a strategic advantage. FOX differentiates itself from its competitors by focusing on audiences at meaningful scale watching premium content in real time and by attracting sales from advertising customers who want to reach larger audiences within specified time parameters. As the share of live news and sports consumption has increased across television viewing overall from approximately 23% of all live viewership in calendar 2014 to approximately 30% in calendar 2018, FOX has strategically built one of the most-followed news and sports platforms in the country. Real-time consumption of live news and sports programming has increased approximately 9% from 2014 to 2018. FOX’s franchises are leaders in these growing categories, generating strong demand from both advertisers and traditional and digital MVPDs. As viewers increasingly move toward ad-free or delayed viewing, we believe the scale of our live audiences and premium nature of the content we deliver across our channels increasingly differentiate us from our competitors. Audiences engage with FOX’s content in real-time and, as a result, our offerings have become more valuable to distributors and advertisers, leading to higher revenues for FOX. In addition, we have expanded the distribution of our premium content across digital MVPDs. Nearly all of our networks are offered in all major digital MVPD services and we are cultivating direct interactions between FOX brands and consumers outside of traditional linear television.

The Company operates in a highly competitive industry and its performance is dependent, to a large extent, on the impact of changes in consumer behavior as a result of new technologies, the sale of advertising on its cable and broadcast networks and television stations, maintenance, renewal and terms of its carriage, affiliation and content agreements and programming rights, the popularity of its content, general economic conditions (including financial market conditions), the Company’s ability to manage its businesses effectively, and its relative strength and leverage in the industry. For more information, see Item 1. “Business” and Item 1A. “Risk Factors” included herein.

The Company’s Cable Network Programming and Television segments derive a majority of their revenues from affiliate fees for the transmission of content and advertising sales. For fiscal 2019, the Company generated revenues of $11.4 billion, of which approximately 49% was generated from affiliate fees, 44% was generated from advertising, and 7% was generated from other operating activities.

Affiliate fees primarily include (i) monthly subscriber-based license and retransmission consent fees paid by programming distributors that carry our cable networks and our owned and operated television stations; and (ii) fees received from television stations that are affiliated with the FOX Network. U.S. law governing retransmission consent provides a mechanism for the television stations owned by the Company to seek and obtain payment from traditional MVPDs who carry the Company’s broadcast signals.

Affiliate fee revenues are net of the amortization of cable distribution investments (capitalized fees paid to U.S. MVPDs typically to facilitate the carriage of a domestic cable network). The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period. Traditional MVPDs are currently the predominant means of distribution of the Company’s program services, while digital MVPDs have become an increasingly significant share of overall distribution.

Revenues are impacted by rate changes, changes in the number of subscribers to the Company’s content, changes in the expenditures by advertisers, as well as the impact of state, congressional and presidential elections cycles and of special events impacting advertising revenues, such as the National Football League’s (“NFL”) Super Bowl, which is broadcast on the FOX Network on a rotating basis with other networks, Major League Baseball’s (“MLB”) World Series, and the Fédération Internationale de Football Association (“FIFA”) World Cup, which occurs every four years (for each of women and men), and other regular and post-season sporting events delivered to consumers on the Company’s broadcast television and cable networks.

The most significant operating expenses of the Cable Network Programming segment and the Television segment are acquisition and production expenses related to programming, marketing and promotional expenses, and expenses related to broadcasting the Company’s programming. Marketing and promotional expenses relate to improving the market visibility and awareness of the cable network or broadcaster and its programming. Additional expenses include salaries, employee benefits, rent and other routine overhead expenses.

The profitability of U.S. national sports contracts is based on the Company’s best estimates at June 30, 2019 of attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline materially from estimates applied at June 30, 2019, amortization of rights may be accelerated. Should revenues improve as compared to estimated revenues, the Company may have improved results related to the applicable contract, which may be recognized over the remaining contract term.

Other Business Developments

In August 2019, the Company announced the entry into a definitive merger agreement for the proposed acquisition of 67% of the equity in Credible Labs Inc. (“Credible”), a U.S. consumer finance marketplace, for Australian dollar 390 million (approximately $265 million) in cash (the “Credible Acquisition”). In addition, the Company has agreed to commit up to $75 million of capital to Credible over approximately two years following the closing of the Credible Acquisition. The Credible Acquisition is subject to the receipt of Credible shareholder and regulatory approvals and other customary closing conditions. Subject to the satisfaction or waiver of the closing conditions, the Credible Acquisition is expected to close by December 31, 2019.

In May 2019, the Company and The Stars Group Inc. (“The Stars Group”) announced plans to launch FOX Bet, a national media and sports wagering partnership in the U.S. FOX Sports and The Stars Group have entered into a long-term commercial arrangement through which FOX Sports will provide The Stars Group with an exclusive license to use certain FOX Sports trademarks. In addition, the Company invested $236 million to acquire a 4.99% equity interest in The Stars Group.

In the first quarter of fiscal 2019, the Company invested, in the aggregate, approximately $100 million in cash for a minority equity interest in Caffeine, Inc. (“Caffeine”), a social broadcasting platform for gaming, entertainment and other creative content, and Caffeine Studio, LLC (“Caffeine Studios”), a newly formed venture that is jointly owned by the Company and Caffeine.

RESULTS OF OPERATIONS

Results of Operations—Fiscal 2019 versus Fiscal 2018

The following table sets forth the Company’s operating results for fiscal 2019, as compared to fiscal 2018:

	For the years ended June 30,
	2019	2018	Change	% Change
	(in millions, except %)
Revenues
Affiliate fee	$5,512	$4,923	$589	12%
Advertising	5,056	4,598	458	10%
Other	821	632	189	30%

Total revenues	11,389	10,153	1,236	12%
Operating expenses	(7,327)	(6,505)	(822)	13%
Selling, general and administrative	(1,419)	(1,209)	(210)	17%
Depreciation and amortization	(212)	(171)	(41)	24%
Impairment and restructuring charges	(26)	(16)	(10)	63%
Interest expense	(203)	(43)	(160)	**
Interest income	41	-	41	**
Other, net	(19)	(39)	20	(51)%

Income before income tax (expense) benefit	2,224	2,170	54	2%
Income tax (expense) benefit	(581)	58	(639)	**
	-
Net income	1,643	2,228	(585)	(26)%
Less: Net income attributable to noncontrolling interests	(48)	(41)	(7)	17%

Net income attributable to Fox Corporation stockholders	$1,595	$2,187	$(592)	(27)%

**	not meaningful

Overview—The Company’s revenues increased 12% for fiscal 2019, as compared to fiscal 2018, due to higher affiliate fee, advertising and other revenues. The increase in affiliate fee revenue was primarily attributable to higher average rates per subscriber across all networks, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals. The increase in advertising revenue was primarily due to the broadcast of FOX’s inaugural season of NFL Thursday Night Football (“TNF”) and an additional NFL postseason game on the FOX Network, higher cyclical political advertising revenue due to the U.S. midterm elections at the FOX Television Stations and higher digital advertising revenue at FOX News. The increase in other revenues was primarily due to higher digital content licensing revenue at the FOX Network.

Operating expenses increased 13% for fiscal 2019, as compared to fiscal 2018, primarily due to higher sports programming rights amortization and production costs, including the additional NFL games, and the recognition of a write-down of approximately $55 million related to entertainment and syndicated programming rights (See Note 5—Inventories, net to the accompanying Financial Statements of FOX).

Selling, general and administrative expenses increased 17% primarily due to higher costs in fiscal 2019 related to operating as a standalone public company following the Distribution as compared to allocated costs in fiscal 2018. Also contributing to the increase in selling, general and administrative expenses were higher allocated costs of approximately $50 million for the first three quarters of fiscal 2019, as compared to the corresponding period of fiscal 2018, principally due to an increase in revenues which was the primary measure to allocate on a pro rata basis certain general corporate expenses from 21CF. In addition, fiscal 2019 includes equity-based compensation costs of approximately $15 million related to the initial grant of restricted stock units and stock options under the Fox Corporation 2019 Shareholder Alignment Plan (See Note 11—Equity-Based Compensation to the accompanying Financial Statements of FOX).

Depreciation and amortization—Depreciation and amortization expense increased 24% primarily due to higher costs in fiscal 2019 related to operating as a standalone public company following the Distribution as compared to a full year of allocated costs in fiscal 2018.

Interest expense—Interest expense increased $160 million for fiscal 2019, as compared to fiscal 2018, primarily due to the issuance of $6.8 billion of senior notes in January 2019 and the effect of the bridge credit agreement commitment letter which was entered into in December 2017, including the write-off of unamortized costs as a result of the termination of the bridge credit agreement in March 2019 (See Note 9—Borrowings to the accompanying Financial Statements of FOX for additional information).

Interest income—Interest income increased $41 million for fiscal 2019, as compared to fiscal 2018, primarily due to a higher average cash balance and higher average interest rates.

Other, net—See Note 20—Additional Financial Information to the accompanying Financial Statements of FOX under the heading “Other, net.”

Income tax (expense) benefit—The Company’s tax provision and related effective tax rate of 26% for fiscal 2019 was higher than the statutory rate of 21% primarily due to the impact of state taxes.

The Company’s tax provision and related effective tax rate of (3)% for fiscal 2018 was lower than the statutory rate of 28% primarily due to a provisional $607 million tax benefit which reflects the effects of the legislation in the U.S. passed on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) (See Note 2—Summary of Significant Accounting Policies to the accompanying Financial Statements of FOX under the heading “U.S. Tax Reform”).

Net income—Net income decreased 26% for fiscal 2019, as compared to fiscal 2018, primarily due to the absence of an income tax benefit resulting from the Tax Act in the prior year.

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

Beginning with the announcement of the Company’s financial results for the third quarter of fiscal 2019, the Company has renamed as “Segment EBITDA” the measure that it previously referred to as “Segment OIBDA”. The definition of this measure has not changed: Segment EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Interest expense, Interest income, Other, net and Income tax (expense) benefit. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

Management believes that information about Total Segment EBITDA assists all users of the Company’s Financial Statements by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect net income, thus providing insight into both operations and the other factors that affect reported results. Total Segment EBITDA provides management, investors and equity analysts a measure to analyze the operating performance of the Company’s business and its enterprise value against historical data and competitors’ data, although historical results, including Segment EBITDA and Total Segment EBITDA, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

Total Segment EBITDA may be considered a non-GAAP financial measure and should be considered in addition to, not as a substitute for, net income, cash flow and other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”). In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment charges, which are significant components in assessing the Company’s financial performance. Total Segment EBITDA may not be comparable to similarly titled measures reported by other companies.

Fiscal 2019 versus Fiscal 2018

The following table reconciles Income before income tax (expense) benefit to Total Segment EBITDA for fiscal 2019, as compared to fiscal 2018:

	For the years ended June 30,
	2019	2018	Change	% Change
	(in millions, except %)
Income before income tax (expense) benefit	$2,224	$2,170	$54	2%
Add
Amortization of cable distribution investments	38	53	(15)	(28)%
Depreciation and amortization	212	171	41	24%
Impairment and restructuring charges	26	16	10	63%
Interest expense	203	43	160	**
Interest income	(41)	-	(41)	**
Other, net	19	39	(20)	(51)%

Total Segment EBITDA	$2,681	$2,492	$189	8%

**	not meaningful

The following table sets forth the computation of Total Segment EBITDA for fiscal 2019, as compared to fiscal 2018:

	For the years ended June 30,
	2019	2018	Change	% Change
	(in millions, except %)
Revenues	$11,389	$10,153	$1,236	12%
Operating expenses	(7,327)	(6,505)	(822)	13%
Selling, general and administrative	(1,419)	(1,209)	(210)	17%
Amortization of cable distribution investments	38	53	(15)	(28)%

Total Segment EBITDA	$2,681	$2,492	$189	8%

The following tables set forth the Company’s Revenues and Segment EBITDA for fiscal 2019, as compared to fiscal 2018:

	For the years ended June 30,
	2019	2018	Change	% Change
	(in millions, except %)
Revenues
Cable Network Programming	$5,381	$5,049	$332	7%
Television	5,979	5,106	873	17%
Other, Corporate and Eliminations	29	(2)	31	**

Total revenues	$11,389	$10,153	$1,236	12%

**	not meaningful

	For the years ended June 30,
	2019	2018	Change	% Change
	(in millions, except %)
Segment EBITDA
Cable Network Programming	$2,495	$2,308	$187	8%
Television	470	379	91	24%
Other, Corporate and Eliminations	(284)	(195)	(89)	(46)%

Total Segment EBITDA	$2,681	$2,492	$189	8%

Cable Network Programming (47% and 50% of the Company’s revenues in fiscal 2019 and 2018, respectively)

	For the years ended June 30,
	2019	2018	Change	% Change
	(in millions, except %)
Revenues
Affiliate fee	$3,804	$3,541	$263	7%
Advertising	1,184	1,120	64	6%
Other	393	388	5	1%

Total revenues	5,381	5,049	332	7%
Operating expenses	(2,477)	(2,394)	(83)	3%
Selling, general and administrative	(447)	(400)	(47)	12%
Amortization of cable distribution investments	38	53	(15)	(28)%

Segment EBITDA	$2,495	$2,308	$187	8%

Revenues at the Cable Network Programming segment increased for fiscal 2019, as compared to fiscal 2018, primarily due to higher affiliate fee and advertising revenues. The increase in affiliate fee revenue was primarily attributable to higher average rates per subscriber across all networks, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, partially offset by the impact of a lower average number of subscribers across almost all networks. The decrease in the average number of subscribers was due to a reduction in subscribers to traditional MVPDs, partially offset by an increase in digital MVPD subscribers. The increase in advertising revenue was primarily due to higher digital advertising revenue at FOX News and higher ratings for the daily studio programming at FS1, partially offset by the broadcast of two fewer 2018 MLB postseason games at FS1 and the absence of Ultimate Fighting Championship (“UFC”) in the second half of fiscal 2019.

Cable Network Programming Segment EBITDA increased for fiscal 2019, as compared to fiscal 2018, primarily due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased principally due to higher sports programming rights amortization and production costs, including the impact of higher amortization for college sports, National Association of Stock Car Auto Racing (“NASCAR”) and the FIFA World Cup events and the addition of Premier Boxing Champions at FS1, partially offset by the absence of UFC in the second half of fiscal 2019 and the UEFA Champions League. Also contributing to the increase in operating expenses were launch costs incurred in connection with the Company’s direct-to-consumer initiative at FOX News. Selling, general and administrative expenses increased primarily due to higher costs in fiscal 2019 related to operating as a standalone public company following the Distribution as compared to a full year of allocated costs in fiscal 2018.

Television (52% and 50% of the Company’s revenues in fiscal 2019 and 2018, respectively)

	For the years ended June 30,
	2019	2018	Change	% Change
	(in millions, except %)
Revenues
Advertising	$3,872	$3,478	$394	11%
Affiliate fee	1,708	1,382	326	24%
Other	399	246	153	62%

Total revenues	5,979	5,106	873	17%
Operating expenses	(4,847)	(4,113)	(734)	18%
Selling, general and administrative	(662)	(614)	(48)	8%

Segment EBITDA	$470	$379	$91	24%

Revenues at the Television segment increased for fiscal 2019, as compared to fiscal 2018, due to higher advertising, affiliate fee and other revenues. The increase in advertising revenue was primarily due to the broadcast of FOX’s inaugural season of TNF and an additional NFL postseason game on the FOX Network and higher cyclical political advertising revenue due to the U.S. midterm elections at the FOX Television Stations. Also contributing to the increase in advertising revenue was higher pricing for entertainment programming at the FOX Network and the broadcast of the FIFA World Cup events, partially offset by two fewer broadcasts of the 2018 MLB World Series games and lower ratings for entertainment programming on the FOX Network. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network. The increase in other revenues was primarily due to higher digital content licensing revenue at the FOX Network.

Television Segment EBITDA increased for fiscal 2019, as compared to fiscal 2018, due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased primarily due to higher sports programming rights amortization and production costs, including the additional NFL games as well as higher amortization for the FIFA World Cup events, and the recognition of a write-down of approximately $55 million related to entertainment and syndicated programming rights (See Note 5—Inventories, net to the accompanying Financial Statements of FOX). Partially offsetting these increases in operating expenses were lower entertainment programming rights amortization and marketing costs as a result of fewer hours of original programming in fiscal 2019 as compared to fiscal 2018. Selling, general and administrative expenses increased primarily due to higher costs in fiscal 2019 related to operating as a standalone public company following the Distribution as compared to a full year of allocated costs in fiscal 2018.

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

The Company’s principal source of liquidity is internally generated funds which are highly dependent upon the continuation of affiliate agreements and the state of the advertising markets. The Company has an unused five-year $1.0 billion unsecured revolving credit facility (See Note 9—Borrowings to the accompanying Financial Statements of FOX) and has access to the worldwide capital markets, subject to market conditions. As of June 30, 2019, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any noncompliance with such covenants.

The principal uses of cash that affect the Company’s liquidity position include the following: the acquisition of rights and related payments for entertainment and sports programming; operational expenditures including marketing and promotional expenses; expenses related to broadcasting the Company’s programming along with investing approximately $150 million to $200 million in establishing standalone technical facilities over the two years following the Distribution; employee and facility costs; capital expenditures; acquisitions; interest and dividend payments; and debt repayments.

In addition to the acquisitions, sales and possible acquisitions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Sources and Uses of Cash—Fiscal 2019 vs. Fiscal 2018

Net cash provided by operating activities for fiscal 2019 and 2018 was as follows (in millions):

For the years ended June 30,	2019	2018
Net cash provided by operating activities	$2,524	$1,317

The increase in net cash provided by operating activities during fiscal 2019, as compared to fiscal 2018, is primarily due to lower cash payments for entertainment programming and higher sports programming rights amortization over cash payments at the Television segment and higher operating results.

Net cash (used in) provided by investing activities for fiscal 2019 and 2018 was as follows (in millions):

For the years ended June 30,	2019	2018
Net cash (used in) provided by investing activities	$(637)	$128

The change in net cash (used in) provided by investing activities during fiscal 2019, as compared to fiscal 2018, was primarily due to the investments in The Stars Group, Caffeine and Caffeine Studios and the absence of cash received from the Federal Communications Commission’s (“FCC”) completed reverse auction for broadcast spectrum (See Note 3—Acquisitions, Disposals and Other Transactions to the accompanying Financial Statements of FOX).

Net cash (used in) provided by financing activities for fiscal 2019 and 2018 was as follows (in millions):

For the years ended June 30,	2019	2018
Net cash (used in) provided by financing activities	$(1,153)	$1,036

The change in net cash (used in) provided by financing activities during fiscal 2019, as compared to fiscal 2018, was primarily due to Net transfers to Twenty-First Century Fox, Inc. of $1,233 million in fiscal 2019, as compared to Net transfers from Twenty-First Century Fox, Inc. of $1,113 million in fiscal 2018. Also contributing to the change in net cash (used in) provided by financing activities was the Dividend of $8.5 billion paid to 21CF net of the $2 billion cash payment received from Disney and the semi-annual cash dividend paid to the Company’s stockholders in June 2019, partially offset by the proceeds from the issuance of $6.8 billion of senior notes in January 2019 (See Note 9—Borrowings to the accompanying Financial Statements of FOX for additional information). The nature of activities included in Net transfers (to) from Twenty-First Century Fox, Inc. includes financing activities, capital transfers, cash sweeps, other treasury services and corporate expenses. Prior to December 31, 2017, the majority of the cash balances were swept to 21CF on a daily basis and the Company received capital from 21CF for the Company’s cash needs. Effective January 1, 2018, the Company ceased participating in 21CF’s capital and cash management accounts.

Dividends

In May 2019, the Company declared a semi-annual dividend of $0.23 per share on both the Class A Common Stock and the Class B Common Stock, which was paid on June 3, 2019 to the stockholders of record on May 20, 2019. Subsequent to June 30, 2019, the Company declared a semi-annual dividend of $0.23 per share on both the Class A Common Stock and the Class B Common Stock, resulting in an expected prospective annual dividend of $0.46 per share. The dividend declared subsequent to June 30, 2019 is payable on October 2, 2019 with a record date for determining dividend entitlements of September 4, 2019.

Based on the number of shares outstanding as of June 30, 2019 and the prospective annual dividend rate stated above, the total aggregate cash dividends expected to be paid to stockholders in fiscal 2020 is approximately $285 million.

Debt Instruments

In January 2019, the Company issued approximately $6.8 billion of senior notes (See Note 9—Borrowings to the accompanying Financial Statements of FOX).

Ratings of the senior notes

The following table summarizes the Company’s credit ratings as of June 30, 2019:

Rating Agency	Senior Debt	Outlook
Moody's	Baa2	Stable
Standard & Poor's	BBB	Stable

Revolving Credit Agreement

In March 2019, the Company entered into an unsecured $1.0 billion revolving credit facility with a maturity date of March 2024 (See Note 9—Borrowings to the accompanying Financial Statements of FOX).

Bridge Credit Agreement

In March 2019, the Company entered into an unsecured $1.7 billion 364-Day Bridge Term Loan Agreement, which was also terminated in the same month (See Note 9—Borrowings to the accompanying Financial Statements of FOX).

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”), to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2019:

	As of June 30, 2019
	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Operating leases
Land and buildings	$725	$139	$260	$147	$179
Other	79	19	37	12	11
Other commitments
Borrowings	6,800	-	750	1,250	4,800
Sports programming rights	31,444	3,975	13,246	4,363	9,860
Entertainment programming rights	820	555	223	42	-
Other commitments and contractual obligations	710	204	287	106	113

Total commitments, borrowings and contractual obligations	$40,578	$4,892	$14,803	$5,920	$14,963

For additional details on commitments see Note 13—Commitments and Contingencies to the accompanying Financial Statements of FOX under the headings “Operating leases,” “Sports programming rights” and “Other commitments and contractual obligations.”

Pension and other postretirement benefits and uncertain tax benefits

The table excludes the Company’s pension, other postretirement benefits (“OPEB”) obligations and the gross unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing. The Company made contributions of $83 million and $30 million to its direct pension plans in fiscal 2019 and 2018, respectively. The majority of these contributions were voluntarily made to improve the funded status of the plans. Future plan contributions are dependent upon actual plan asset returns, interest rates and statutory requirements. Assuming that actual plan asset returns are consistent with the Company’s expected plan returns in fiscal 2020 and beyond, and that interest rates remain constant, the Company would not be required to make any material contributions to its pension plans for the immediate future. Required pension plan contributions for the next fiscal year are not expected to be material but the Company may make voluntary contributions in future periods. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s pension plans. The Company does not expect its net OPEB payments to be material in fiscal 2020 (See Note 14—Pension and Other Postretirement Benefits to the accompanying Financial Statements of FOX for further discussion of the Company’s pension and OPEB plans).

Contingencies

See Note 13—Commitments and Contingencies to the accompanying Financial Statements of FOX under the heading “Contingencies.”

CRITICAL ACCOUNTING POLICIES

An accounting policy is considered to be critical if it is important to the Company’s financial condition and results of operations and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management of the Company and the related disclosures have been reviewed with the Audit Committee of the Company’s Board of Directors. For the Company’s summary of significant accounting policies, see Note 2—Summary of Significant Accounting Policies to the accompanying Financial Statements of FOX.

Use of Estimates

See Note 2—Summary of Significant Accounting Policies to the accompanying Financial Statements of FOX under the heading “Use of Estimates.”

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

Cable Network Programming and Television

The Company generates advertising revenue from sales of commercial time within the Company’s network programming to be aired by television networks and cable channels, and from sales of broadcast advertising time on the Company’s owned and operated television stations and various digital properties. Advertising revenue from customers, primarily advertising agencies, is recognized as the commercials are aired. Certain of the Company’s advertising contracts have guarantees of a certain number of targeted audience views, referred to as impressions. Revenues for any audience deficiencies are deferred until the guaranteed number of impressions is met, by providing additional advertisements. Advertising contracts, which are generally short-term, are billed monthly for the spots aired during the month, with payments due shortly after the invoice date.

The Company generates affiliate fee revenue from affiliate agreements with traditional and digital MVPDs for cable network programming and for the broadcast of the Company’s owned and operated television stations. In addition, the Company generates affiliate fee revenue from affiliate agreements with independently owned television stations that are affiliated with the FOX Network and receive retransmission consent fees from traditional and digital MVPDs for their signals. Affiliate fee revenue is recognized at a point in time when the network programming, a functional license of intellectual property, is made available to the customer which is done on a continuous basis. For contracts with affiliate fees based on the number of the affiliate’s subscribers, revenues are recognized based on the contractual rate multiplied by the estimated number of subscribers each period. For contracts with fixed affiliate fees, revenues are recognized based on the relative standalone selling price of the network programming provided over the contract term, which generally reflects the invoiced amount. Affiliate contracts are generally multi-year contracts with payments due monthly.

The Company classifies the amortization of cable distribution investments (capitalized fees paid to MVPDs to facilitate carriage of a cable network) against affiliate fee revenue in accordance with Accounting Standards Codification (“ASC”) 606-10-32-25 through 27, “Revenue Recognition—Consideration Payable to a Customer.” The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period.

Programming

Costs incurred in acquiring program rights or producing programs are accounted for in accordance with ASC 920, “Entertainment—Broadcasters.” Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Television broadcast network entertainment programming, which includes acquired series, co-produced series, movies and other programs, are amortized primarily on an accelerated basis. Management regularly reviews, and revises when necessary, its total revenue estimates on a contract basis, which may result in a change in the rate of amortization and/or a write-down of the asset to fair value.

As a result of the evaluation of the recoverability of the unamortized costs associated with the Company’s programming rights, the Company recognized a write-down of approximately $55 million related to entertainment and syndicated programming rights at the Television segment, which was recorded in Operating expenses in the Consolidated Statement of Operations for fiscal 2019.

The Company has single and multi-year contracts for broadcast rights of programs and sporting events. The costs of multi-year national sports contracts at the FOX Network and the Company’s sports channels are primarily charged to expense and allocated to segments based on the ratio of each current period’s attributable revenue for each contract to the estimated total remaining attributable revenue for each contract. Estimates can change and accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material. The recoverability of certain sports rights contracts for content broadcast on the FOX Network and the Company’s sports channels is assessed on an aggregate basis.

Goodwill and Intangible Assets

The Company’s intangible assets include goodwill, FCC licenses, MVPD affiliate agreements and relationships and trademarks and other copyrighted products. Intangible assets acquired in business combinations are recorded at their estimated fair value at the date of acquisition. Goodwill is recorded as the difference between the consideration transferred to acquire entities and the estimated fair values assigned to their tangible and identifiable intangible net assets and is assigned to one or more reporting units for purposes of testing for impairment. The judgments made in determining the estimated fair value assigned to each class of intangible assets acquired, their reporting unit, as well as their useful lives can significantly impact net income.

The Company accounts for its business combinations under the acquisition method of accounting. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the tangible net assets acquired is recorded as intangibles, including goodwill. Amounts recorded as goodwill are assigned to one or more reporting units. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. Identifying reporting units and assigning goodwill to them requires judgment involving the aggregation of business units with similar economic characteristics and the identification of existing business units that benefit from the acquired goodwill. The Company allocates goodwill to disposed businesses using the relative fair value method.

Carrying values of goodwill and intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC 350 “Intangibles—Goodwill and Other.” The Company’s impairment review is based on, among other methods, a discounted cash flow approach that requires significant management judgment. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired and require the Company to perform an interim impairment test.

The Company uses direct valuation methods to value identifiable intangibles for acquisition accounting and impairment testing. The direct valuation method used for FCC licenses requires, among other inputs, the use of published industry data that are based on subjective judgments about future advertising revenues in the markets where the Company owns television stations. This method also involves the use of management’s judgment in estimating an appropriate discount rate reflecting the risk of a market participant in the U.S. broadcast industry. The resulting fair values for FCC licenses are sensitive to these long-term assumptions and any variations to such assumptions could result in an impairment to existing carrying values in future periods and such impairment could be material.

During fiscal 2019, the Company determined that the goodwill and indefinite-lived intangible assets included in the accompanying Consolidated Balance Sheet of FOX as of June 30, 2019 were not impaired. The Company determined there are no reporting units with goodwill considered to be at risk and will continue to monitor its goodwill and intangible assets for possible future impairment.

See Note 8—Goodwill and Intangible Assets, net to the accompanying Financial Statements of FOX under the heading “Annual Impairment Review” for further discussion.

Income Taxes

The Company is subject to income tax in various domestic jurisdictions. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating its tax positions, including evaluating uncertainties under ASC 740, “Income Taxes.”

The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

For information regarding the impact of the Tax Act, see Note 2—Summary of Significant Accounting Policies to the accompanying Financial Statements of FOX under the heading “U.S. Tax Reform.”

Employee Costs

The measurement and recognition of costs of the Company’s pension and OPEB plans require the use of significant management judgments, including discount rates, expected return on plan assets and other actuarial assumptions.

The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. Pension plans and postretirement benefit plans are closed to new participants with the exception of a small group covered by collective bargaining agreements. Prior to the Separation and the Distribution, certain of the Company’s employees participated in defined benefit pension and postretirement plans sponsored by 21CF (“Shared Plans”), which include participants of other 21CF subsidiaries. Shared Plans were accounted for as multiemployer benefit plans. Therefore, no asset or liability were recorded to recognize the funded status. In contemplation of the Separation and the Distribution, the pension and other postretirement benefit assets and liabilities of the Shared Plans allocable to the Company’s employees were transferred to the Company in fiscal 2019 (See Note 14—Pension and Other Postretirement Benefits to the accompanying Financial Statements of FOX).

For financial reporting purposes, net periodic pension expense is calculated based upon a number of actuarial assumptions, including a discount rate, an expected rate of return on plan assets and mortality. The Company considers current market conditions, including changes in investment returns and interest rates, in making these assumptions. In developing the expected long-term rate of return, the Company considered the pension portfolio’s future return expectations of the various asset classes. The expected long-term rate of return is based on an asset allocation assumption of 50% equity securities, 25% fixed income securities and 25% in other investments.

The discount rate reflects the market rate for high-quality fixed income investments on the Company’s annual measurement date of June 30 and is subject to change each fiscal year. The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The rate was determined by matching the Company’s expected benefit payments for the plans to a hypothetical yield curve developed using a portfolio of several hundred high-quality non-callable corporate bonds.

The key assumptions used in developing the Company’s fiscal 2019 net periodic pension expense for its plans consist of the following:

2019
(in millions, except %)
Discount rate for service cost	4.6%
Discount rate for interest cost	4.1%

Assets

Expected rate of return	7.0%
Actual return	$50
Expected return	30

Actuarial gain	$20

Discount rates are volatile from year to year because they are determined based upon the prevailing rates as of the measurement date. The Company will utilize discount rates of 3.7% and 3.2% in calculating the fiscal 2020 service cost and interest cost, respectively, for its plans. The Company will use a long-term rate of return of 7.0% for fiscal 2020 based principally on future return expectation of the plans’ asset mix. The accumulated net pre-tax losses on the Company’s pension plans as of June 30, 2019 were $385 million which increased from $80 million as of June 30, 2018. This increase of $305 million was primarily due to the transfer of pension benefit plan assets and liabilities allocable to the Company’s employees from 21CF and the change in the discount rate assumption utilized in measuring plan obligations. Lower discount rates increase present values of benefit obligations and increase the Company’s deferred losses and also increase subsequent-year pension expense. Higher discount rates decrease the present values of benefit obligations and reduce the Company’s accumulated net loss and also decrease subsequent-year pension expense. These deferred losses are being systematically recognized in future net periodic pension expense in accordance with ASC 715, “Compensation—Retirement Benefits.” Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (“PBO”) are recognized over the average future service of the plan participants or average future life of the plan participants.

The Company made contributions of $83 million, $30 million and $29 million to its pension plans in fiscal 2019, 2018 and 2017, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans which were impacted by the economic conditions noted above. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2020 and beyond, and that interest rates remain constant, the Company would not be required to make any material statutory contributions to its pension plans for the immediate future. The Company will continue to make voluntary contributions as necessary to improve funded status.

Changes in net periodic pension expense may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Increase $3 million	Increase $39 million
0.25 percentage point increase in discount rate	Decrease $3 million	Decrease $37 million
0.25 percentage point decrease in expected rate of return on assets	Increase $2 million	-
0.25 percentage point increase in expected rate of return on assets	Decrease $2 million	-

Fiscal 2020 net periodic pension expense for the Company’s pension plans is expected to be approximately $50 million, which is consistent with fiscal 2019.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies to the accompanying Financial Statements of FOX under the heading “Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform.”

Caution Concerning Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical or current fact are “forward-looking statements” for purposes of federal and state securities laws, including any statements regarding (i) future earnings, revenues or other measures of the Company’s financial performance; (ii) the Company’s plans, strategies and objectives for future operations; (iii) proposed new programming or other offerings; (iv) future economic conditions or performance; (v) estimated annual recurring costs relating to FOX operating as a standalone, publicly traded company; and (vi) assumptions underlying any of the foregoing. Forward-looking statements may include, among others, the words “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “outlook” or any other similar words.

Although the Company’s management believes that the expectations reflected in any of the Company’s forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any forward-

looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC. Important factors that could cause the Company’s actual results, performance and achievements to differ materially from those estimates or projections contained in the Company’s forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions and the following factors:

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

•	the loss of affiliation or carriage agreements or arrangements where the Company makes its content available for viewing through online video platforms;
•

the popularity of the Company’s content, including special sports events, and the continued popularity of the sports franchises, leagues and teams for which the Company has acquired programming rights;

•	the Company’s ability to renew programming rights, particularly sports programming rights, on sufficiently favorable terms;
•	damage to the Company’s brands or reputation;
•	the inability to realize the anticipated benefits of the Company’s strategic investments and acquisitions;
•

a degradation, failure or misuse of the Company’s network and information systems and other technology relied on by the Company that causes a disruption of services or improper disclosure of personal data or other confidential information;

•	content piracy and signal theft and the Company’s ability to protect its intellectual property rights;
•	the loss of key personnel;
•	the effect of labor disputes, including labor disputes involving professional sports leagues whose games or events the Company has the right to broadcast;
•	changes in tax, federal communications or other laws, regulations, practices or the interpretations thereof;
•	the impact of any investigations or fines from governmental authorities, including FCC rules and policies and FCC decisions regarding revocation, renewal or grant of station licenses;
•	the failure or destruction of satellites or transmitter facilities the Company depends on to distribute its programming;
•	lower than expected valuations associated with one of the Company’s reporting units, indefinite-lived intangible assets, investments or long-lived assets;
•	changes in GAAP or other applicable accounting standards and policies;
•

the Company’s very limited operating history as a standalone, publicly traded company and the risk that the Company is unable to make, on a timely or cost-effective basis, the changes necessary to operate effectively as a standalone, publicly traded company;

•

increased costs in connection with the Company operating as a standalone, publicly traded company following the Distribution and the loss of synergies the Company enjoyed from operating as part of 21CF;

•

the Company’s reliance on 21CF to provide the Company various services during a transition period under the transition services agreement including broadcast operations, sports production, information and technology, and other services, and the risks that 21CF does not properly provide the services under this agreement or that the Company is unable to provide or obtain such services following the transition period (or during the transition period, if 21CF does not properly provide them in a timely and cost effective manner);

•	the Company’s ability to secure additional capital on acceptable terms;
•

the impact of any payments the Company is required to make or liabilities it is required to assume under the Separation Agreement and the indemnification arrangements entered into in connection with the Separation and the Distribution; and

•	the other risks and uncertainties detailed in Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

Forward-looking statements in this Annual Report on Form 10-K speak only as of the date hereof, and forward-looking statements in documents that are incorporated by reference hereto speak only as of the date of those documents. The Company does not undertake any obligation to update or release any revisions to any forward-looking statement made herein or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or to conform such statements to actual results or changes in our expectations, except as required by law.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to two types of market risk: changes in interest rates and stock prices. The Company neither holds nor issues financial instruments for trading purposes.

The following sections provide quantitative and qualitative information on the Company’s exposure to interest rate risk and stock price risk. The Company makes use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

Interest Rates

The Company’s current financing arrangements and facilities include $6.8 billion of outstanding fixed-rate debt, before adjustments for unamortized debt issuance costs (See Note 9—Borrowings to the accompanying Financial Statements of FOX).

Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. As of June 30, 2019, all of the Company's financial instruments with exposure to interest rate risk were denominated in U.S. dollars and no variable-rate debt was outstanding. Information on financial instruments with exposure to interest rate risk is presented below:

	As of June 30,
	2019	2018
	(in millions)
Fair Value
Borrowings: liability(a)	$(7,643)	$-

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates: loss	$(259)	$-

(a)	In January 2019, the Company issued approximately $6.8 billion of senior notes (See Note 9—Borrowings to the accompanying Financial Statements of FOX).

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. Information on the Company’s investments with exposure to stock price risk is presented below:

	As of June 30,
	2019	2018
	(in millions)
Fair Value
Total fair value of common stock investments	$761	$257
Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices: loss(a)	$(76)	$(26)

(a)

These investments are recorded at fair value each reporting period and, beginning July 1, 2018, any associated unrealized gains and losses are recorded in the Statements of Operations (See Note 2—Summary of Significant Accounting Policies to the accompanying Financial Statements of FOX under the heading “Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform”).

Concentrations of Credit Risk

See Note 2—Summary of Significant Accounting Policies to the accompanying Financial Statements of FOX under the heading “Concentrations of credit risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOX CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fox Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheets of Fox Corporation (the “Company”) as of June 30, 2019 and 2018, the related consolidated and combined statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

New York, New York

August 9, 2019

FOX CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended June 30,
	2019	2018	2017
Revenues	$11,389	$10,153	$9,921
Operating expenses	(7,327)	(6,505)	(6,100)
Selling, general and administrative	(1,419)	(1,209)	(1,092)
Depreciation and amortization	(212)	(171)	(169)
Impairment and restructuring charges	(26)	(16)	(165)
Interest expense	(203)	(43)	(23)
Interest income	41	-	-
Other, net	(19)	(39)	(131)

Income before income tax (expense) benefit	2,224	2,170	2,241
Income tax (expense) benefit	(581)	58	(832)

Net income	1,643	2,228	1,409
Less: Net income attributable to noncontrolling interests	(48)	(41)	(37)

Net income attributable to Fox Corporation stockholders	$1,595	$2,187	$1,372

EARNINGS PER SHARE DATA

Net income attributable to Fox Corporation stockholders per share - basic and diluted	$2.57	$3.52	$2.21

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

FOX CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the years ended June 30,
	2019	2018	2017
Net income	$1,643	$2,228	$1,409
Other comprehensive (loss) income, net of tax
Unrealized holding gains on securities	-	130	-
Benefit plan adjustments and other	(89)	10	10

Other comprehensive (loss) income, net of tax	(89)	140	10

Comprehensive income	1,554	2,368	1,419

Less: Net income attributable to noncontrolling interests(a)	(48)	(41)	(37)

Comprehensive income attributable to Fox Corporation stockholders	$1,506	$2,327	$1,382

(a)

Net income attributable to noncontrolling interests includes $33 million, $41 million and $37 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

FOX CORPORATION

CONSOLIDATED AND COMBINED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of June 30,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$3,234	$2,500
Receivables, net	1,967	1,833
Inventories, net	1,129	1,180
Other	148	67

Total current assets	6,478	5,580

Non-current assets
Property, plant and equipment, net	1,313	1,169
Intangible assets, net	2,851	2,866
Goodwill	2,691	2,747
Deferred tax assets	4,651	-
Other non-current assets	1,525	759

Total assets	$19,509	$13,121

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$1,712	$1,759

Total current liabilities	1,712	1,759

Non-current liabilities
Borrowings	6,751	-
Other liabilities	899	422
Deferred income taxes	-	1,071

Redeemable noncontrolling interests	189	275
Commitments and contingencies

Equity
Class A common stock(a)	4	-
Class B common stock(b)	3	-
Twenty-First Century Fox, Inc. investment	-	9,513
Additional paid-in capital	9,891	-
Retained earnings	357	-
Accumulated other comprehensive (loss) income	(308)	81

Total Fox Corporation stockholders' equity	9,947	9,594
Noncontrolling interests	11	-

Total equity	9,958	9,594
Total liabilities and equity	$19,509	$13,121

(a)	Class A common stock, $0.01 par value per share, 2,000,000,000 shares authorized, 354,422,419 shares issued and outstanding as of June 30, 2019, net of nil treasury shares at par as of June 30, 2019.
(b)	Class B common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 266,173,651 shares issued and outstanding as of June 30, 2019, net of nil treasury shares at par as of June 30, 2019.

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

FOX CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the years ended June 30,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$1,643	$2,228	$1,409
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	212	171	169
Amortization of cable distribution investments	38	53	57
Impairment and restructuring charges	26	16	165
Equity-based compensation	36	-	-
Other, net	19	39	131
Deferred income taxes	386	(603)	92
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(166)	(166)	(172)
Inventories net of program rights payable	197	(228)	21
Accounts payable and other liabilities	133	(193)	(217)

Net cash provided by operating activities	2,524	1,317	1,655

INVESTING ACTIVITIES
Property, plant and equipment	(235)	(215)	(191)
Proceeds from the relinquishment of spectrum	-	354	-
Purchase of investments	(338)	-	(13)
Other investing activities, net	(64)	(11)	(38)

Net cash (used in) provided by investing activities	(637)	128	(242)

FINANCING ACTIVITIES
Borrowings	6,750	-	-
Net transfers (to) from Twenty-First Century Fox, Inc.	(1,233)	1,113	(1,395)
Net dividend paid to Twenty-First Century Fox, Inc.	(6,500)	-	-
Dividends paid and distributions	(188)	(41)	(35)
Other financing activities, net	18	(36)	(1)

Net cash (used in) provided by financing activities	(1,153)	1,036	(1,431)

Net increase (decrease) in cash and cash equivalents	734	2,481	(18)
Cash and cash equivalents, beginning of year	2,500	19	37

Cash and cash equivalents, end of year	$3,234	$2,500	$19

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

FOX CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(IN MILLIONS)

	Class A		Class B		Twenty-First Century	Additional		Accumulated Other		Total Fox Corporation
	Common Stock		Common Stock		Fox, Inc.	Paid-in	Retained	Comprehensive		Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Investment	Capital	Earnings	(Loss) Income		Equity	Interests(a)	Equity
Balance, June 30, 2016	-	$-	-	$-	$6,472	$-	$-	$(69)		$6,403	$-	$6,403
Net income	-	-	-	-	1,372	-	-	-		1,372	-	1,372
Other comprehensive income	-	-	-	-	-	-	-	10		10	-	10
Other	-	-	-	-	(107)	-	-	-		(107)	-	(107)
Net decrease in Twenty-First Century Fox, Inc. investment	-	-	-	-	(1,585)	-	-	-		(1,585)	-	(1,585)

Balance, June 30, 2017	-	$-	-	$-	$6,152	$-	$-	$(59)		$6,093	$-	$6,093
Net income	-	-	-	-	2,187	-	-	-		2,187	-	2,187
Other comprehensive income	-	-	-	-	-	-	-	140		140	-	140
Other	-	-	-	-	(121)	-	-	-		(121)	-	(121)
Net increase in Twenty-First Century Fox, Inc. investment	-	-	-	-	1,295	-	-	-		1,295	-	1,295

Balance, June 30, 2018	-	$-	-	$-	$9,513	$-	$-	$81		$9,594	$-	$9,594
Adoption of new accounting standards(b)	-	-	-	-	143	-	-	(143)		-	-	-
Net income	-	-	-	-	1,036	-	559	-		1,595	15	1,610
Other comprehensive loss	-	-	-	-	-	-	-	(89)		(89)	-	(89)
Dividends declared	-	-	-	-	-	-	(143)	-		(143)	-	(143)
Other	-	-	-	-	135	35	(59)	-		111	(4)	107
Net decrease in Twenty-First Century Fox, Inc. investment	-	-	-	-	(964)	-	-	(157)	(c)	(1,121)	-	(1,121)
Conversion of Twenty-First Century Fox, Inc. investment	354	4	266	3	(9,863)	9,856	-	-		-	-	-

Balance, June 30, 2019	354	$4	266	$3	$-	$9,891	$357	$(308)		$9,947	$11	$9,958

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 6—Fair Value under the heading “Redeemable Noncontrolling Interests”).
(b)	Reflects the adoption of ASU 2016-01 and ASU 2018-02 as defined in Note 2—Summary of Significant Accounting Policies under the heading “Adopted.”
(c)	Represents accumulated other comprehensive loss transferred from Twenty-First Century Fox, Inc. investment (See Note 14—Pension and Other Postretirement Benefits).

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Fox Corporation, a Delaware corporation (“FOX” or the “Company”), is a news, sports and entertainment company, which manages and reports its businesses in the following segments: Cable Network Programming, Television and Other, Corporate and Eliminations.

The Distribution

On March 19, 2019, the Company became a standalone publicly traded company through the pro rata distribution by Twenty-First Century Fox, Inc. (now known as TFCF Corporation) (“21CF”) of all of the issued and outstanding common stock of FOX to 21CF stockholders (other than holders that were subsidiaries of 21CF) (the “Distribution”) in accordance with the Amended and Restated Distribution Agreement and Plan of Merger, dated as of June 20, 2018, by and between 21CF and 21CF Distribution Merger Sub, Inc. Following the Distribution, 354,328,270 and 266,173,651 shares of the Company’s Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), respectively, began trading independently on The Nasdaq Global Select Market (“NASDAQ”). In connection with the Distribution, the Company entered into the Separation and Distribution Agreement, dated as of March 19, 2019 (the “Separation Agreement”), with 21CF, which effected the internal restructuring (the “Separation”) whereby 21CF transferred to FOX a portfolio of 21CF’s news, sports and broadcast businesses, including FOX News Media (consisting of FOX News and FOX Business), the FOX Network, FOX Sports, FOX Television Stations, and sports cable networks FS1, FS2, FOX Deportes and Big Ten Network (collectively, the “FOX business”), and certain other assets, and FOX assumed from 21CF the liabilities associated with such businesses and certain other liabilities. The Separation and the Distribution were effected as part of a series of transactions contemplated by the Amended and Restated Merger Agreement and Plan of Merger, dated as of June 20, 2018 (the “21CF Disney Merger Agreement”), by and among 21CF, The Walt Disney Company (“Disney”) and certain subsidiaries of Disney, pursuant to which, among other things, 21CF became a wholly-owned subsidiary of Disney.

In connection with the Separation, the Company entered into several agreements that govern certain aspects of the Company’s relationship with 21CF and Disney following the Separation. These include the Separation Agreement, a tax matters agreement, a transition services agreement, as well as agreements relating to intellectual property licenses, employee matters, commercial arrangements and a studio lot lease.

The Separation Agreement contains the key provisions relating to the Separation and the Distribution. The Separation Agreement identifies the assets that were transferred, the liabilities that were assumed and the contracts that were assigned to each of the Company and 21CF as part of the Separation and describes how these transfers, assumptions and assignments occurred. It also provides for cross-indemnities between the Company and 21CF. Other matters governed by the Separation Agreement include access to financial and other information, confidentiality, access to and provision of records, continued access for the Company to 21CF insurance policies and shared contracts and certain third-party consent provisions. Pursuant to the Separation Agreement, the Company is the owner of all “FOX” brands and related trademarks, as well as all other intellectual property primarily related to the Company’s business. In addition, the Company has entered into certain trademark and other intellectual property license agreements in connection with the use of certain intellectual property by 21CF.

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

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The Company owns the FOX Studios Lot in Los Angeles, California and is responsible for the management of the lot, including servicing and managing the facility and managing and providing studio operation services, including production operations and post-production services, which until 2026 will predominantly be Disney productions. The Company leased office space on the FOX Studios Lot to 21CF for an initial term of seven years, subject to two five-year renewal options exercisable by 21CF.

The Company also entered into an employee matters agreement with 21CF that governs the parties’ obligations with respect to certain employee-related liabilities and certain employee benefit plans, programs, policies and other related matters for employees of the Company (See Note 11—Equity-Based Compensation and Note 14—Pension and Other Postretirement Benefits).

Basis of Presentation

Prior to the Distribution, the Company’s combined financial statements were prepared on a standalone basis, derived from the consolidated financial statements and accounting records of 21CF. The Company’s financial statements as of June 30, 2018 and for the years ended June 30, 2018 and 2017 are presented on a combined basis as the Company was not a separate consolidated group prior to the Distribution. These financial statements reflect the combined historical results of operations, financial position and cash flows of 21CF’s domestic news, national sports and broadcast businesses and certain other assets and liabilities associated with such businesses. The Company became a separate consolidated group as a result of the Distribution, and the Company’s financial statements as of June 30, 2019 and for the year ended June 30, 2019 are presented on a consolidated basis.

The Consolidated and Combined Statements of Operations include allocations for certain support functions that were provided on a centralized basis within 21CF prior to the Distribution and not recorded at the business unit level, such as certain expenses related to finance, legal, insurance, information technology, compliance and human resources management activities, among others. 21CF did not routinely allocate these costs to any of its business units. These expenses have been allocated to FOX on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, headcount or other relevant measures. Management believes the assumptions underlying the Consolidated and Combined Financial Statements, including the assumptions regarding allocating general corporate expenses from 21CF, are reasonable. Nevertheless, the Consolidated and Combined Financial Statements may not include all of the actual expenses that would have been incurred by FOX and may not reflect FOX’s consolidated results of operations, financial position and cash flows had it been a standalone company during the entirety of the periods presented. Actual costs that would have been incurred if FOX had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

The Company’s Consolidated Balance Sheet as of June 30, 2019 consists of the Company’s consolidated balances subsequent to the Distribution. The Company’s Combined Balance Sheet as of June 30, 2018 consists of the combined balances of 21CF’s domestic news, national sports and broadcast businesses and certain other assets and liabilities associated with such businesses. The assets and liabilities have been reflected on a historical cost basis, as prior to the Distribution all of the assets and liabilities presented were wholly owned by 21CF and were transferred to the combined FOX group at a carry-over basis.

For purposes of the Company’s financial statements for the periods prior to the Distribution, the income tax provision in the Consolidated and Combined Statements of Operations was calculated as if FOX filed a separate tax return and was operating as a standalone business. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of FOX’s actual tax balances prior to or subsequent to the Distribution. Prior to the Distribution, the Company’s operating results were included in 21CF’s consolidated U.S. federal and state income tax returns. Pursuant to rules

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

promulgated by the Internal Revenue Service and various state taxing authorities, the Company will file its initial U.S. income tax returns for the period March 19, 2019 through June 30, 2019.

The income tax accounts reflected in the Consolidated Balance Sheet as of June 30, 2019 include income taxes payable and deferred taxes attributed to the Company at the time of and subsequent to the Separation (See Note 12—Related Party Transactions and Twenty-First Century Fox, Inc. Investment under the heading “Corporate Allocations and Twenty-First Century Fox, Inc. Investment”). The calculation of the Company’s income taxes involves considerable judgment and the use of both estimates and allocations.

Pursuant to the 21CF Disney Merger Agreement, immediately prior to the Distribution, the Company paid to 21CF a dividend in the amount of $8.5 billion (the “Dividend”). The final determination of the taxes in respect of the Separation and the Distribution for which the Company is responsible pursuant to the 21CF Disney Merger Agreement and a prepayment of the estimated taxes in respect of divestitures (collectively, the “Transaction Tax”) was $6.5 billion. Following the Distribution, on March 20, 2019 the Company received a cash payment in the amount of $2.0 billion (the “Cash Payment”) from Disney, which had the net effect of reducing the Dividend the Company paid to 21CF. The Transaction Tax included a prepayment of the Company’s share of the estimated tax liabilities resulting from the anticipated divestitures by Disney of certain assets, principally the FOX Sports Regional Sports Networks. This prepayment was in the amount of approximately $700 million and is subject to adjustment in the future, when the actual amounts of the tax liabilities are reported on the federal income tax returns of Disney or a subsidiary of Disney.

As a result of the Separation and the Distribution, which was a taxable transaction for which the estimated tax liability of $5.8 billion was included in the Transaction Tax paid by the Company, FOX obtained a tax basis in its assets equal to their respective fair market values. This will result in estimated annual tax deductions of approximately $1.5 billion, principally over the next 15 years related to the amortization of the additional tax basis. This amortization is estimated to reduce the Company’s annual cash tax liability by $370 million per year at the current combined federal and state applicable tax rate of 25%. Such estimates are subject to revisions, which could be material, based upon the occurrence of future events including, among other things, a refund of the prepayment discussed above.

The consolidated and combined financial statements are referred to as the “Financial Statements” herein. The consolidated and combined statements of operations are referred to as the “Statements of Operations” herein. The consolidated and combined statements of comprehensive income are referred to as the “Statements of Comprehensive Income” herein. The consolidated and combined balance sheets are referred to as the “Balance Sheets” herein. The consolidated and combined statements of cash flows are referred to as the “Statements of Cash Flows” herein. The consolidated and combined statements of equity are referred to as the “Statements of Equity” herein.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and combination

The Financial Statements include the accounts of all majority-owned and controlled subsidiaries. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, “Consolidation” (“ASC 810-10”) and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met.

The Financial Statements, for periods prior to the Distribution, include certain assets and liabilities that were historically held at 21CF’s corporate level but are specifically identifiable or otherwise attributable to the Company. All significant intracompany transactions and accounts within the Company’s consolidated and combined businesses have been eliminated.

Intercompany transactions with 21CF or its affiliates and the Company are reflected in the historical Financial Statements for periods prior to the Distribution. All significant intercompany balances between 21CF and the Company, for periods prior to the Distribution, have been included within the Twenty-First Century Fox, Inc. investment in these Financial Statements.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Any change in the Company’s ownership interest in a consolidated subsidiary, where a controlling financial interest is retained, is accounted for as an equity transaction. When the Company ceases to have a controlling financial interest in a consolidated subsidiary, the Company will recognize a gain or loss in net income upon deconsolidation.

The Company’s fiscal year ends on June 30 (“fiscal”) of each year.

Reclassifications and adjustments

Certain fiscal 2018 and 2017 amounts have been reclassified to conform to the fiscal 2019 presentation.

Use of estimates

The preparation of the Company’s Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts that are reported in the Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

Receivables

Receivables are presented net of an allowance for doubtful accounts, which is an estimate of amounts that may not be collectible. The allowance for doubtful accounts is estimated based on historical experience, receivable aging, current economic trends and specific identification of certain receivables that are at risk of not being paid.

Receivables, net consist of:

	As of June 30,
	2019	2018
	(in millions)
Total receivables	$2,007	$1,866
Allowances for doubtful accounts	(35)	(28)

Total receivables, net	$1,972	$1,838

Inventories

Programming Rights

In accordance with ASC 920, “Entertainment—Broadcasters,” costs incurred in acquiring program rights or producing programs for the Cable Network Programming and Television segments, including advances, are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Television broadcast network entertainment programming, which includes acquired series, co-produced series, movies and other programs, are amortized primarily on an accelerated basis.

The Company has single and multi-year contracts for broadcast rights of programs and sporting events. The Company evaluates the recoverability of the unamortized costs associated therewith, using total estimated advertising and other revenues attributable to the program material and considering the Company’s expectations of the usefulness of the program rights. The recoverability of certain sports rights contracts for content broadcast on the FOX Network and the sports channels is assessed on an aggregate basis. Where an evaluation indicates that these multi-year contracts will result in an asset that is not recoverable, amortization of rights is accelerated. The costs of multi-year sports contracts at the FOX Network and the sports channels are primarily amortized based on the ratio of each current period’s attributable

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

revenue for each contract to the estimated total remaining attributable revenue for each contract. Estimates can change and, accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.

Investments

Investments in and advances to entities or joint ventures in which the Company has significant influence, but less than a controlling financial interest, are accounted for using the equity method. Significant influence is generally presumed to exist when the Company owns an interest between 20% and 50% and exercises significant influence.

In accordance with ASC 321 “Investments—Equity Securities” (“ASC 321”), equity securities which the Company has no significant influence (generally less than a 20% ownership interest) with readily determinable fair values are accounted for at fair value based on quoted market prices. Equity securities without readily determinable fair values are accounted for either at fair value or using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. All gains and losses on investments in equity securities are recognized in the Statements of Operations.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over an estimated useful life of three to 40 years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property are expensed as incurred. Changes in circumstances, such as technological advances, or changes to the Company’s business model or capital strategy, could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the estimated useful life of property, plant and equipment should be shortened, the Company would depreciate the asset over its revised remaining useful life, thereby increasing depreciation expense.

Goodwill and Intangible assets

The Company’s intangible assets include goodwill, Federal Communications Commission (“FCC”) licenses, multi-channel video programming distributor (“MVPD”) affiliate agreements and relationships, and trademarks and other copyrighted products. Intangible assets acquired in business combinations are recorded at their estimated fair value at the date of acquisition. Goodwill is recorded as the difference between the consideration transferred to acquire entities and the estimated fair values assigned to their tangible and identifiable intangible net assets. In accordance with ASC 350 “Intangibles—Goodwill and Other” (“ASC 350”), the Company’s goodwill and indefinite-lived intangible assets, which primarily consist of FCC licenses, are tested annually for impairment, or earlier, if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. The impairment assessment of indefinite-lived intangibles compares the fair value of the assets to their carrying value. Intangible assets with finite lives are generally amortized over their estimated useful lives.

The Company’s goodwill impairment reviews are performed using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired and the second step of the impairment review is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment review is required to be performed to estimate the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

When a business within a reporting unit is disposed of, goodwill is allocated to the disposed business using the relative fair value method.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Asset impairments

Investments

Equity method investments are reviewed for impairment by comparing their fair value to their respective carrying amounts. The Company determines the fair value of its public company investments by reference to their publicly traded stock prices. With respect to private company investments, the Company makes its estimate of fair value by considering other available information, including recent investee equity transactions, discounted cash flow analyses, estimates based on comparable public company operating multiples and, in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of time and extent to which the market value has been below cost, the financial condition and near-term prospects of the issuer of the security, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value and other factors influencing the fair market value, such as general market conditions.

The Company regularly reviews equity securities not accounted for using the equity method or at fair value for impairment based on a qualitative assessment which includes, but is not limited to (i) significant deterioration in the earnings performance, credit rating, asset quality or business prospects of the investee, (ii) significant adverse changes in the regulatory, economic or technological environment of the investee and (iii) significant adverse changes in the general market condition of either the geographical area or the industry in which the investee operates. If an equity security is impaired, an impairment loss is recognized in the Statements of Operations equal to the difference between the fair value of the investment and its carrying amount.

Long-lived assets

ASC 360, “Property, Plant, and Equipment,” and ASC 350 require that the Company periodically review the carrying amounts of its long-lived assets, including property, plant and equipment and finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment adjustment is recognized and is measured as the amount by which the carrying value of such asset or asset group exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less their costs to sell.

Revenue recognition

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

Cable Network Programming and Television

The Company generates advertising revenue from sales of commercial time within the Company’s network programming to be aired by television networks and cable channels, and from sales of broadcast advertising time on the Company’s owned and operated television stations and various digital properties. Advertising revenue from customers, primarily advertising agencies, is recognized as the commercials are aired. Certain of the Company’s advertising contracts have guarantees of a certain number of targeted audience views, referred to as impressions. Revenues for any audience deficiencies are deferred until the guaranteed number of impressions is met, by providing additional advertisements. Advertising contracts, which are generally short-term, are billed monthly for the spots aired during the month, with payments due shortly after the invoice date.

The Company generates affiliate fee revenue from affiliate agreements with traditional and digital MVPDs (as defined in Note 16—Segment Information) for cable network programming and for the broadcast of the Company’s owned and operated television stations. In addition, the Company generates affiliate fee revenue from affiliate agreements with independently owned television stations that are affiliated with the FOX Network and receive retransmission consent fees

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

from traditional and digital MVPDs for their signals. Affiliate fee revenue is recognized at a point in time when the network programming, a functional license of intellectual property, is made available to the customer, which is done on a continuous basis. For contracts with affiliate fees based on the number of the affiliate’s subscribers, revenues are recognized based on the contractual rate multiplied by the estimated number of subscribers each period. For contracts with fixed affiliate fees, revenues are recognized based on the relative standalone selling price of the network programming provided over the contract term, which generally reflects the invoiced amount. Affiliate contracts are generally multi-year contracts with payments due monthly.

The Company classifies the amortization of cable distribution investments (capitalized fees paid to MVPDs to facilitate carriage of a cable network) against affiliate fee revenue in accordance with ASC 606-10-32-25 through 27, “Revenue Recognition—Consideration Payable to a Customer.” The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period.

Advertising expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses—Advertising Cost.” Advertising expenses recognized totaled $388 million, $392 million and $366 million for fiscal 2019, 2018 and 2017, respectively.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established where management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

On March 19, 2019, the date of the Distribution, 621 million shares of the Company’s Common Stock were distributed to 21CF stockholders (other than holders that were subsidiaries of 21CF). These 621 million shares have been utilized for the calculation of basic and diluted earnings per share for all periods presented that ended prior to the date of the Distribution as no shares of common stock or equity-based awards of the Company were outstanding prior to that date (See Note 11—Equity-Based Compensation).

Equity-based compensation

The Company accounts for share-based payments in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the Financial Statements. ASC 718 establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair value-based measurement method in accounting for generally all share-based payment transactions with employees. The Company recognizes compensation cost for awards granted that have only service requirements and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

For periods prior to the Distribution, the Company employees participated in 21CF’s equity-based compensation plans. Equity-based compensation expense was allocated to the Company based on the awards and terms previously granted to the Company employees. In connection with the Distribution, certain 21CF equity awards were converted into new equity awards of the Company (See Note 11—Equity-Based Compensation).

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Financial instruments

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and investments accounted for using the measurement alternative in accordance with ASC 321, approximates fair value. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market.

Concentrations of credit risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

Generally, the Company does not require collateral to secure receivables. As of June 30, 2019, the Company had no individual customers that accounted for 10% or more of the Company’s receivables. As of June 30, 2018, the Company had two customers that accounted for approximately 21% of the Company’s receivables.

Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform

Adopted

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments––Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company adopted this guidance as of July 1, 2018 on a modified retrospective basis and recorded a cumulative effect adjustment of $130 million to reclassify unrealized holding gains on securities within Accumulated other comprehensive (loss) income to Twenty-First Century Fox, Inc. investment (See Statements of Equity). In addition, the Company recorded changes in the fair value of equity investments accounted for at fair value in the Statements of Operations rather than in Accumulated other comprehensive (loss) income (See Note 20—Additional Financial Information under the heading “Other, net”). Equity investments accounted for at cost will be recognized prospectively using the measurement alternative in accordance with ASC 321. The adjustments related to the observable price changes will also be recognized in the Statements of Operations.

On July 1, 2018, the Company early adopted ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”) on a prospective basis using the security-by-security approach. The objective of ASU 2018-02 is to eliminate the stranded tax effects resulting from the Tax Act (as defined below) and to improve the usefulness of information reported to financial statement users. The adoption of ASU 2018-02 resulted in a reclassification of $13 million from Accumulated other comprehensive (loss) income to Twenty-First Century Fox, Inc. investment related to the income tax effects on the change in the federal statutory rate (See Statements of Equity).

Issued

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“Topic 842”), as amended. Topic 842 requires recognition of lease liabilities and right-of-use assets on the balance sheet and disclosure of key information about leasing arrangements. Topic 842 will be effective for the Company for annual and interim reporting periods beginning July 1, 2019. The Company will apply Topic 842 on a modified retrospective basis with the cumulative effect, if any, of initially applying the new guidance recognized at the date of adoption as an adjustment to opening retained earnings. The Company continues to evaluate the impact Topic 842 will have on its Financial Statements, including continuing to review the Company’s leases and implement accounting lease software as well as implementing necessary changes to the Company’s processes and controls to support the recognition and disclosure requirements in accordance with the new standard. Since the Company has a significant amount of minimum lease commitments (See Note 13—Commitments and Contingencies), the Company expects that the impact of recognizing operating lease liabilities and right-of-use assets will be significant to the Company’s Balance Sheet. The Company does not expect the adoption of this standard to have a significant impact on the Statements of Operations.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The objective of ASU 2017-04 is to simplify how an entity is required to test

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

goodwill for impairment. Under current GAAP, entities are required to test goodwill for impairment using a two-step approach. Under the amendments in ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-04 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact ASU 2017-04 will have on its Financial Statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). The amendments in ASU 2018-14 modify certain aspects of disclosure about defined benefit pension and other postretirement plans. ASU 2018-14 will be effective for the Company for annual reporting periods beginning July 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact ASU 2018-14 will have on its Financial Statements.

In March 2019, the FASB issued ASU 2019-02, “Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials” (“ASU 2019-02”). The amendments in ASU 2019-02 align the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, ASU 2019-02 modifies certain aspects of the capitalization, impairment, presentation and disclosure requirements in ASC 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350. ASU 2019-02 will be effective for the Company for annual and interim reporting periods beginning July 1, 2020 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact ASU 2019-02 will have on its Financial Statements.

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. Since the Company has a June 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of approximately 28% for fiscal 2018, and 21% for subsequent fiscal years.

The SEC issued guidance that allowed for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. As of June 30, 2018, the Company recorded a provisional net tax benefit of $607 million to adjust its net deferred tax liability position in accordance with the Tax Act for those items which it could reasonably estimate. The adjustment represented the recalculation of the net deferred tax liability to reflect the new federal statutory rate of 21%. The net deferred tax liability represented future tax obligations, primarily related to basis differences and amortization, and sports rights contracts. Prior to the Tax Act, the net deferred tax liability was recorded at the federal statutory rate of 35%. In fiscal 2019, the Company finalized its analysis and did not materially modify the provisional amounts previously recorded in the Financial Statements.

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2019

In May 2019, the Company and The Stars Group Inc. (“The Stars Group”) announced plans to launch FOX Bet, a national media and sports wagering partnership in the U.S. FOX Sports and The Stars Group have entered into a long-term commercial arrangement through which FOX Sports will provide The Stars Group with an exclusive license to use certain FOX Sports trademarks. Prior to the tenth anniversary of the commercial agreement, and subject to certain conditions and applicable gaming regulatory approvals, FOX Sports has an option to acquire up to 50% of the equity in The Stars Group’s U.S. business. In addition, the Company invested $236 million to acquire a 4.99% equity interest in The Stars Group. The common shares issued to the Company are subject to certain transfer restrictions for two years, subject to customary exceptions. The Company accounts for the investment in The Stars Group at fair value (See Note 6—Fair Value).

In the first quarter of fiscal 2019, the Company invested, in the aggregate, approximately $100 million in cash for a minority equity interest in Caffeine, Inc. (“Caffeine”), a social broadcasting platform for gaming, entertainment and other creative content, and Caffeine Studio, LLC (“Caffeine Studios”), a newly formed venture that is jointly owned by the

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Company and Caffeine. The Company accounts for the investments in Caffeine using the measurement alternative in accordance with ASC 321 and Caffeine Studios using the equity method.

Fiscal 2018

In March 2017, the FCC concluded a voluntary auction to reclaim television broadcast station spectrum. The Company had three stations’ bids of $354 million to relinquish spectrum accepted by the FCC as part of the auction and received the proceeds in July 2017. As a result, spectrum previously utilized by its television stations in Washington, DC, Charlotte, NC and Chicago, IL designated market areas, in which the Company operates duopolies, was relinquished to the FCC. The Company recorded a pre-tax gain of $12 million and $102 million for the portion of spectrum relinquished to the FCC in fiscal 2019 and 2018, respectively, in Other, net in the Statements of Operations. These television stations will continue broadcasting using the spectrum of the existing FOX Network owned and operated station in those markets.

NOTE 4. RESTRUCTURING PROGRAMS

In fiscal 2017, the Company recorded restructuring charges of $160 million primarily related to costs in connection with management and employee transitions and restructuring at the Cable Network Programming segment.

Changes in the restructuring program liabilities were as follows:

One time termination benefits
(in millions)
Balance, June 30, 2016	$(12)
Additions	(160)
Payments	73
Other	6

Balance, June 30, 2017	$(93)
Additions	(11)
Payments	66
Other	1

Balance, June 30, 2018	$(37)
Additions	(26)
Payments	23

Balance, June 30, 2019	$(40)

Restructuring charges are recorded in Impairment and restructuring charges in the Statements of Operations. As of June 30, 2019 and 2018, restructuring liabilities of approximately $30 million and $20 million, respectively, were included in Accounts payable, accrued expenses and other current liabilities in the Balance Sheets and the balance of the accrual was included in Non-current Other liabilities in the Balance Sheets.

NOTE 5. INVENTORIES, NET

The Company’s inventories were comprised of the following:

	As of June 30,
	2019	2018
	(in millions)
Sports programming rights	$954	$983
Entertainment programming rights	380	318

Total inventories, net	1,334	1,301
Less: current portion of inventories, net	(1,129)	(1,180)

Total non-current inventories, net	$205	$121

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Company evaluates the recoverability of the unamortized costs associated with the Company’s programming rights using total estimated advertising and other revenues attributable to the program material and considering the Company’s expectations of the usefulness of the program rights. As a result of the evaluation, the Company recognized a write-down of approximately $55 million related to entertainment and syndicated programming rights at the Television segment, which was recorded in Operating expenses in the Statement of Operations for fiscal 2019.

NOTE 6. FAIR VALUE

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

The following tables present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of June 30, 2019
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Investments(a)	$761	$545	$216	$-
Redeemable noncontrolling interests(b)	(189)	-	-	(189)

Total	$572	$545	$216	$(189)

	Fair value measurements
	As of June 30, 2018
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Investments(a)	$257	$257	$-	$-
Redeemable noncontrolling interests(b)	(275)	-	-	(275)

Total	$(18)	$257	$-	$(275)

(a)

The investment categorized as Level 1 represents an investment in equity securities of Roku, Inc. (“Roku”) with a readily determinable fair value. The investment categorized as Level 2 represents an investment in equity securities of The Stars Group estimated using the quoted market price of The Stars Group common stock less a discount due to a lack of marketability (“DLOM”). The DLOM was derived based on the remaining term of the lock up period and the volatility of The Stars Group common stock (See Note 3—Acquisitions, Disposals and Other Transactions under the heading “Fiscal 2019” for further discussion).

(b)

The Company utilizes the market approach valuation technique for its Level 3 fair value measures. Inputs to such measures could include observable market data obtained from independent sources such as broker quotes and recent market transactions for similar assets. It is the Company’s policy to maximize the use of observable inputs in the measurement of its Level 3 fair value measurements. To the extent observable inputs are not available, the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the liability. Examples of utilized unobservable inputs are future cash flows and long-term growth rates.

Redeemable Noncontrolling Interests

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity”, because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded at fair value are put rights held by the minority shareholder in one of the Company’s majority-owned sports networks.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the years ended June 30,
	2019		2018	2017
	(in millions)
Beginning of year	$(275)		$(154)	$(45)
Net income	(33)		(41)	(37)
Distributions	32		41	35
Accretion and other	87	(a)	(121)	(107)

End of year	$(189)		$(275)	$(154)

(a)	As a result of the expiration of a portion of the minority shareholder’s put right, approximately $200 million was reclassified into equity.

Significant unobservable inputs used in the fair value measurement of the Company’s redeemable noncontrolling interests are EBITDA (as defined in Note 16—Segment Information) projections (generally 2% average growth rate). Significant increases (decreases) in growth rates and multiples would result in a significantly higher (lower) fair value measurement.

The fair value of the redeemable noncontrolling interests in the sports network was determined by applying a multiples-based formula. As of June 30, 2019, the redeemable noncontrolling interests are not exercisable. A portion of the minority shareholder’s put right became exercisable in July 2019.

Financial Instruments

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and investments accounted for using the measurement alternative in accordance with ASC 321, approximates fair value.

	As of June 30,
	2019	2018
	(in millions)
Borrowings

Fair value	$7,643	$-

Carrying value	$6,751	$-

Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market (a Level 1 measurement).

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company’s assets measured at fair value on a nonrecurring basis include investments accounted for using the equity method and the measurement alternative in accordance with ASC 321, long-lived assets, indefinite-lived intangible assets and goodwill. The Company reviews the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 measurements. In addition, investments accounted for using the measurement alternative in accordance with ASC 321 are recorded at fair value as a result of observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 7. PROPERTY, PLANT AND EQUIPMENT, NET

		As of June 30,
	Useful lives	2019	2018
		(in millions)
Land		$123	$126
Buildings and leaseholds	3 to 40 years	1,319	1,136
Machinery and equipment	3 to 15 years	1,516	1,525

		2,958	2,787
Less: accumulated depreciation and amortization		(1,767)	(1,658)

		1,191	1,129
Construction in progress		122	40

Total property, plant and equipment, net		$1,313	$1,169

Depreciation and amortization related to Property, plant and equipment was $197 million, $157 million and $154 million for fiscal 2019, 2018 and 2017, respectively.

Total operating lease expense, including corporate allocations, was approximately $100 million, $105 million and $95 million for fiscal 2019, 2018 and 2017, respectively.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS, NET

The changes in the carrying values of the Company’s intangible assets and related accumulated amortization were as follows:

	Intangible assets not subject to amortization
	FCC licenses	Other	Total	Amortizable intangible assets, net(a)	Total intangible assets, net
	(in millions)
Balance, June 30, 2018	$2,167	$642	$2,809	$57	$2,866
Amortization	-	-	-	(15)	(15)

Balance, June 30, 2019	$2,167	$642	$2,809	$42	$2,851

(a)	Net of accumulated amortization of $129 million and $114 million as of June 30, 2019 and 2018, respectively. The average useful life of other intangible assets ranges from five to 20 years.

Amortization related to finite-lived intangible assets was $15 million, $14 million and $15 million for fiscal 2019, 2018 and 2017, respectively.

Based on the current balance of finite-lived intangible assets, the estimated amortization expense for each of the succeeding five fiscal years is as follows:

	For the years ending June 30,
	2020	2021	2022	2023	2024
	(in millions)
Estimated amortization expense(a)	$14	$14	$4	$4	$4

(a)	These amounts may vary as acquisitions and dispositions occur in the future.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The changes in the carrying value of goodwill, by segment, are as follows:

	Cable Network Programming	Television	Total Goodwill
	(in millions)
Balance, June 30, 2018	$919	$1,828	$2,747
Other	68	(124)	(56)
Balance, June 30, 2019	$987	$1,704	$2,691

The carrying amount of Television segment goodwill was net of accumulated impairments of $371 million as of June 30, 2019 and 2018.

Annual Impairment Review

Goodwill

The Company’s goodwill impairment reviews are determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit by using a market-based valuation approach methodology. Determining fair value requires the exercise of significant judgments, including judgments about appropriate company earnings multiples and relevant comparable transactions, as applicable, and projections employed in the analyses which are based on the Company’s estimated outlook. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable public company trading values. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment review is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment review is required to be performed to estimate the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. The implied fair value of the reporting unit’s goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

FCC licenses

The Company performs impairment reviews consisting of a comparison of the estimated fair value of the Company’s FCC licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical start-up scenario for a broadcast station in each of the markets the Company operates in. The significant assumptions used are the discount rate and terminal growth rates and operating margins, as well as industry data on future advertising revenues in the markets where the Company owns television stations. These assumptions are based on actual historical performance and estimates of future performance in each market.

Fiscal 2019 and 2018

During fiscal 2019 and 2018, the Company determined that the goodwill and indefinite-lived intangible assets included in the Balance Sheets as of June 30, 2019 and 2018, respectively, were not impaired.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 9. BORROWINGS

Senior Notes Issued Under the January 2019 Indenture

In January 2019, the Company issued $6.8 billion of senior notes (as summarized below) (the “Notes”) in a private offering and used the net proceeds from the sale of the Notes, together with available cash on its balance sheet, to fund the Dividend and to pay fees and expenses incurred in connection with the issuance of the Notes and the Separation and the Distribution.

Outstanding as of June 30, 2019
(in millions)
Senior notes
3.666% senior notes due 2022	$750
4.030% senior notes due 2024	1,250
4.709% senior notes due 2029	2,000
5.476% senior notes due 2039	1,250
5.576% senior notes due 2049	1,550

Total senior notes	6,800
Less: unamortized debt issuance costs	(49)
Total borrowings	$6,751

The Notes were issued under an Indenture, dated as of January 25, 2019, by and between the Company and The Bank of New York Mellon, as Trustee (the “2019 Indenture”). The Notes are direct unsecured obligations of the Company and rank pari passu with all other senior indebtedness of the Company, including the indebtedness under the Revolving Credit Agreement described below. Redemption may occur, at the option of the holders, at 101% of the principal amount plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. The Notes are subject to certain covenants, which, among other things, limit the Company’s ability and the ability of the Company’s subsidiaries, to create liens and engage in merger, sale or consolidation transactions. The 2019 Indenture does not contain any financial maintenance covenants.

Revolving Credit Agreement

On March 15, 2019, the Company entered into a credit agreement (the “Revolving Credit Agreement”) among the Company, as Borrower, the initial lenders named therein, the initial issuing banks named therein, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities Inc. and Goldman Sachs Bank USA, as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Morgan Stanley Bank, N.A., as Co-Documentation Agents, and the other parties party thereto. The Revolving Credit Agreement provides for a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of March 2024. Under the Revolving Credit Agreement, the Company may request an increase in the amount of the credit facility commitments up to a maximum facility amount of $1.5 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. The material terms of the Revolving Credit Agreement include the requirement that the Company maintain specific leverage ratios and limitations on indebtedness. The interest rates and fees under the Revolving Credit Agreement are based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current credit ratings, the interest rate on borrowings under the Revolving Credit Agreement would be London Interbank Offered Rate (“LIBOR”) plus 1.1% and the facility fee is 0.15%. As of June 30, 2019, there were no borrowings outstanding under the Revolving Credit Agreement.

Bridge Credit Agreement

In December 2017, 21st Century Fox America, Inc. (“21CFA”), a wholly owned subsidiary of 21CF, entered into a commitment letter on behalf of FOX with the financial institutions party thereto for borrowings of up to $9 billion to provide FOX with financing in connection with the Dividend. FOX paid a commitment fee of 0.125%. Upon the issuance of the Notes, the commitment letter was reduced to $1.7 billion. In anticipation of the payment of the Dividend, the Company entered into a $1.7 billion 364-Day Bridge Term Loan Agreement (the “Bridge Credit Agreement”) on March 15, 2019 with the initial lenders named therein, Goldman Sachs Bank USA, as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, and Citibank, N.A. and Deutsche Bank Securities Inc., as Co-Syndication Agents. The Company did not

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

request any borrowings under the Bridge Credit Agreement and, as permitted under the terms of the agreement, terminated the agreement on March 20, 2019. In connection with such termination all accrued and unpaid fees thereunder were paid in full and all commitments thereunder were terminated.

Note 10. STOCKHOLDERS’ Equity

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

As of June 30, 2019, there were approximately 19,400 holders of record of shares of Class A Common Stock and approximately 5,200 holders of record of shares of Class B Common Stock.

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

Temporary Stockholder Rights Plan

In connection with the Distribution, the Board of Directors approved the adoption of a Temporary Stockholder Rights Agreement (as amended, the “Rights Agreement”), effective March 19, 2019. The Rights Agreement will expire in November 2019, unless the rights are redeemed earlier by the Company or the Rights Agreement is approved by the Company’s stockholders. In adopting the Rights Agreement, the Board of Directors considered that there may be significant volume of trading in the Company’s shares around the time of the Distribution. The Rights Agreement is intended to protect the stockholders of the Company during the post-Distribution period from actions that the Board of Directors determines are not in the best interest of the Company’s stockholders. The Rights Agreement is not intended to

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

interfere with any merger, tender or exchange offer, share acquisition or other business combination transaction approved in advance by the Board of Directors, and the Rights Agreement does not prevent the Board of Directors from considering any offer that it considers to be in the best interest of the Company’s stockholders.

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

Dividends

In May 2019, the Company declared a semi-annual dividend of $0.23 per share on both the Class A Common Stock and the Class B Common Stock, which was paid on June 3, 2019 to the stockholders of record on May 20, 2019.

Comprehensive Income

Comprehensive income is reported in the Statements of Comprehensive Income and consists of Net income and Other comprehensive (loss) income, including unrealized holding gains and losses on securities and benefit plan adjustments, which affect stockholders’ equity, and under GAAP, are excluded from Net income.

The following tables summarize the activity within Other comprehensive (loss) income:

	For the year ended June 30, 2019
	Before tax	Tax benefit (provision)	Net of tax
	(in millions)
Benefit plan adjustments and other
Unrealized losses	$(133)	$35	$(98)
Reclassifications realized in net income(a)	12	(3)	9

Other comprehensive loss	$(121)	$32	$(89)

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the year ended June 30, 2018
	Before tax	Tax provision	Net of tax
	(in millions)
Gains on securities
Unrealized gains	$222	$(92)	$130

Other comprehensive income	$222	$(92)	$130

Benefit plan adjustments
Unrealized gains	$5	$(1)	$4
Reclassifications realized in net income(a)	8	(2)	6

Other comprehensive income	$13	$(3)	$10

	For the year ended June 30, 2017
	Before tax	Tax provision	Net of tax
	(in millions)
Benefit plan adjustments
Unrealized gains	$7	$(2)	$5
Reclassifications realized in net income(a)	8	(3)	5

Other comprehensive income	$15	$(5)	$10

(a)

Reclassifications of amounts related to benefit plan adjustments are included in Other, net in the Statements of Operations (See Note 14—Pension and Other Postretirement Benefits for additional information).

Accumulated other comprehensive (loss) income

The following table summarizes the components of Accumulated other comprehensive (loss) income, net of tax:

	As of June 30,
	2019		2018	2017
	(in millions)
Unrealized holding gains on securities	$-	(a)	$130	$-
Benefit plan adjustments and other	(308)	(b)	(49)	(59)

Accumulated other comprehensive (loss) income, net of tax	$(308)		$81	$(59)

(a)

The decrease in Unrealized holding gains on securities is a result of the adoption of ASU 2016-01 (See Note 2—Summary of Significant Accounting Policies under the heading “Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform” for additional information).

(b)

The increase in the accumulated other comprehensive loss for Benefit plan adjustments and other includes a reclassification of $13 million as a result of the adoption of ASU 2018-02 (See Note 2—Summary of Significant Accounting Policies under the heading “Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform” for additional information) and $157 million related to the Shared Plans (as defined in Note 14—Pension and Other Postretirement Benefits”) allocable to the Company’s employees that was transferred to the Company.

NOTE 11. EQUITY-BASED COMPENSATION

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

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

21CF’s Incentive Plan Prior to the Distribution

The Company participated in 21CF’s 2013 Long-Term Incentive Plan (the “2013 Plan”), under which performance stock units (“PSUs”) and RSUs were granted. The Company’s employees were eligible to participate in the 2013 Plan prior to the Distribution. The Compensation Committee of 21CF’s Board (“21CF’s Compensation Committee”) determined the recipients, type of award to be granted and amounts of awards to be granted under the 2013 Plan.

The fair value of equity-based compensation under the Plans was calculated according to the type of award issued.

21CF Performance Stock Units

Certain employees of the Company received a grant of 21CF PSUs that had a three-year performance measurement period beginning in July of each fiscal year. The awards were subject to the achievement of one or more pre-established objective performance measures determined by 21CF’s Compensation Committee. The awards issued would generally be settled in shares of 21CF’s class A common stock upon vesting and were subject to the participants’ continued employment with 21CF. In fiscal 2019, 2018 and 2017, a total of approximately nil, 3.1 million and 3.3 million 21CF PSUs were granted, respectively.

In February 2018, 21CF’s Compensation Committee determined that, upon vesting, the outstanding 21CF PSU awards for the fiscal 2016-2018 performance period granted to all participants in the 21CF PSU award program, including 21CF’s named executive officers, would be paid out based on the target number of 21CF PSUs awarded in accordance with the original vesting schedule.

21CF Restricted Stock Units

In fiscal 2018, 21CF’s Compensation Committee made a special grant of approximately 2.6 million 21CF restricted stock units (“Retention RSUs”) to certain of the Company’s senior executives, including 21CF named executive officers. In addition, in fiscal 2019, certain employees of the Company were granted approximately 1.6 million 21CF RSUs that primarily had a three-year vesting period beginning in July 2018.

2019 Shareholder Alignment Plan

In connection with the Distribution, the Company adopted the Fox Corporation 2019 Shareholder Alignment Plan (the “SAP”), under which equity-based compensation, including stock options, stock appreciation rights, restricted and unrestricted stock, RSUs and other types of FOX equity awards may be granted. The Company’s officers, directors and employees are eligible to participate in the SAP. The maximum number of shares of Class A Common Stock that may be issued under the SAP is 65 million shares. As of June 30, 2019, the remaining number of shares of Class A Common Stock available for issuance under the SAP was approximately 59 million.

In connection with the Distribution, the 21CF PSUs scheduled to vest in 2019 were accelerated and paid out and 50% of the Retention RSUs were paid out in shares of 21CF class A common stock in March 2019. 21CF RSUs and PSUs scheduled to vest after 2019 and certain 21CF RSUs that were scheduled to vest during 2019 were converted into new equity awards of the Company, using a formula designed to preserve the intrinsic value of the awards immediately prior to the Distribution. Converted awards have the same terms and features as the original 21CF awards, except for the 21CF PSUs, which were converted into FOX RSUs that are subject only to time-based vesting conditions and are no longer subject to achievement of applicable performance goals. In addition, the remaining 50% of the Retention RSUs were converted into FOX RSUs and Disney RSUs on the same pro rata basis accorded to shareholders of 21CF common stock in the mergers contemplated by the 21CF Disney Merger Agreement. All of the converted FOX RSUs were granted under the SAP and the approximately 5.5 million shares of Class A Common Stock that may be issued under the converted FOX RSUs do not count against the maximum number of shares that may be issued under the SAP described above.

Awards granted under the SAP (other than a stock option or stock appreciation right) entitle the holder to receive Dividend Equivalents (as defined in the SAP) for each regular cash dividend on the common stock underlying the award paid by the Company during the award period. Dividend equivalents granted with respect to equity awards will be accrued during the applicable award period and such dividend equivalents will vest and be paid only if and when the underlying award vests.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Restricted Stock Units

RSUs are awards that represent the potential to receive shares of Class A Common Stock at the end of the applicable vesting period, subject to the terms and conditions of the SAP, the applicable award documents and such other terms and conditions as the Compensation Committee of the Board of Directors of FOX (the “Compensation Committee”) may establish. RSUs awarded under the SAP are fair valued based upon the fair market value of Class A Common Stock on the grant date. Any person who holds RSUs has no ownership interest in the shares of Class A Common Stock to which such RSUs relate until and unless shares of Class A Common Stock are delivered to the holder.

In March 2019, in connection with the Distribution, the Compensation Committee granted approximately 2.4 million RSUs under the SAP, which will primarily vest in two tranches. Approximately 50% of the RSUs will vest on June 15, 2020 and 50% will vest on June 15, 2021, in each case, subject to a service requirement through the vesting dates.

The following table summarizes the activity related to target PSUs and RSUs granted to the Company’s employees to be settled in stock (PSUs and RSUs in thousands):

	Fiscal 2019		Fiscal 2018		Fiscal 2017
	Number of shares	Weighted average grant- date fair value(a)	Number of shares	Weighted average grant- date fair value(a)	Number of shares	Weighted average grant- date fair value(a)
PSUs and RSUs
Unvested units at beginning of the year	10,896	$29.77	7,102	$28.62	6,125	$32.96
Granted prior to the Distribution	1,565	46.11	5,698	32.21	3,312	24.49
Vested	(5,070)	30.07	(1,112)	34.59	(1,297)	34.91
Cancelled	(3,166)	29.72	(792)	30.28	(1,038)	33.18
Net units granted in conversion, as a result of the Separation(b)	1,011	N/A	-	-	-	-
Granted after the Distribution	2,424	40.11	-	-	-	-

Unvested units at the end of the year(c)	7,660	$32.27	10,896	$29.77	7,102	$28.62

(a)

The weighted average grant date fair value prior to the Distribution represents the fair value of awards granted with respect to 21CF Class A common stock prior to the conversion of the awards to FOX equity awards. The weighted average grant date fair value of the unvested units after the conversion represents the fair value of awards using the applicable conversion ratio.

(b)

As disclosed above, 21CF RSUs and PSUs scheduled to vest after 2019 and certain 21CF RSUs that were scheduled to vest during 2019 were converted into new equity awards of the Company, using a formula designed to preserve the value of the awards immediately prior to the Distribution. In addition, the 50% of the Retention RSUs that were not paid out in shares of 21CF class A common stock were converted into FOX RSUs and Disney RSUs on the same pro rata basis accorded to shareholders of 21CF common stock in the mergers contemplated by the 21CF Disney Merger Agreement.

(c)	The intrinsic value of these unvested RSUs was approximately $280 million as of June 30, 2019.

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

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In March 2019, in connection with the Distribution, the Compensation Committee granted approximately 3.1 million stock options. The stock options will vest 50% on June 15, 2020 and 50% on June 15, 2021, in each case, subject to a service requirement through the vesting dates. The options will expire approximately seven years from the grant date.

The following table summarizes information about the Company’s stock options granted under the SAP (options in thousands).

	Fiscal 2019
	Number of options	Weighted average exercise price
Outstanding at the beginning of the year	-	$-
Granted	3,118	40.25
Cancelled	(5)	40.26
Outstanding at the end of the year(a)	3,113	$40.25
Weighted average grant-date fair value of options granted		$8.67
Weighted average remaining contractual term of options outstanding at the end of the year		6.72 years

(a)	The intrinsic value of options outstanding at June 30, 2019 was nil.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during fiscal 2019:

For the year ended June 30, 2019
Expected volatility	26.50%
Risk-free interest rate	2.41%
Expected dividend yield	1.12%
Expected term of stock options	3.84 years

The following table summarizes the Company’s equity-based compensation:

	For the years ended June 30,
	2019	2018	2017
	(in millions)
Equity-based compensation(a)	$103	$100	$57

Intrinsic value of all settled equity-based awards	$247	$31	$38

Tax benefit on vested equity-based awards	$47	$9	$14

(a)

Prior to the Distribution, equity-based compensation included allocated expense for both executive directors and corporate executives of 21CF, allocated using a proportional allocation driver, which management has deemed to be reasonable.

As of June 30, 2019, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $180 million and is expected to be recognized over a weighted average period between one and two years.

NOTE 12. RELATED PARTY TRANSACTIONS AND TWENTY-FIRST CENTURY FOX, INC. INVESTMENT

Related Party Transactions

In the ordinary course of business, the Company enters into transactions with related parties, including subsidiaries and equity affiliates of 21CF (prior to the Distribution), to buy and/or sell programming and purchase and/or sell advertising.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table sets forth the net revenue from related parties included in the Statements of Operations:

	For the years ended June 30,
	2019	2018	2017
	(in millions)
Related party revenue	$302	$254	$250
Related party expense	(57)	(108)	(107)

Related party revenue, net of expense	$245	$146	$143

The following table sets forth the amounts due to related parties on the Balance Sheets:

	As of June 30,
	2019	2018
	(in millions)
Due to related parties	$50	$143

Corporate Allocations and Twenty-First Century Fox, Inc. Investment

Prior to the Distribution, 21CF provided services to and funded certain expenses for the Company such as: global real estate and occupancy costs and employee benefits (“Direct Corporate Expenses”). In addition, the Company’s Financial Statements include general corporate expenses of 21CF which were not historically allocated to the Company for certain support functions that were provided on a centralized basis within 21CF and not recorded at the business unit level, such as certain expenses related to finance, legal, insurance, information technology, compliance and human resources management activities, among others (“General Corporate Expenses”). For purposes of these Financial Statements, the General Corporate Expenses have been allocated to the Company. The General Corporate Expenses are included in the Statements of Operations in Selling, general and administrative expenses and Other, net, as appropriate, and accordingly as a component of the Twenty-First Century Fox, Inc. investment in the Balance Sheets. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, headcount or other relevant measures of the Company. Management believes the assumptions underlying the Financial Statements, including the assumptions regarding allocating General Corporate Expenses from 21CF are reasonable. Nevertheless, the Financial Statements may not include all of the actual expenses that would have been incurred and may not reflect the Company’s results of operations, financial position and cash flows had it been a standalone company prior to the Distribution. Actual costs that would have been incurred if the Company had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. For the purposes of these Financial Statements, the corporate allocations recorded for fiscal 2019, 2018 and 2017 of $291 million, $334 million and $267 million, respectively, were General Corporate Expenses of 21CF, which were not historically allocated to the Company.

Intercompany transactions with 21CF or its affiliates and the Company are reflected in the historical Financial Statements for periods prior to the Distribution. All significant intercompany balances between 21CF and the Company, for periods prior to the Distribution, have been reflected in the Statements of Cash Flows as a financing activity and in the Balance Sheets as a Twenty-First Century Fox, Inc. investment.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes the components of the net (decrease) increase in the Twenty-First Century Fox, Inc. investment for fiscal 2019, 2018 and 2017:

	For the years ended June 30,
	2019	2018	2017
	(in millions)
Cash pooling, general financing activities and other(a)	$(1,502)	$961	$(1,852)
Corporate allocations	291	334	267
Net dividend paid to Twenty-First Century Fox, Inc.	(6,500)	-	-
Taxes payable(b)	821	-	-
Deferred taxes on step-up(c)	5,836	-	-
Other deferred taxes(c)	90	-	-

Net (decrease) increase in Twenty-First Century Fox, Inc. investment	$(964)	$1,295	$(1,585)

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

(b)

For purposes of the Company’s financial statements for the periods prior to the Distribution, the income tax (expense) benefit in the Statements of Operations has been calculated as if FOX filed a separate tax return and was operating as a standalone business. This amount represents the difference between the separate tax return methodology and the actual tax liabilities attributed to the Company, in accordance with applicable tax law, as of the date of the Distribution.

(c)

As a result of the Separation and the Distribution, FOX obtained an additional tax basis in its assets equal to their respective fair market values. These amounts represent the additional estimated deferred tax asset recorded as a result of the increased tax basis (See Note 1—Description of Business and Basis of Presentation under the heading “Basis of Presentation”) and other deferred tax adjustments recorded as of the date of the Distribution.

NOTE 13. COMMITMENTS AND CONTINGENCIES

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2019:

	As of June 30, 2019
	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Operating leases
Land and buildings	$725	$139	$260	$147	$179
Other	79	19	37	12	11
Other commitments
Borrowings	6,800	-	750	1,250	4,800
Sports programming rights	31,444	3,975	13,246	4,363	9,860
Entertainment programming rights	820	555	223	42	-
Other commitments and contractual obligations	710	204	287	106	113

Total commitments, borrowings and contractual obligations	$40,578	$4,892	$14,803	$5,920	$14,963

Operating leases

Operating leases primarily include agreements for office facilities, transponder agreements and microwave transmitters used to carry broadcast signals. Included in the total amount committed for operating leases of land and buildings of $725 million, are approximately $45 million for office facilities that have been sub-leased to News Corporation.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Sports programming rights

Under the Company’s contracts with the National Football League (“NFL”), the remaining future minimum payments for program rights to broadcast certain football games are payable over the remaining term of the contract through the 2022 NFL season.

The Company’s contracts with the National Association of Stock Car Auto Racing (“NASCAR”) give the Company rights to broadcast certain races and ancillary content through calendar year 2024.

The Company’s contract with Major League Baseball (“MLB”) gives the Company rights to broadcast certain regular season and post-season games, as well as exclusive rights to broadcast MLB’s World Series and All-Star Game through the 2028 MLB season.

The Company’s contract with WWE gives the Company rights to broadcast SmackDown Live through September 2024.

Under the Company’s contracts with certain collegiate conferences, remaining future minimum payments for program rights to broadcast certain sporting events are payable over the remaining terms of the contracts.

Other commitments and contractual obligations

Primarily includes obligations relating to multi-media rights agreements, television rating services agreements and contracts for capital expenditures.

Pension and other postretirement benefits

In accordance with ASC 715, “Compensation—Retirement Benefits” (“ASC 715”), the total accrued net benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2019 was $558 million (See Note 14—Pension and Other Postretirement Benefits). This amount is affected by, among other items, statutory funding levels, changes in plan demographics and assumptions and investment returns on plan assets. Because of the current overall funded status of the Company’s material plans, the accrued liability does not represent expected near-term liquidity needs and, accordingly, this amount is not included in the contractual obligations table.

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

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

overhead charges for Bones (the “Accounting Claims”). The defendants vigorously disputed the Affiliated Dealing Claims and the Accounting Claims and the related allegations.

On April 8, 2016, the Superior Court stayed the Accounting Claims and ordered that the Affiliated Dealing Claims be submitted to arbitration pursuant to the plaintiffs’ contracts. On February 20, 2019, the arbitrator issued a punitive damages award of approximately $129 million against the defendants, including the FOX Network. On February 27, 2019, the defendants filed a motion with the Superior Court to vacate the entire punitive damages award on the ground that the arbitrator did not have authority to award punitive damages, and the plaintiffs filed a petition with the Superior Court to confirm the entirety of the arbitrator’s award. A hearing on these matters was held on April 29, 2019. On June 3, 2019, the Superior Court entered an order granting the defendants’ motion, denying the plaintiffs’ petition, and vacating the entire punitive damages award.

FOX News

The Company and certain of its current and former employees have been subject to allegations of sexual harassment and discrimination and racial discrimination relating to alleged misconduct at the Company’s FOX News business. The Company has resolved many of these claims and is contesting other claims in litigation. The Company has also received regulatory and investigative inquiries relating to these matters. To date, none of the amounts paid in settlements or reserved for pending or future claims, is individually or in the aggregate, material to the Company. The amount of liability, if any, that may result from these or related matters cannot be estimated at this time. However, the Company does not currently anticipate that the ultimate resolution of any such pending matters will have a material adverse effect on its business, financial condition, results of operations or cash flows.

Shareholder Litigation

On November 20, 2017, a stockholder of 21CF filed a derivative action in the Court of Chancery of the State of Delaware captioned City of Monroe Employees’ Retirement System v. Rupert Murdoch, et al., C.A. No. 2017-0833-AGB. The lawsuit named as defendants all directors of 21CF and the Estate of Roger Ailes (the “Ailes Estate”), and named 21CF as a nominal defendant. The plaintiff alleged that the directors of 21CF and Rupert Murdoch as a purported controlling stockholder breached their fiduciary duties by, among other things, failing to properly oversee the work environment at FOX News. The plaintiff also brought claims of breach of fiduciary duty and unjust enrichment against the Ailes Estate.

On November 20, 2017, the parties reached an agreement to settle the lawsuit and filed a Stipulation and Agreement of Settlement, Compromise, and Release with the Court (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, the parties agreed that the director defendants and the Ailes Estate would cause their insurers to make a payment in the amount of $90 million to 21CF, less approximately $22 million of attorneys’ fees and expenses awarded by the Court to the plaintiff’s counsel. Such amount was paid pursuant to an agreement reached between the defendants and their directors’ and officers’ liability insurers for the payment of insurance proceeds, subject to a claims release. In addition to the payment to 21CF, the Settlement Agreement provides that 21CF shall put in place governance and compliance enhancements, including the creation of the FOX News Workplace Professionalism and Inclusion Council, as set forth in the Non-Monetary Relief Agreement agreed to by the parties in connection with the Settlement Agreement. These governance and compliance enhancements, which 21CF has implemented, shall remain in effect for five years. No stockholder objected to either the settlement or the proposed fee award at the settlement hearing on February 9, 2018. The Court approved the settlement and entered a final order and judgment on February 9, 2018. Accordingly, 21CF received a cash payment and a net settlement of $68 million was recorded in Other, net in the Company’s Statement of Operations for fiscal 2018.

U.K. Newspaper Matters Indemnity

In connection with the separation of 21CF and News Corporation in June 2013, 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the Separation Agreement, certain costs and liabilities related to the U.K. Newspaper

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Matters Indemnity were assumed by the Company. The liability recorded in the Balance Sheets related to the indemnity was approximately $50 million as of June 30, 2019 and 2018.

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

The Company’s operations are subject to tax in various domestic jurisdictions and as a matter of course, the Company is regularly audited by federal and state tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. Each member of the 21CF consolidated group, which includes 21CF, the Company (prior to the Distribution) and 21CF’s other subsidiaries, is jointly and severally liable for the U.S. federal income and, in certain jurisdictions, state tax liabilities of each other member of the consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21CF consolidated group. The tax matters agreement requires 21CF and/or Disney to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the Internal Revenue Service in amounts that the Company cannot quantify.

NOTE 14. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. Pension plans and postretirement benefit plans are closed to new participants with the exception of a small group covered by collective bargaining agreements. The Company has a legally enforceable obligation to contribute to some plans and is not required to contribute to others. The plans include both defined benefit pension plans and employee non-contributory and employee contributory accumulation plans covering all eligible employees. The Company makes contributions in accordance with applicable laws or contract terms.

Plans that are sponsored by the Company (“Direct Plans”) are accounted for as defined benefit pension plans. Accordingly, the funded and unfunded position of each Direct Plan is recorded in the Balance Sheets. Actuarial gains and losses that have not yet been recognized through income are recorded in Accumulated other comprehensive (loss) income net of taxes, and they are systematically amortized as a component of net periodic benefit cost. The Company’s benefit obligation for Direct Plans is calculated using assumptions which the Company reviews on a regular basis. The funded status of the Direct Plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2019, 2018 and 2017.

Prior to the Distribution, certain of the Company’s employees participated in defined benefit pension and postretirement plans sponsored by 21CF (“Shared Plans”), which include participants of other 21CF subsidiaries. Shared Plans were accounted for as multiemployer benefit plans. Therefore, no asset or liability was recorded to recognize the funded status. The related pension expenses allocated to the Company were based primarily on benefits earned by active employees and accounted for in a manner similar to a defined contribution plan. In contemplation of the Separation, the pension and postretirement benefit assets and liabilities of the Shared Plans allocable to the Company’s employees were transferred to the Company in fiscal 2019. Assets of $630 million, projected benefit obligations of $765 million and $188 million of accumulated other comprehensive loss ($143 million, net of tax) were recorded for pension benefits transferred from 21CF. Projected benefit obligations of $98 million and $18 million of accumulated other comprehensive loss ($14 million, net of tax) were recorded for postretirement benefits transferred from 21CF.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Company uses a June 30 measurement date for all Direct Plans. The following table sets forth the change in the projected benefit obligation, change in the fair value of plan assets and funded status for the Company’s Direct Plans:

	Pension benefits		Postretirement benefits
	As of June 30,
	2019	2018	2019	2018
	(in millions)
Projected benefit obligation, beginning of the year	$322	$350	$-	$-
Service cost	19	2	1	-
Interest cost	30	10	2	-
Benefits paid	(17)	(12)	(1)	-
Settlements(a)	(16)	(21)	-	-
Actuarial losses (gains)(b)	148	(7)	4	-
Liabilities assumed from 21CF	765	-	98	-
Other	4	-	(1)	-

Projected benefit obligation, end of the year	1,255	322	103	-

Change in the fair value of plan assets for the Company's benefit plans:
Fair value of plan assets, beginning of the year	70	70	-	-
Actual return on plan assets	50	3	-	-
Employer contributions	83	30	1	-
Benefits paid	(17)	(12)	(1)	-
Settlements(a)	(16)	(21)	-	-
Assets received from 21CF	630	-	-	-

Fair value of plan assets, end of the year	800	70	-	-

Funded status(c)	$(455)	$(252)	$(103)	$-

Grantor Trust assets(c)	$249	$265	$-	$-

(a)	Represents the full settlement of former employees deferred pension benefit obligations through lump sum payments.
(b)	The actuarial losses (gains) for June 30, 2019 and 2018 were mainly due to a change in the discount rate assumption utilized in measuring plan obligations.
(c)

The Company has established an irrevocable grantor trust (the “Grantor Trust”), administered by an independent trustee, with the intention of making cash contributions to the Trust to fund certain future pension benefit obligations of the Company. The assets in the Grantor Trust are unsecured funds of the Company and can be used to satisfy the Company’s obligations in the event of bankruptcy or insolvency. Prior to the Distribution, the assets of the Grantor Trust were held by an irrevocable grantor trust of 21CF (the “21CF Grantor Trust”).

Amounts recognized in the Balance Sheets consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2019	2018	2019	2018
	(in millions)
Accrued pension liabilities	$(455)	$(252)	$(103)	$-

Net amount recognized	$(455)	$(252)	$(103)	$-

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Amounts recognized in Accumulated other comprehensive (loss) income, before tax, consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2019	2018	2019	2018
	(in millions)
Actuarial losses(a)	$385	$80	$22	$-
Prior service cost	3	5	-	-

Net amounts recognized	$388	$85	$22	$-

(a)

The increase in actuarial losses was primarily related to the accumulated actuarial losses transferred to the Company from 21CF of $188 million and $18 million for pension and postretirement benefits, respectively, and the change in the discount rate assumption utilized in measuring plan obligations.

Amounts in Accumulated other comprehensive (loss) income, before tax, expected to be recognized as a component of net periodic benefit costs in fiscal 2020:

	As of June 30, 2019
	Pension benefits	Postretirement benefits
	(in millions)
Actuarial losses	$28	$1

Net amounts expected to be recognized	$28	$1

Accumulated pension benefit obligations as of June 30, 2019 and 2018 were $1,113 million and $311 million, respectively. For the Direct Plans, the accumulated benefit obligation exceeds fair value of the plan assets. Information about funded and unfunded pension plans is presented below:

	Funded plans		Unfunded plans
	As of June 30,
	2019	2018	2019		2018
	(in millions)
Projected benefit obligation	$976	$82	$279		$240
Accumulated benefit obligation	842	82	271		229
Fair value of plan assets	800	70	-	(a)	-	(a)

(a)	The fair value of the assets in the Grantor Trust as of June 30, 2019 and 21CF Grantor Trust attributable to the Company as of June 30, 2018 was $249 million and $265 million, respectively.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The components of periodic benefit costs were as follows:

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2019	2018	2017	2019	2018	2017
	(in millions)
Service cost benefits earned during the period	$19	$2	$2	$1	$-	$-
Interest costs on projected benefit obligations	30	10	9	2	-	-
Expected return on plan assets	(30)	(5)	(4)	-	-	-
Amortization of deferred losses	11	3	3	1	-	-
Other	7	1	1	(1)	-	-

Net periodic benefit costs- Direct plans	37	11	11	3	-	-
Shared Plans	14	33	39	4	7	9

Net periodic benefit costs- Total	51	44	50	7	7	9

Settlement loss
Direct Plans	-	4	4	-	-	-
Shared Plans	-	49	21	-	-	-

Total periodic benefit costs	$51	$97	$75	$7	$7	$9

The components of net periodic benefit costs other than the service cost component are included in Other, net in the Statements of Operations.

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2019	2018	2017	2019	2018	2017
Additional information
Weighted-average assumptions used to determine benefit obligations
Discount rate	3.6%	4.2%	3.8%	3.6%	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit costs
Discount rate for service cost	4.6%	4.1%	4.3%	4.4%	N/A	N/A
Discount rate for interest cost	4.1%	3.1%	2.7%	3.9%	N/A	N/A
Expected return on plan assets	7.0%	7.0%	7.0%	N/A	N/A	N/A

N/A – not applicable.

The Company utilizes a full yield curve approach in the estimation of the service and interest components of net periodic benefit costs for pension and postretirement benefits by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The Company utilizes the latest mortality table released by the Society of Actuaries.

The following assumed health care cost trend rates as of June 30 were also used in accounting for postretirement benefits:

Postretirement benefits
Fiscal 2019
Health care cost trend rate	7.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%
Year that the rate reaches the ultimate trend rate	2039

The following table sets forth the estimated benefit payments and estimated settlements for the next five fiscal years and in aggregate for the five fiscal years thereafter. These payments are estimated based on the same assumptions used

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected benefit payments
	Pension benefits	Postretirement benefits
	(in millions)
Fiscal year
2020	$53	$5
2021	56	5
2022	54	5
2023	56	5
2024	60	6
2025-2029	344	28

The above table shows expected benefits payments for the postretirement benefits net of a nominal amount of U.S. Medicare subsidy receipts per year.

Plan Assets and Grantor Trust

The Company applies the provisions of ASC 715, which requires disclosures including: (i) investment policies and strategies; (ii) the major categories of plan assets; (iii) the inputs and valuation techniques used to measure plan assets; (iv) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (v) significant concentrations of risk within plan assets.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The table below presents the Company’s plan assets by level within the fair value hierarchy, as described in Note 6—Fair Value, as of June 30, 2019:

	As of June 30, 2019
		Fair value measurements at reporting date using		Assets measured
	Total	Level 1	Level 2	at NAV(a)
	(in millions)
ASSETS
Pooled funds(b)
Money market funds	$83	$-	$83	$-
Domestic equity funds	72	72	-	-
International equity funds	132	132	-	-
International fixed income funds	39	-	-	39
Balanced funds	198	136	-	62
Common stocks(c)
U.S. common stocks	131	131	-	-
Government and Agency obligations(d)
Domestic government obligations	17	-	17	-
Domestic agency obligations	12	-	12	-
Corporate obligations(d)	44	-	44	-
Partnership interests	13	-	-	13
Exchange traded funds(c)	32	32	-	-
Other	27	(3)	30	-

Total fair value of plan assets	$800	$500	$186	$114

(a)	As a practical expedient, pooled funds are valued at the net asset value (“NAV”) provided by the fund issuer and partnership interests are based on the fair value obtained from the general partner.
(b)	Open-ended pooled funds that are registered and/or available to the general public are valued at the daily published NAV.
(c)	Common stock investments that are publicly traded and exchange traded funds are valued at the closing price reported on active markets in which the securities are traded.
(d)	The fair value of corporate, government and agency obligations are valued based on a compilation of primary observable market information or a broker quote in a non-active market.

In fiscal 2018, the Company had an undivided interest in a master trust (the “21CF Master Trust”) which was held by 21CF. The fair value of the Company’s undivided interest in the net assets of the 21CF Master Trust was $70 million as of June 30, 2018.

The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprising of 50% equity securities, 25% fixed income securities and 25% in other investments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s future return expectations of the various asset classes. A portion of the other allocation is reserved in short-term cash to provide for expected benefits to be paid in the short-term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

Pension benefits
As of June 30, 2019
Asset Category
Equity securities	47%
Fixed income securities	18
Other, including cash	35

Total	100%

Required pension plan contributions for the next fiscal year are not expected to be material; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.

In addition, the Company has established the Grantor Trust to satisfy the Company’s unfunded pension obligations. The table below presents the assets by level within the fair value hierarchy, as described in Note 6—Fair Value, for the Grantor Trust as of June 30, 2019 and for the 21CF Grantor Trust as of June 30, 2018:

	As of June 30, 2019
	Total	Level 1	Assets measured at NAV
	(in millions)
Assets
Balanced funds	$213	$213	$-
Partnership interests(a)	15	-	15

Total(b)	$228	$213	$15

	As of June 30, 2018
	Total	Level 1	Assets measured at NAV
	(in millions)
Assets
Balanced funds	$205	$205	$-
Partnership interests(a)	15	-	15

Total(b)	$220	$205	$15

(a)	As a practical expedient, partnership interests held in the Grantor Trust and 21CF Grantor Trust are based on the fair value obtained from the general partner.
(b)

The fair value of the assets in the Grantor Trust as of June 30, 2019 and the 21CF Grantor Trust attributable to the Company as of June 30, 2018 was $249 million and $265 million, respectively. The remaining assets held by the Grantor Trust and 21CF Grantor Trust not presented in the table above are cash and cash equivalents.

Defined Contribution Plans

The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $39 million, $38 million and $34 million for fiscal 2019, 2018 and 2017, respectively.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 15. INCOME TAXES

For purposes of the Company’s Financial Statements for the periods prior to the Distribution, the income tax provision in the Statements of Operations was calculated as if FOX filed a separate tax return and was operating as a standalone business. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of FOX’s actual tax balances prior to or subsequent to the Distribution.

Income before income tax (expense) benefit was attributable to the U.S. jurisdiction. Significant components of the Company’s provision for income taxes were as follows:

	For the years ended June 30,
	2019	2018	2017
	(in millions)
U.S.
Federal	$127	$481	$638
State, local and other	68	64	102
	-
Total current	195	545	740

Deferred	386	(603)	92

Provision for income taxes	$581	$(58)	$832

The reconciliation of income tax computed at the statutory rate to income tax (expense) benefit was:

	For the years ended June 30,
	2019	2018	2017
U.S. federal income tax rate	21%	28%	35%
Impact of U.S. tax reform(a)	-	(28)	-
State and local taxes	4	4	4
Adjustments for tax matters, net	-	(1)	-
Valuation allowance movements	-	(3)	1
Domestic production activities deduction	-	(2)	(3)
Other	1	(1)	-

Effective tax rate	26%	(3)%	37%

(a)	See Note 2—Summary of Significant Accounting Policies under the heading “U.S. Tax Reform.”

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following is a summary of the components of the deferred tax accounts:

	As of June 30,
	2019	2018
	(in millions)
Deferred tax assets
Basis difference(a)	$4,574	$-
Net operating loss carryforwards	107	11
Accrued liabilities	5	44
Pension benefit obligations	50	61
Equity-based compensation	17	44
Other	68	65

Total deferred tax assets	4,821	225
Deferred tax liabilities
Basis difference(a)	-	(773)
Sports rights contracts	(164)	(478)

Total deferred tax liabilities	(164)	(1,251)

Net deferred tax asset (liability) before valuation allowance	4,657	(1,026)
Less: valuation allowance	(6)	(45)

Total net deferred tax assets (liabilities)	$4,651	$(1,071)

(a)

As a result of the Separation and the Distribution, which was a taxable transaction for which the estimated tax liability of $5.8 billion was included in the Transaction Tax paid by the Company, FOX obtained a tax basis in its assets equal to their respective fair market values. This amount includes the additional estimated deferred tax asset recorded as a result of the increased tax basis (See Note 1—Description of Business and Basis of Presentation under the heading “Basis of Presentation”).

As of June 30, 2019, the Company had $107 million of tax attributes from net operating loss carryforwards available to offset future taxable income. A substantial portion of these losses can be carried forward indefinitely.

The net decrease in the valuation allowance to $6 million as of June 30, 2019 was primarily due to the Distribution (See Note 1—Description of Business and Basis of Presentation under the heading “Basis of Presentation”).

The following table sets forth the change in the uncertain tax positions, excluding interest and penalties:

	For the years ended June 30,
	2019	2018	2017
	(in millions)
Balance, beginning of year	$91	$110	$102
Additions for prior year tax positions	7	1	7
Additions for current year tax positions	9	-	11
Reduction for prior year tax positions	(13)	(20)	(10)

Balance, end of year	$94	$91	$110

The Company recognizes interest and penalty charges related to uncertain tax positions as income tax (expense) benefit. The Company recorded liabilities for accrued interest of $26 million and $20 million as of June 30, 2019 and 2018, respectively, and the amounts of interest income/expense recorded in each of the three fiscal years 2019, 2018 and 2017 were not material.

The Company is subject to tax in various domestic jurisdictions and, as a matter of ordinary course, the Company is regularly audited by federal and state tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not anticipate that the resolution of these pending tax matters will have a material adverse effect on its combined financial condition, future results of operations or liquidity. The net increase to the balance of uncertain tax positions in fiscal 2019 is primarily attributable to state matters. The Company does not expect significant changes to these positions over the next 12 months. As of June 30, 2019 and 2018, $74 million and $72

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

million, respectively, would affect the Company’s effective income tax rate, if the Company’s position with respect to the uncertainties is sustained.

NOTE 16. SEGMENT INFORMATION

The Company is a news, sports and entertainment company, which manages and reports its businesses in the following segments:

•

Cable Network Programming, which principally consists of the production and licensing of news and sports content distributed primarily through cable television systems, direct broadcast satellite operators and telecommunication companies (“traditional MVPDs”) and online multi-channel video programming distributors (“digital MVPDs”), primarily in the U.S.

•

Television, which principally consists of the acquisition, marketing and distribution of broadcast network programming nationally under the FOX brand and the operation of 28 full power broadcast television stations, including 11 duopolies, in the U.S. Of these stations, 17 are affiliated with the FOX Network, 10 are affiliated with MyNetworkTV and one is an independent station.

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

Beginning with the announcement of the Company’s financial results for the third quarter of fiscal 2019, the Company has renamed as “Segment EBITDA” the measure that it previously referred to as “Segment OIBDA”. The definition of this measure has not changed: Segment EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Interest expense, Interest income, Other, net and Income tax (expense) benefit. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

Management believes that information about Total Segment EBITDA assists all users of the Company’s Financial Statements by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect net income, thus providing insight into both operations and the other factors that affect reported results. Total Segment EBITDA provides management, investors and equity analysts a measure to analyze the operating performance of the Company’s business and its enterprise value against historical data and competitors’ data, although historical results, including Segment EBITDA and Total Segment EBITDA, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

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

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table reconciles Income before income tax (expense) benefit to Total Segment EBITDA for fiscal 2019, 2018 and 2017:

	For the years ended June 30,
	2019	2018	2017
	(in millions)
Income before income tax (expense) benefit	$2,224	$2,170	$2,241
Add
Amortization of cable distribution investments	38	53	57
Depreciation and amortization	212	171	169
Impairment and restructuring charges	26	16	165
Interest expense	203	43	23
Interest income	(41)	-	-
Other, net	19	39	131

Total Segment EBITDA	$2,681	$2,492	$2,786

The following tables set forth the Company’s Revenues and Segment EBITDA for fiscal 2019, 2018 and 2017:

	For the years ended June 30,
	2019	2018	2017
	(in millions)
Revenues
Cable Network Programming	$5,381	$5,049	$4,323
Television	5,979	5,106	5,600
Other, Corporate and Eliminations	29	(2)	(2)

Total revenues	$11,389	$10,153	$9,921
Segment EBITDA
Cable Network Programming	$2,495	$2,308	$2,055
Television	470	379	909
Other, Corporate and Eliminations	(284)	(195)	(178)

Total Segment EBITDA	$2,681	$2,492	$2,786

Revenues by Segment by Component

	For the years ended June 30,
	2019	2018	2017
	(in millions)
Cable Network Programming
Affiliate fee	$3,804	$3,541	$3,059
Advertising	1,184	1,120	1,075
Other	393	388	189

Total Cable Network Programming revenues	5,381	5,049	4,323

Television
Advertising	3,872	3,478	4,076
Affiliate fee	1,708	1,382	1,235
Other	399	246	289

Total Television revenues	5,979	5,106	5,600

Other, Corporate and Eliminations	29	(2)	(2)

Total revenues	$11,389	$10,153	$9,921

For fiscal 2019, the Company had one customer that represented approximately 11% of Revenues.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Future Performance Obligations

As of June 30, 2019, approximately $1.9 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to sports rights sublicensing contracts and affiliate contracts with fixed fees. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.

	For the years ended June 30,
	2019	2018	2017
	(in millions)
Depreciation and amortization
Cable Network Programming	$48	$38	$33
Television	96	112	116
Other, Corporate and Eliminations	68	21	20

Total depreciation and amortization	$212	$171	$169

	For the years ended June 30,
	2019	2018	2017
	(in millions)
Capital expenditures
Cable Network Programming	$83	$64	$41
Television	71	89	74
Other, Corporate and Eliminations	81	62	76

Total capital expenditures	$235	$215	$191

	As of June 30,
	2019	2018
	(in millions)
Assets
Cable Network Programming	$2,584	$2,430
Television	6,598	6,805
Other, Corporate and Eliminations	9,462	3,611
Investments	865	275

Total assets	$19,509	$13,121

	As of June 30,
	2019	2018
	(in millions)
Goodwill and intangible assets, net
Cable Network Programming	$1,246	$1,184
Television	3,891	4,024
Other, Corporate and Eliminations	405	405

Total goodwill and intangible assets, net	$5,542	$5,613

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 17. EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share under ASC 260, “Earnings per Share”:

	For the years ended June 30,
	2019	2018	2017
	(in millions, except per share amounts)

Net income attributable to Fox Corporation stockholders	$1,595	$2,187	$1,372

Weighted average shares - basic and diluted(a)	621	621	621

Net income attributable to Fox Corporation stockholders per share - basic and diluted	$2.57	$3.52	$2.21

(a)

For all periods presented that ended prior to the date of the Distribution, 621 million shares have been utilized for the calculation of basic and diluted earnings per share as no shares of common stock or equity-based awards of the Company were outstanding prior to that date (See Note 2—Summary of Significant Accounting Policies under the heading “Earnings per share” for additional information).

NOTE 18. QUARTERLY DATA (UNAUDITED)

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
FISCAL 2019
Revenues	$2,541	$3,583	$2,752	$2,513
Net income attributable to Fox Corporation stockholders(a)	$604	$8	$529	$454
Net income attributable to Fox Corporation stockholders per share - basic and diluted(b)	$0.97	$0.01	$0.85	$0.73
Stock prices(c)
Class A - High	$-	$-	$41.70	$39.40
Class A - Low	$-	$-	$36.40	$34.01
Class B - High	$-	$-	$41.02	$38.74
Class B - Low	$-	$-	$35.67	$33.68

FISCAL 2018
Revenues	$2,188	$3,108	$2,463	$2,394
Net income attributable to Fox Corporation stockholders(a)	$390	$869	$457	$471
Net income attributable to Fox Corporation stockholders per share - basic and diluted(b)	$0.63	$1.40	$0.74	$0.76

(a)

See Note 5—Inventories, net and Note 20—Additional Financial Information under the heading “Other, net” for details of infrequent items recorded during the fiscal year. In addition, the Company recorded a provisional income tax benefit of $624 million, or $1.01 per basic and diluted share, during the second quarter of fiscal 2018 to reflect the impact of the Tax Act (See Note 2—Summary of Significant Accounting Policies under the heading “U.S. Tax Reform”).

(b)

For all periods presented that ended prior to the date of the Distribution, 621 million shares have been utilized for the calculation of basic and diluted earnings per share as no shares of common stock or equity-based awards of the Company were outstanding prior to that date (See Note 2—Summary of Significant Accounting Policies under the heading “Earnings per share” for additional information).

(c)

The stock prices reflect the reported high and low sales prices for the Class A Common Stock and Class B Common Stock, as reported on NASDAQ under the symbols “FOXA” and “FOX”, respectively, since March 13, 2019, the date that the Company’s Common Stock began "when-issued" trading.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 19. VALUATION AND QUALIFYING ACCOUNTS

	Balance as of beginning of year	Additions	Utilization	Other		Balance as of end of year
	(in millions)
FISCAL 2019
Allowances for doubtful accounts	$(28)	$(15)	$8	$-		$(35)
Deferred tax valuation allowance	(45)	(10)	-	49	(a)	(6)

FISCAL 2018
Allowances for doubtful accounts	$(68)	$-	$40	$-		$(28)
Deferred tax valuation allowance	(143)	(11)	109	-		(45)

FISCAL 2017
Allowances for doubtful accounts	$(51)	$(24)	$7	$-		$(68)
Deferred tax valuation allowance	(118)	(37)	12	-		(143)

(a)

Represents the allocation of the deferred tax valuation allowance between 21CF and the Company in accordance with the Distribution (See Note 1—Description of Business and Basis of Presentation under the heading “Basis of Presentation”).

NOTE 20. ADDITIONAL FINANCIAL INFORMATION

Other, net

The following table sets forth the components of Other, net included in the Statements of Operations:

	For the years ended June 30,
	2019	2018	2017
	(in millions)
Net unrealized gains on investments(a)	$268	$-	$-
Transaction costs(b)	(199)	(103)	-
U.K. Newspaper Matters Indemnity(c)	(58)	(29)	(54)
Settlement loss related to pension plans(d)	-	(53)	(25)
Gain on spectrum relinquishment(e)	12	102	-
Shareholder litigation settlement(f)	-	68	-
Other(g)	(42)	(24)	(52)

Total other, net	$(19)	$(39)	$(131)

(a)

Represents the net unrealized gains related to changes in fair value of the Company’s investments in Roku and The Stars Group which are recognized in the Statements of Operations in accordance with ASC 321 (See Note 6—Fair Value).

(b)	The transaction costs for fiscal 2019 and 2018 are primarily related to the Separation and the Distribution which includes retention related costs.
(c)	See Note 13—Commitments and Contingencies under the heading “U.K. Newspaper Matters Indemnity”.
(d)	The settlement loss was primarily related to the Shared Plans (See Note 14—Pension and Other Postretirement Benefits).
(e)	See Note 3—Acquisitions, Disposals and Other Transactions under the heading “Fiscal 2018”.
(f)	See Note 13—Commitments and Contingencies under the heading “Shareholder Litigation”.
(g)

Other for fiscal 2017 included approximately $50 million of costs related to settlements of claims arising out of allegations of sexual harassment and discrimination at the Company’s FOX News business (See Note 13—Commitments and Contingencies under the heading “FOX News”.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Other Non-Current Assets

The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of June 30,
	2019	2018
	(in millions)
Investments(a)	$865	$275
Inventories, net	205	121
Other(b)	455	363
	+
Total other non-current assets	$1,525	$759

(a)

Includes investments accounted for at fair value on a recurring basis of $761 million and $257 million as of June 30, 2019 and 2018, respectively (See Note 6—Fair Value). See Note 3—Acquisitions, Disposals and Other Transactions for information on recent investments.

(b)

Other includes $249 million and $265 million of assets in the Grantor Trust as of June 30, 2019 and 21CF Grantor Trust attributable to the Company as of June 30, 2018, respectively (See Note 14—Pension and Other Postretirement Benefits).

Accounts Payable, Accrued Expenses and Other Current Liabilities

The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of June 30,
	2019	2018
	(in millions)
Accrued expenses	$835	$530
Program rights payable	514	380
Deferred revenue	169	147
Income taxes payable(a)	6	553
Other current liabilities	188	149

Total accounts payable, accrued expenses and other current liabilities	$1,712	$1,759

(a)

The amount of income taxes payable as of June 30, 2018 represents the estimated liability determined using the separate tax return methodology as discussed in Note 1—Description of Business and Basis of Presentation.

Other Liabilities

The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of June 30,
	2019	2018
	(in millions)
Accrued non-current pension/postretirement liabilities(a)	$543	$244
Other non-current liabilities	356	178

Total other liabilities	$899	$422

(a)

The increase in accrued non-current pension/postretirement liabilities was primarily related to the pension and other postretirement benefit assets and liabilities of the Shared Plans allocable to the Company’s employees transferred to the Company (See Note 14—Pension and Other Postretirement Benefits).

NOTE 21. SUBSEQUENT EVENTS

In August 2019, the Company announced the entry into a definitive merger agreement for the proposed acquisition of 67% of the equity in Credible Labs Inc. (“Credible”), a U.S. consumer finance marketplace, for Australian dollar 390

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

million (approximately $265 million) in cash (the “Credible Acquisition”). In addition, the Company has agreed to commit up to $75 million of capital to Credible over approximately two years following the closing of the Credible Acquisition. The Credible Acquisition is subject to the receipt of Credible shareholder and regulatory approvals and other customary closing conditions. Subject to the satisfaction or waiver of the closing conditions, the Credible Acquisition is expected to close by December 31, 2019.

Subsequent to June 30, 2019, the Company declared a semi-annual dividend of $0.23 per share on both the Class A Common Stock and the Class B Common Stock. The dividend is payable on October 2, 2019 with a record date for determining dividend entitlements of September 4, 2019.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Under the rules and regulations of the SEC, the Company is not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until the Company files its Annual Report on Form 10-K for fiscal year ending June 30, 2020.

Changes in Internal Control over Financial Reporting

Since the Transaction, several aspects of the Company’s internal control over financial reporting have changed. The Company historically relied on certain financial, administrative and other resources of 21CF to manage specific aspects of its business and report results. In connection with the Transaction, the Company entered into a transition services agreement with 21CF and Disney under which 21CF is providing some of these services to the Company on a transitional basis. In addition, in connection with the Transaction, the Company has implemented new corporate and oversight functions, such as a Board of Directors, legal, treasury, corporate communications and investor relations. The Company has also revised and adopted policies, as needed, to meet the regulatory requirements applicable to a standalone publicly traded company and is undertaking a redesign of several business processes. As business processes and controls change as a result of this ongoing effort, the Company will continue to identify, document and evaluate key controls to ensure its internal control over financial reporting is effective.

Other than as described above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEMS 10, 11, 12, 13 AND 14.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE; PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s Definitive Proxy Statement to be filed in connection with its 2019 Annual Meeting of Stockholders pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

1.

The Company’s Consolidated and Combined Financial Statements required to be filed as part of this Annual Report and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

2.

All other financial statement schedules are omitted because the required information is not applicable or because the information called for is included in the Company’s Consolidated and Combined Financial Statements or the Notes to the Consolidated and Combined Financial Statements.

3.	The exhibits listed on the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

EXHIBIT INDEX

Number	Description
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

4.1

Rights Agreement between the Registrant and Computershare Trust Company, N.A., as Rights Agent ("Computershare"), dated as of March 19, 2019 (incorporated herein by reference to Exhibit 4.1 to the March 14, 2019 Form 8-K).

4.2

Amendment to Rights Agreement, dated as of June 13, 2019, between the Registrant and Computershare, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 13, 2019 and filed with the SEC on June 13, 2019).

4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*

10.1	Fox Corporation 2019 Shareholder Alignment Plan (incorporated herein by reference to Exhibit 10.1 to the March 14, 2019 Form 8-K).+

10.2	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.2 to the March 14, 2019 Form 8-K).+

10.3	Form of Fox Corporation 2019 Shareholder Alignment Plan Restricted Stock Unit Terms and Conditions (incorporated herein by reference to Exhibit 10.3 to the March 14, 2019 Form 8-K).+

10.4	Form of Fox Corporation 2019 Shareholder Alignment Plan Non-Qualified Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10.4 to the March 14, 2019 Form 8-K).+

10.5	Form of Employment Agreement (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (the “March 2019 Form 10-Q”)).+

10.6	Letter Agreement between Lachlan K. Murdoch and News Corporation dated November 17, 2008 (incorporated herein by reference to Exhibit 10.6 to the March 2019 Form 10-Q).+

10.7

Letter Agreements between John P. Nallen and News Corporation dated January 1, 2005 and November 17, 2008, as amended through June 3, 2013 (incorporated herein by reference to Exhibit 10.7 to the March 2019 Form 10-Q).+

10.8

Credit Agreement, dated as of March 15, 2019, among the Registrant, as Borrower, the initial lenders named therein, the initial issuing banks named therein, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities Inc. and Goldman Sachs Bank USA, as Co-Syndication Agents, JP Morgan Chase Bank, N.A. and Morgan Stanley Bank, N.A., as Co-Documentation Agents, and Citibank, N.A., Deutsche Bank Securities Inc., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 15, 2019 and filed with the SEC on March 15, 2019 (the “March 15, 2019 Form 8-K”)). Y

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101

The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated and Combined Statements of Operations for the fiscal years ended June 30, 2019, 2018 and 2017; (ii) Consolidated and Combined Statements of Comprehensive Income for the fiscal years ended June 30, 2019, 2018 and 2017; (iii) Consolidated and Combined Balance Sheets as of June 30, 2019 and 2018; (iv) Consolidated and Combined Statements of Cash Flows for the fiscal years ended June 30, 2019, 2018 and 2017; (v) Consolidated and Combined Statements of Equity for the fiscal years ended June 30, 2019, 2018 and 2017 and (vi) Notes to the Consolidated and Combined Financial Statements.*

_________________________

Y	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
*	Filed herewith.
+	This exhibit is a management contract or compensatory plan or arrangement.
**	Furnished herewith.
ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fox Corporation (Registrant)
By:	/S/ Steven Tomsic
Steven Tomsic Chief Financial Officer

Date: August 9, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Lachlan K. MURDOCH Lachlan K. Murdoch	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	August 9, 2019
/S/ Steven Tomsic Steven Tomsic	Chief Financial Officer (Principal Financial and Accounting Officer)	August 9, 2019
/S/ K. RUPERT MURDOCH K. Rupert Murdoch	Chairman	August 9, 2019
/S/ CHASE CAREY Chase Carey	Director	August 9, 2019
/S/ Anne Dias Anne Dias	Director	August 9, 2019
/S/ Roland A. Hernandez Roland A. Hernandez	Director	August 9, 2019
/S/ JACQUES NASSER Jacques Nasser	Director	August 9, 2019
/S/ Paul D. Ryan Paul D. Ryan	Director	August 9, 2019