Form 10-Q
period 2019-09-30
Fox Corp
filed 2019-11-06
CIK 1754301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2019

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-38776

FOX CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1825597
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 852-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	FOXA	The Nasdaq Global Select Market
Class B Common Stock, par value $0.01 per share	FOX	The Nasdaq Global Select Market
Rights to Purchase Series A Junior Participating Preferred Stock	N/A	The Nasdaq Global Select Market

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

As of November 4, 2019, 354,511,048 shares of Class A Common Stock, par value $0.01 per share, and 266,173,651 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

FOX CORPORATION

FORM 10-Q

FOX CORPORATION

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended September 30,
	2019	2018
Revenues	$2,667	$2,541
Operating expenses	(1,468)	(1,491)
Selling, general and administrative	(352)	(299)
Depreciation and amortization	(50)	(43)
Impairment and restructuring charges	(9)	-
Interest expense	(90)	(16)
Interest income	17	-
Other, net	(15)	139

Income before income tax expense	700	831
Income tax expense	(187)	(216)

Net income	513	615

Less: Net income attributable to noncontrolling interests	(14)	(11)

Net income attributable to Fox Corporation stockholders	$499	$604

EARNINGS PER SHARE DATA

Weighted average shares
Basic	622	621
Diluted	624	621

Net income attributable to Fox Corporation stockholders per share - basic and diluted	$0.80	$0.97

The accompanying notes are an integral part of these Unaudited Consolidated and Combined Financial Statements.

FOX CORPORATION

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended September 30,
	2019	2018
Net income	$513	$615
Other comprehensive income, net of tax
Benefit plan adjustments	4	1

Other comprehensive income, net of tax	4	1

Comprehensive income	517	616

Less: Net income attributable to noncontrolling interests(a)	(14)	(11)

Comprehensive income attributable to Fox Corporation stockholders	$503	$605

(a)

Net income attributable to noncontrolling interests includes $9 million and $11 million for the three months ended September 30, 2019 and 2018, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated and Combined Financial Statements.

FOX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of September 30, 2019	As of June 30, 2019
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$3,340	$3,234
Receivables, net	2,108	1,967
Inventories, net	1,463	1,129
Other	138	148

Total current assets	7,049	6,478

Non-current assets
Property, plant and equipment, net	1,314	1,313
Intangible assets, net	2,848	2,851
Goodwill	2,707	2,691
Deferred tax assets	4,485	4,651
Other non-current assets	2,131	1,525

Total assets	$20,534	$19,509

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$1,890	$1,712
	-
Total current liabilities	1,890	1,712

Non-current liabilities
Borrowings	6,752	6,751
Other liabilities	1,355	899
Redeemable noncontrolling interests	207	189
Commitments and contingencies
Equity
Class A common stock(a)	4	4
Class B common stock(b)	3	3
Additional paid-in capital	9,921	9,891
Retained earnings	696	357
Accumulated other comprehensive loss	(304)	(308)
	-
Total Fox Corporation stockholders' equity	10,320	9,947
Noncontrolling interests	10	11

Total equity	10,330	9,958

Total liabilities and equity	$20,534	$19,509

(a)

Class A common stock, $0.01 par value per share, 2,000,000,000 shares authorized, 354,475,255 shares and 354,422,419 shares issued and outstanding at par as of September 30, 2019 and June 30, 2019, respectively.

(b)	Class B common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 266,173,651 shares issued and outstanding at par as of September 30, 2019 and June 30, 2019.

The accompanying notes are an integral part of these Unaudited Consolidated and Combined Financial Statements.

FOX CORPORATION

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the three months ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$513	$615

Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	50	43
Amortization of cable distribution investments	9	10
Impairment and restructuring charges	9	-
Equity-based compensation	27	-
Other, net	15	(139)
Deferred income taxes	165	72
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(79)	(100)
Inventories net of program rights payable	(358)	(202)
Accounts payable and other liabilities	(149)	(52)

Net cash provided by operating activities	202	247

INVESTING ACTIVITIES
Property, plant and equipment	(39)	(42)
Purchase of investments	-	(100)
Other investing activities, net	(1)	(65)

Net cash used in investing activities	(40)	(207)

FINANCING ACTIVITIES
Net transfers from Twenty-First Century Fox, Inc.	-	229
Other financing activities, net	(56)	(13)

Net cash (used in) provided by financing activities	(56)	216

Net increase in cash and cash equivalents	106	256
Cash and cash equivalents, beginning of year	3,234	2,500

Cash and cash equivalents, end of period	$3,340	$2,756

The accompanying notes are an integral part of these Unaudited Consolidated and Combined Financial Statements.

FOX CORPORATION

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(IN MILLIONS)

	Class A		Class B		Twenty-First Century	Additional		Accumulated Other	Total Fox Corporation
	Common Stock		Common Stock		Fox, Inc.	Paid-in	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Investment	Capital	Earnings	(Loss) Income	Equity	Interests(a)	Equity
Balance, June 30, 2019	354	$4	266	$3	$-	$9,891	$357	$(308)	$9,947	$11	$9,958
Net income	-	-	-	-	-	-	499	-	499	5	504
Other comprehensive income	-	-	-	-	-	-	-	4	4	-	4
Dividends declared	-	-	-	-	-	-	(143)	-	(143)	-	(143)
Other	-	-	-	-	-	30	(17)	-	13	(6)	7
Balance, September 30, 2019	354	$4	266	$3	$-	$9,921	$696	$(304)	$10,320	$10	$10,330

Balance, June 30, 2018	-	$-	-	$-	$9,513	$-	$-	$81	$9,594	$-	$9,594
Adoption of new accounting standards(b)	-	-	-	-	143	-	-	(143)	-	-	-
Net income	-	-	-	-	604	-	-	-	604	-	604
Other comprehensive income	-	-	-	-	-	-	-	1	1	-	1
Other	-	-	-	-	181	-	-	-	181	9	190
Net increase in Twenty-First Century Fox, Inc. investment	-	-	-	-	665	-	-	-	665	-	665
Balance, September 30, 2018	-	$-	-	$-	$11,106	$-	$-	$(61)	$11,045	$9	$11,054

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 4—Fair Value under the heading “Redeemable Noncontrolling Interests”).
(b)

Reflects the adoption of ASU 2016-01 and ASU 2018-02 as defined in Note 2—Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 as filed with the Securities and Exchange Commission on August 9, 2019 under the heading “Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform”.

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

The Distribution

On March 19, 2019, the Company became a standalone publicly traded company through the pro rata distribution by Twenty-First Century Fox, Inc. (now known as TFCF Corporation) (“21CF”) of all of the issued and outstanding common stock of FOX to 21CF stockholders (other than holders that were subsidiaries of 21CF) (the “Distribution”) in accordance with the Amended and Restated Distribution Agreement and Plan of Merger, dated as of June 20, 2018, by and between 21CF and 21CF Distribution Merger Sub, Inc. Following the Distribution, 354 million and 266 million shares of the Company’s Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), respectively, began trading independently on The Nasdaq Global Select Market. In connection with the Distribution, the Company entered into the Separation and Distribution Agreement, dated as of March 19, 2019 (the “Separation Agreement”), with 21CF, which effected the internal restructuring (the “Separation”) whereby 21CF transferred to FOX a portfolio of 21CF’s news, sports and broadcast businesses, including FOX News Media (consisting of FOX News and FOX Business), FOX Entertainment, FOX Sports, FOX Television Stations, and sports cable networks FS1, FS2, FOX Deportes and Big Ten Network, and certain other assets, and FOX assumed from 21CF the liabilities associated with such businesses and certain other liabilities. The Separation and the Distribution were effected as part of a series of transactions contemplated by the Amended and Restated Merger Agreement and Plan of Merger, dated as of June 20, 2018, by and among 21CF, The Walt Disney Company (“Disney”) and certain subsidiaries of Disney, pursuant to which, among other things, 21CF became a wholly-owned subsidiary of Disney.

In connection with the Separation, the Company entered into several agreements that govern certain aspects of the Company’s relationship with 21CF and Disney following the Separation. These include the Separation Agreement, a tax matters agreement, a transition services agreement, as well as agreements relating to intellectual property licenses, employee matters, commercial arrangements and a studio lot lease (See Note 1—Description of Business and Basis of Presentation in the 2019 Form 10-K, as defined below, for further discussion).

Basis of Presentation

The Unaudited Consolidated and Combined Financial Statements of FOX have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Unaudited Consolidated and Combined Financial Statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020.

These interim Unaudited Consolidated and Combined Financial Statements and notes thereto should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 as filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2019 (the “2019 Form 10-K”).

The Company became a separate consolidated group as a result of the Distribution, and the Company’s financial statements for the three months ended September 30, 2019 and as of September 30, 2019 and June 30, 2019 are presented on a consolidated basis. Prior to the Distribution, the Company’s Unaudited Combined Financial Statements were derived from the unaudited consolidated financial statements and accounting records of 21CF. The Company’s financial statements for the three months ended September 30, 2018 are presented on a combined basis as the Company was not a separate consolidated group prior to the Distribution. These financial statements reflect the combined historical results of operations and cash flows of 21CF’s domestic news, national sports and broadcast businesses and certain other assets and liabilities associated with such businesses.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Unaudited Combined Statement of Operations for the three months ended September 30, 2018 includes allocations for certain support functions that were provided on a centralized basis within 21CF prior to the Distribution and not recorded at the business unit level, such as certain expenses related to finance, legal, insurance, information technology, compliance and human resources management activities, among others. 21CF did not routinely allocate these costs to any of its business units. These expenses have been allocated to FOX on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, headcount or other relevant measures. Management believes the assumptions underlying the Unaudited Combined Financial Statements, including the assumptions regarding allocating general corporate expenses from 21CF, are reasonable. Nevertheless, the Unaudited Combined Financial Statements may not include all of the actual expenses that would have been incurred by FOX and may not reflect FOX’s consolidated results of operations and cash flows had it been a standalone company during the period presented. Actual costs that would have been incurred if FOX had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

For purposes of the Company’s financial statements for the period prior to the Distribution, the income tax provision in the Unaudited Combined Statement of Operations was calculated as if FOX filed a separate tax return and was operating as a standalone business. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of FOX’s actual tax balances prior to or subsequent to the Distribution. Prior to the Distribution, the Company’s operating results were included in 21CF’s consolidated U.S. federal and state income tax returns.

Intercompany transactions with 21CF or its affiliates and the Company are reflected in the historical Unaudited Combined Financial Statements for the period prior to the Distribution. All significant intracompany transactions and accounts within the Company’s consolidated and combined businesses have been eliminated. Investments in and advances to entities or joint ventures in which the Company has significant influence, but less than a controlling financial interest, are accounted for using the equity method. Significant influence is generally presumed to exist when the Company owns an interest between 20% and 50% and exercises significant influence. In accordance with Accounting Standards Codification (“ASC”) 321 “Investments—Equity Securities” (“ASC 321”), equity securities in which the Company has no significant influence (generally less than a 20% ownership interest) with readily determinable fair values are accounted for at fair value based on quoted market prices. Equity securities without readily determinable fair values are accounted for either at fair value or using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. All gains and losses on investments in equity securities are recognized in the Unaudited Consolidated and Combined Statements of Operations.

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

The Company’s fiscal year ends on June 30 of each year. Certain fiscal 2019 amounts have been reclassified to conform to the fiscal 2020 presentation.

The unaudited and audited consolidated and combined financial statements are referred to as the “Financial Statements” herein. The unaudited consolidated and combined statements of operations are referred to as the “Statements of Operations” herein. The unaudited and audited consolidated balance sheets are referred to as the “Balance Sheets” herein.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, “Leases (Topic 842)” (“Topic 842”), as amended. Topic 842 requires recognition of lease liabilities and right-of-use (“ROU”) assets on the balance sheet and disclosure of key information about leasing arrangements. On July 1, 2019, the Company adopted Topic 842 on a modified retrospective basis and recorded operating lease liabilities and ROU assets of approximately $635 million and $585 million, respectively, at the date of adoption (See Note 6—Leases). The difference between the Company’s initial recognition of operating lease liabilities and ROU assets, at the date of adoption, was primarily a result of the reclassification of the deferred rent liability. The adoption of Topic 842 did not have a significant impact on the Statements of Operations. In accordance with the guidance in Topic 842, the Company elected not to reassess (i) whether any existing contracts are or contain leases, (ii) lease classification for existing leases or (iii) capitalization of initial direct costs for existing leases.

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

The Stars Group

In May 2019, the Company and The Stars Group Inc. (“The Stars Group”) announced plans to launch FOX Bet, a national media and sports wagering partnership in the U.S., which was launched in the first quarter of fiscal 2020. FOX Sports and The Stars Group have entered into a long-term commercial arrangement through which FOX Sports provides The Stars Group with an exclusive license to use certain FOX Sports trademarks. Prior to the tenth anniversary of the commercial agreement, and subject to certain conditions and applicable gaming regulatory approvals, FOX Sports has an option to acquire up to 50% of the equity in The Stars Group’s U.S. business. In addition, the Company invested $236 million to acquire a 4.99% equity interest in The Stars Group. The common shares issued to the Company are subject to certain transfer restrictions for a period ending in May 2021, subject to customary exceptions. The Company accounts for the investment in The Stars Group at fair value (See Note 4—Fair Value).

Caffeine and Caffeine Studios

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

NOTE 3. INVENTORIES, NET

The Company’s inventories were comprised of the following:

	As of September 30, 2019	As of June 30, 2019
	(in millions)
Sports programming rights	$1,258	$954
Entertainment programming rights	413	380

Total inventories, net	1,671	1,334
Less: current portion of inventories, net	(1,463)	(1,129)

Total non-current inventories, net	$208	$205

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

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following tables present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of September 30, 2019
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Investments(a)	$804	$613	$191	$-
Liabilities
Contingent consideration(b)	(6)	-	-	(6)
Redeemable noncontrolling interests(b)	(207)	-	-	(207)

Total	$591	$613	$191	$(213)

	Fair value measurements
	As of June 30, 2019
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Investments(a)	$761	$545	$216	$-
Redeemable noncontrolling interests(b)	(189)	-	-	(189)

Total	$572	$545	$216	$(189)

(a)

The investment categorized as Level 1 represents an investment in equity securities of Roku, Inc. (“Roku”) with a readily determinable fair value. The investment categorized as Level 2 represents an investment in equity securities of The Stars Group estimated using the quoted market price of The Stars Group common stock less a discount due to a lack of marketability (“DLOM”). The DLOM was derived based on the remaining term of the lock up period and the volatility of The Stars Group common stock (See Note 2—Acquisitions, Disposals and Other Transactions under the heading “The Stars Group” for further discussion).

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

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the three months ended September 30,
	2019	2018
	(in millions)
Beginning of period	$(189)	$(275)
Net income	(9)	(11)
Distributions	8	13
Accretion and other	(17)	190	(a)
		-
End of period	$(207)	$(83)

(a)	As a result of the expiration of a portion of the minority shareholder’s put right, approximately $200 million was reclassified into equity.

As of September 30, 2019, a portion of the minority shareholder’s put right was exercisable. In October 2019, this portion of the minority shareholder’s put right expired and, as a result, approximately $120 million will be reclassified into equity in the Company’s consolidated financial statements for the three months ending December 31, 2019.

Another portion of the minority shareholder’s put right will become exercisable in July 2020 and the remaining portion will become exercisable in July 2021.

Financial Instruments

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and investments accounted for using the measurement alternative in accordance with ASC 321, approximates fair value.

	As of September 30, 2019	As of June 30, 2019
	(in millions)
Borrowings

Fair value	$7,889	$7,643

Carrying value	$6,752	$6,751

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

Generally, the Company does not require collateral to secure receivables. As of September 30, 2019, the Company had one customer that accounted for approximately 10% of the Company’s receivables. As of June 30, 2019, the Company had no individual customers that accounted for 10% or more of the Company’s receivables.

NOTE 5. BORROWINGS

Borrowings include senior notes (See Note 9—Borrowings in the 2019 Form 10-K under the heading “Senior Notes Issued Under the January 2019 Indenture”). In addition, the Company is party to a credit agreement providing a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of March 2024 (See Note 9—Borrowings in the 2019 Form 10-K under the heading “Revolving Credit Agreement”). As of September 30, 2019, there were no borrowings outstanding under the revolving credit agreement.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 6. LEASES

Lessee Arrangements

The Company has lease agreements primarily for office facilities, transponder agreements and other equipment leases. At contract inception, the Company determines if a contract is or contains a lease and whether it is an operating or finance lease. The Company does not separate lease components from nonlease components for real estate leases.

For operating leases that have a lease term of greater than one year, the Company initially recognizes operating lease liabilities and ROU assets at the lease commencement date, which is the date that the lessor makes an underlying asset available for use by the Company. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the present value of the Company’s obligation to make lease payments, primarily escalating fixed payments, over the lease term. The discount rate used to determine the present value of the lease payments is generally the Company’s incremental borrowing rate because the rate implicit in the lease is generally not readily determinable. The incremental borrowing rate for the lease term is determined by adjusting the Company’s unsecured borrowing rate for a similar term to approximate a collateralized borrowing rate. The Company's lease terms for each of its leases represents the noncancelable period for which the Company has the right to use an underlying asset, together with all of the following: (i) periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option; (ii) periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option; and (iii) periods covered by an option to extend (or not to terminate) the lease in which exercise of the option is controlled by the lessor. The Company recognizes lease payments as lease expense on a straight-line basis over the lease term.

The Company’s operating ROU assets are included in Other non-current assets and the Company’s current and non-current operating lease liabilities are included in Accounts payable, accrued expenses and other current liabilities and Other liabilities, respectively, in the Company’s Balance Sheet (See Note 12—Additional Financial Information).

The following amounts were recorded in the Company’s Balance Sheet relating to its operating leases and other supplemental information:

As of September 30, 2019
(in millions)
ROU assets	$560
Lease liabilities
Current lease liabilities	$145
Non-current lease liabilities	460

Total lease liabilities	$605
Other supplemental information
Weighted average remaining lease term	7 years
Weighted average discount rate	3%

The following table presents information about the Company’s lease costs and supplemental cash flows information for leases:

For the three months ended September 30, 2019
(in millions)
Lease costs
Total lease costs(a)	$30
Supplemental cash flows information
Operating cash flows from operating leases	$38

(a)	Total lease costs of $30 million are net of sublease income of approximately $10 million.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table presents the lease payments relating to the Company’s operating leases:

As of September 30, 2019
(in millions)
Fiscal Year
2020	$119
2021	123
2022	91
2023	86
2024	82
Thereafter	194

Total lease payments(a)	695
Less: imputed interest	(90)

Present value of operating lease liabilities	$605

(a)

In addition to the total lease payments presented above, the Company has a lease for an office facility with lease payments of approximately $55 million that has not yet commenced as of September 30, 2019.

Lessor Arrangements

The Company’s lessor arrangements primarily relate to its owned production and office facilities at the FOX Studios lot, which is located in Los Angeles, California. The Company is responsible for the management of the FOX Studios lot, which includes managing and providing facilities, studio operations, and production services, which until 2026 will predominantly be utilized by Disney productions. The Company leases production and office space on the FOX Studios lot to 21CF for an initial term of seven years, subject to two five-year renewal options exercisable by 21CF. The Company will receive approximately $50 million annually in lease payments over the lease term.

The Company recorded total lease income of approximately $15 million for the three months ended September 30, 2019 which is included in Revenues in the Statement of Operations. The Company recognizes lease payments for operating leases as revenue on a straight-line basis over the lease term and variable lease payments as revenue in the period incurred.

NOTE 7. EQUITY-BASED COMPENSATION

In connection with the Distribution, the Company adopted the Fox Corporation 2019 Shareholder Alignment Plan (the “SAP”), under which equity-based compensation, including stock options, stock appreciation rights, restricted and unrestricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other types of FOX equity awards may be granted. The Company’s officers, directors and employees are eligible to participate in the SAP.

Performance Stock Units

PSUs are fair valued on the date of grant and expensed over the service period using a straight-line method as the awards cliff vest at the end of the three-year performance period. The Company also estimates the number of shares expected to vest which is based on management’s determination of the probable outcome of the performance conditions, which requires considerable judgment. The Company records a cumulative adjustment in periods that the Company’s estimate of the number of shares expected to vest changes. Additionally, the Company ultimately adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. The number of shares that will be issued upon vesting of PSUs can range from 0% to 200% of the target award, based on (i) the Company’s average annual adjusted earnings per share growth, (ii) the Company’s average annual adjusted free cash flow growth and (iii) the Company’s three-year total shareholder return (“TSR”) as measured against the three-year TSR of the companies that comprise the Standard and Poor’s 500 Index. The fair value of the TSR condition is determined using a Monte Carlo simulation model.

During the three months ended September 30, 2019, approximately 0.4 million PSUs were granted, which have a three-year performance measurement period beginning in July 2019. The awards are subject to the achievement of three pre-established objective performance measures determined by the Compensation Committee of the Company’s Board of

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Directors. The awards issued will be settled in shares of Class A Common Stock upon vesting and are subject to the participants’ continued employment with the Company. Any person who holds PSUs shall have no ownership interest in the shares of Class A Common Stock to which such PSUs relate until and unless shares of Class A Common Stock are delivered to the holder. All shares of Class A Common Stock awards that are cancelled or forfeited become available for future grants. Certain of these awards have a graded vesting provision and the expense recognition is accelerated.

Restricted Stock Units

During the three months ended September 30, 2019, approximately 0.3 million RSUs were granted, which vest in equal annual installments over a three-year period subject to the participants’ continued employment with the Company.

Stock Options

During the three months ended September 30, 2019, approximately 1.1 million stock options were granted, which have a term of seven years and vest in equal annual installments over a three-year period subject to the participants’ continued employment with the Company. As of September 30, 2019, the Company had approximately 4 million stock options outstanding. Because the stock options’ exercise price was greater than the average market price of the Class A Common Stock for the three months ended September 30, 2019, they were not included in the computation of diluted earnings per share.

The following table summarizes the Company’s equity-based compensation:

	For the three months ended September 30,
	2019	2018
	(in millions)
Equity-based compensation(a)	$32	$21

Intrinsic value of all settled equity-based awards	$3	$102

(a)

Prior to the Distribution, equity-based compensation included allocated expense for both executive directors and corporate executives of 21CF, allocated using a proportional allocation driver, which management deemed to be reasonable.

The Company’s stock based awards are settled in Class A Common Stock. As of September 30, 2019, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $180 million and is expected to be recognized over a weighted average period between one and two years.

NOTE 8. RELATED PARTY TRANSACTIONS AND TWENTY-FIRST CENTURY FOX, INC. INVESTMENT

Related Party Transactions

In the ordinary course of business, the Company enters into transactions with related parties, which prior to the Distribution included subsidiaries and equity affiliates of 21CF.

The following table sets forth the net revenue from related parties included in the Statement of Operations for the three months ended September 30, 2018:

For the three months ended September 30, 2018
(in millions)
Related party revenue	$71
Related party expense	(31)

Related party revenue, net of expense	$40

For the three months ended September 30, 2019, the related party revenue and expense were not material.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Corporate Allocations and Twenty-First Century Fox, Inc. Investment

Prior to the Distribution, 21CF provided services to and funded certain expenses for the Company such as: global real estate and occupancy costs and employee benefits (“Direct Corporate Expenses”). In addition, the Company’s Unaudited Combined Financial Statements include general corporate expenses of 21CF which were not historically allocated to the Company for certain support functions that were provided on a centralized basis within 21CF and not recorded at the business unit level, such as certain expenses related to finance, legal, insurance, information technology, compliance and human resources management activities, among others (“General Corporate Expenses”). For purposes of the Unaudited Combined Financial Statements for the three months ended September 30, 2018, the General Corporate Expenses have been allocated to the Company. The General Corporate Expenses are included in the Unaudited Combined Statement of Operations in Selling, general and administrative expenses and Other, net, as appropriate. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, headcount or other relevant measures of the Company. Management believes the assumptions underlying the Unaudited Combined Financial Statements, including the assumptions regarding allocating General Corporate Expenses from 21CF are reasonable. Nevertheless, the Unaudited Combined Financial Statements may not include all of the actual expenses that would have been incurred by FOX and may not reflect the Company’s consolidated results of operations and cash flows had it been a standalone company prior to the Distribution. Actual costs that would have been incurred if the Company had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. For the purposes of the Unaudited Combined Statement of Operations, the Company recorded approximately $75 million of General Corporate Expenses within Selling, general and administrative expenses and the remaining balance of the Corporate allocations presented in the table below within Other, net for the three months ended September 30, 2018.

Intercompany transactions with 21CF or its affiliates and the Company are reflected in the historical Unaudited Combined Financial Statements for the period prior to the Distribution. All significant intercompany balances between 21CF and the Company, for the period prior to the Distribution, have been reflected in the Unaudited Combined Statement of Cash Flows as a financing activity.

The following table summarizes the components of the net increase in the Twenty-First Century Fox, Inc. investment for the three months ended September 30, 2018:

For the three months ended September 30, 2018
(in millions)
Cash pooling, general financing activities and other(a)	$580
Corporate allocations	85

Net increase in Twenty-First Century Fox, Inc. investment	$665

(a)

The nature of activities included in the line item ‘Cash pooling, general financing activities and other’ includes financing activities, capital transfers, cash sweeps, other treasury services and Direct Corporate Expenses.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of September 30, 2019 and June 30, 2019 were approximately $40 billion and $41 billion, respectively. The decrease from June 30, 2019 was primarily due to sports programming rights payments.

The commitments above do not include obligations and commitments related to the transactions disclosed in Note 13—Subsequent Events.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Contingencies

Profits Participants Litigation

In November 2015, Wark Entertainment, Inc., Temperance Brennan, L.P., Snooker Doodle Productions, Inc., and Bertha Blue, Inc. filed lawsuits against 21CF, Fox Entertainment Group, Twentieth Century Fox Film Corporation, Twentieth Century Fox Television (“TCFTV”), and Fox Broadcasting Corporation in Superior Court of Los Angeles. The plaintiffs are profits participants in the Bones television series and alleged that TCFTV, which produced the show, breached its contracts with the plaintiffs and committed fraud concerning certain of those contracts, and that 21CF, Fox Entertainment Group, and Fox Broadcasting Corporation induced TCFTV’s breach of contract and intentionally interfered with the plaintiffs’ contracts with TCFTV. As of September 30, 2019, the parties have amicably resolved the lawsuits, and the Company has contributed $34 million pursuant to a settlement agreement with the plaintiffs and The Walt Disney Company as successor to 21CF, Fox Entertainment Group, Twentieth Century Fox Film Corporation, and TCFTV.

Profits participation litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases that could involve a FOX subsidiary. As of September 30, 2019, the Company does not believe that it has incurred a probable material loss for any other activities.

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

U.K. Newspaper Matters Indemnity

In connection with the separation of 21CF and News Corporation in June 2013, 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the Separation Agreement, certain costs and liabilities related to the U.K. Newspaper Matters Indemnity were assumed by the Company. The liability recorded in the Balance Sheets related to the indemnity was approximately $50 million as of September 30, 2019 and June 30, 2019.

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

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

such liability is incurred, and not discharged, by any other member of the 21CF consolidated group. The tax matters agreement requires 21CF and/or Disney to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the Internal Revenue Service in amounts that the Company cannot quantify.

NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. Pension plans and postretirement benefit plans are closed to new participants with the exception of a small group covered by collective bargaining agreements. The net periodic benefit cost was $14 million and $13 million for the three months ended September 30, 2019 and 2018, respectively.

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

Beginning with the announcement of the Company’s financial results for the third quarter of fiscal 2019, the Company has renamed as “Segment EBITDA” the measure that it previously referred to as “Segment OIBDA”. The definition of this measure has not changed: Segment EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Interest expense, Interest income, Other, net and Income tax expense. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following tables set forth the Company’s Revenues and Segment EBITDA for the three months ended September 30, 2019 and 2018:

	For the three months ended September 30,
	2019	2018
	(in millions)
Revenues
Cable Network Programming	$1,285	$1,265
Television	1,356	1,277
Other, Corporate and Eliminations	26	(1)

Total revenues	$2,667	$2,541
Segment EBITDA
Cable Network Programming	$684	$633
Television	251	171
Other, Corporate and Eliminations	(79)	(43)
Amortization of cable distribution investments	(9)	(10)
Depreciation and amortization	(50)	(43)
Impairment and restructuring charges	(9)	-
Interest expense	(90)	(16)
Interest income	17	-
Other, net	(15)	139

Income before income tax expense	700	831
Income tax expense	(187)	(216)

Net income	513	615
Less: Net income attributable to noncontrolling interests	(14)	(11)

Net income attributable to Fox Corporation stockholders	$499	$604

Revenues by Segment by Component

	For the three months ended September 30,
	2019	2018
	(in millions)
Cable Network Programming
Affiliate fee	$939	$939
Advertising	254	264
Other	92	62

Total Cable Network Programming revenues	1,285	1,265
Television
Advertising	787	799
Affiliate fee	455	398
Other	114	80

Total Television revenues	1,356	1,277
Other, Corporate and Eliminations	26	(1)

Total revenues	$2,667	$2,541

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Future Performance Obligations

As of September 30, 2019, approximately $4.5 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to affiliate contracts and sports rights sublicensing contracts with fixed fees. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.

	For the three months ended September 30,
	2019	2018
	(in millions)
Depreciation and amortization
Cable Network Programming	$13	$11
Television	15	26
Other, Corporate and Eliminations	22	6

Total depreciation and amortization	$50	$43

	As of September 30, 2019	As of June 30, 2019
	(in millions)
Assets
Cable Network Programming	$2,642	$2,584
Television	7,086	6,598
Other, Corporate and Eliminations	9,901	9,462
Investments	905	865

Total assets	$20,534	$19,509

NOTE 12. ADDITIONAL FINANCIAL INFORMATION

Other, net

The following table sets forth the components of Other, net included in the Statements of Operations:

	For the three months ended September 30,
	2019	2018
	(in millions)
Transaction costs(a)	$(45)	$(40)
Unrealized gains on investments(b)	43	183
Other	(13)	(4)

Total other, net	$(15)	$139

(a)

The transaction costs for the three months ended September 30, 2019 and 2018 are primarily related to the Separation and the Distribution and include retention related costs and for the three months ended September 30, 2019 also includes costs associated with the profits participants litigation (See Note 9—Commitments and Contingencies under the heading “Profits Participants Litigation”).

(b)

Represents the net unrealized gains related to changes in fair value of the Company’s investments in Roku and The Stars Group which are recognized in the Statements of Operations in accordance with ASC 321 (See Note 4—Fair Value).

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Other Non-Current Assets

The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of September 30, 2019	As of June 30, 2019
	(in millions)
Investments(a)	$905	$865
Operating lease ROU assets	560	-
Inventories, net	208	205
Other(b)	458	455

Total other non-current assets	$2,131	$1,525

(a)	Includes investments accounted for at fair value on a recurring basis of $804 million and $761 million as of September 30, 2019 and June 30, 2019, respectively (See Note 4—Fair Value).
(b)

Includes $247 million and $249 million of assets in the Grantor Trust (as defined in Note 14—Pension and Other Postretirement Benefits in the 2019 Form 10-K) as of September 30, 2019 and June 30, 2019, respectively.

Accounts Payable, Accrued Expenses and Other Current Liabilities

The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of September 30, 2019	As of June 30, 2019
	(in millions)
Accrued expenses	$911	$835
Program rights payable	476	514
Deferred revenue	217	169
Operating lease liabilities	145	-
Other current liabilities	141	194

Total accounts payable, accrued expenses and other current liabilities	$1,890	$1,712

Other Liabilities

The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of September 30, 2019	As of June 30, 2019
	(in millions)
Accrued non-current pension/postretirement liabilities	$548	$543
Non-current operating lease liabilities	460	-
Other non-current liabilities	347	356

Total other liabilities	$1,355	$899

Supplemental Cash Flows Information

	For the three months ended September 30,
	2019	2018
	(in millions)
Supplemental cash flows information
Cash paid for interest	$(171)	$(7)

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Dividends

The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the three months ended September 30,
	2019	2018
Cash dividend per share	$0.23	$-

The Company declared a semi-annual dividend of $0.23 per share on both the Class A Common Stock and the Class B Common Stock in the three months ended September 30, 2019, which was paid in October 2019 to stockholders of record on September 4, 2019.

NOTE 13. SUBSEQUENT EVENTS

Stock Repurchase Program and Stockholders Agreement

On November 6, 2019, the Company announced a stock repurchase program providing for the repurchase of $2 billion of Class A Common Stock and Class B Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time. The Company also announced on November 6, 2019 that it had entered into an accelerated share repurchase transaction to repurchase $350 million of Class A Common Stock and that it also intends to promptly repurchase $150 million of Class B Common Stock. At the same time, the Company announced that it had entered into a stockholders agreement by and between the Company and the Murdoch Family Trust pursuant to which the Company and the Murdoch Family Trust have agreed not to take actions that would result in the Murdoch Family Trust and Murdoch family members together owning more than 44% of the outstanding voting power of the shares of Class B Common Stock or would increase the Murdoch Family Trust’s voting power by more than 1.75% in any rolling twelve-month period. The Murdoch Family Trust would forfeit votes to the extent necessary to ensure that the Murdoch Family Trust and the Murdoch family collectively do not exceed 44% of the outstanding voting power of the Class B shares, except where a Murdoch family member votes their own shares differently from the Murdoch Family Trust on any matter.

Acquisitions and Disposals

The transactions described below support the Company’s strategy to strengthen its core brands and leverage its sports broadcasting rights and expand their reach beyond their traditional linear businesses.

Television Stations Acquisition and Divestiture

In November 2019, the Company announced the entry into an agreement with Nexstar Media Group (“Nexstar”) to acquire three television stations (FOX-affiliate KCPQ and MyNetworkTV-affiliate KZJO located in Seattle, Washington and FOX-affiliate WITI located in Milwaukee, Wisconsin) for approximately $350 million. As part of this transaction, the Company has agreed to sell Nexstar two television stations located in Charlotte, North Carolina, FOX-affiliate WJZY and MyNetworkTV-affiliate WMYT, for approximately $45 million. Completion of the transaction is expected to occur during the first half of calendar year 2020, subject to regulatory approvals and the satisfaction or waiver of customary closing conditions.

Credible Acquisition

In October 2019, the Company acquired 67% of the equity in Credible Labs Inc. (“Credible”), a U.S. consumer finance marketplace, for approximately A$390 million (approximately $260 million) in cash (the “Credible Acquisition”). In addition, the Company has agreed to commit up to $75 million of capital to Credible over approximately two years following the closing of the Credible Acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Readers should carefully review this document and the other documents filed by Fox Corporation with the Securities and Exchange Commission (the “SEC”). This section should be read together with the unaudited interim consolidated and combined financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended June 30, 2019 as filed with the SEC on August 9, 2019 (the “2019 Form 10-K”).

INTRODUCTION

The Distribution

On March 19, 2019, Fox Corporation (“FOX” or the “Company”) became a standalone publicly traded company through the pro rata distribution by Twenty-First Century Fox, Inc. (now known as TFCF Corporation) (“21CF”) of all of the issued and outstanding common stock of FOX to 21CF stockholders (other than holders that were subsidiaries of 21CF) (the “Distribution”) in accordance with the Amended and Restated Distribution Agreement and Plan of Merger, dated as of June 20, 2018, by and between 21CF and 21CF Distribution Merger Sub, Inc. Following the Distribution, 354 million and 266 million shares of the Company’s Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), respectively, began trading independently on The Nasdaq Global Select Market. In connection with the Distribution, the Company entered into the Separation and Distribution Agreement, dated as of March 19, 2019 (the “Separation Agreement”), with 21CF, which effected the internal restructuring (the “Separation”) whereby 21CF transferred to FOX a portfolio of 21CF’s news, sports and broadcast businesses, including FOX News Media (consisting of FOX News and FOX Business), FOX Entertainment, FOX Sports, FOX Television Stations, and sports cable networks FS1, FS2, FOX Deportes and Big Ten Network, and certain other assets, and FOX assumed from 21CF the liabilities associated with such businesses and certain other liabilities. The Separation and the Distribution were effected as part of a series of transactions contemplated by the Amended and Restated Merger Agreement and Plan of Merger, dated as of June 20, 2018, by and among 21CF, The Walt Disney Company (“Disney”) and certain subsidiaries of Disney, pursuant to which, among other things, 21CF became a wholly-owned subsidiary of Disney.

In connection with the Separation, the Company entered into several agreements that govern certain aspects of the Company’s relationship with 21CF and Disney following the Separation. These include the Separation Agreement, a tax matters agreement, a transition services agreement, as well as agreements relating to intellectual property licenses, employee matters, commercial arrangements and a studio lot lease (See Note 1—Description of Business and Basis of Presentation in the 2019 Form 10-K for additional information).

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three months ended September 30, 2019 and 2018 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2019 and 2018. This analysis is presented on both a consolidated/combined and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2019 and 2018, as well as a discussion of the Company’s outstanding debt and commitments that existed as of September 30, 2019. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

•

Caution Concerning Forward-Looking Statements—This section provides a description of the use of forward-looking information appearing in this Quarterly Report on Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such information is based on management’s current expectations about future events which are subject to change and to inherent risks and uncertainties. Refer to Part I., Item 1A, “Risk Factors” in the 2019 Form 10-K and Part II., Item 1A. “Risk Factors” in this Quarterly Report for a discussion of the risk factors applicable to the Company.

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

Other Business Developments

On November 6, 2019, the Company announced a stock repurchase program providing for the repurchase of $2 billion of Class A Common Stock and Class B Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time. The Company also announced on November 6, 2019 that it had entered into an accelerated share repurchase transaction to repurchase $350 million of Class A Common Stock and that it also intends to promptly repurchase $150 million of Class B Common Stock. At the same time, the Company announced that it had entered into a stockholders agreement by and between the Company and the Murdoch Family Trust pursuant to which the Company and the Murdoch Family Trust have agreed not to take actions that would result in the Murdoch Family Trust and Murdoch family members together owning more than 44% of the outstanding voting power of the shares of Class B Common Stock or would increase the Murdoch Family Trust’s voting power by more than 1.75% in any rolling twelve-month period. The Murdoch Family Trust would forfeit votes to the extent necessary to ensure that the Murdoch Family Trust and the Murdoch family collectively do not exceed 44% of the outstanding voting power of the Class B shares, except where a Murdoch family member votes their own shares differently from the Murdoch Family Trust on any matter.

In November 2019, the Company announced the entry into an agreement with Nexstar Media Group (“Nexstar”) to acquire three television stations (FOX-affiliate KCPQ and MyNetworkTV-affiliate KZJO located in Seattle, Washington and FOX-affiliate WITI located in Milwaukee, Wisconsin) for approximately $350 million. As part of this transaction, the Company has agreed to sell Nexstar two television stations located in Charlotte, North Carolina, FOX-affiliate WJZY and MyNetworkTV-affiliate WMYT, for approximately $45 million. Completion of the transaction is expected to occur during the first half of calendar year 2020, subject to regulatory approvals and the satisfaction or waiver of customary closing conditions.

In October 2019, the Company acquired 67% of the equity in Credible Labs Inc. (“Credible”), a U.S. consumer finance marketplace, for approximately A$390 million (approximately $260 million) in cash (the “Credible Acquisition”). In addition, the Company has agreed to commit up to $75 million of capital to Credible over approximately two years following the closing of the Credible Acquisition.

RESULTS OF OPERATIONS

Results of Operations—For the three months ended September 30, 2019 versus the three months ended September 30, 2018

The following table sets forth the Company’s operating results for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018:

	For the three months ended September 30,
	2019	2018	Change	% Change
	(in millions, except %)
Revenues
Affiliate fee	$1,394	$1,337	$57	4%
Advertising	1,041	1,063	(22)	(2)%
Other	232	141	91	65%

Total revenues	2,667	2,541	126	5%
Operating expenses	(1,468)	(1,491)	23	(2)%
Selling, general and administrative	(352)	(299)	(53)	18%
Depreciation and amortization	(50)	(43)	(7)	16%
Impairment and restructuring charges	(9)	-	(9)	**
Interest expense	(90)	(16)	(74)	**
Interest income	17	-	17	**
Other, net	(15)	139	(154)	**

Income before income tax expense	700	831	(131)	(16)%
Income tax expense	(187)	(216)	29	(13)%

Net income	513	615	(102)	(17)%
Less: Net income attributable to noncontrolling interests	(14)	(11)	(3)	27%

Net income attributable to Fox Corporation stockholders	$499	$604	$(105)	(17)%

**	not meaningful

Overview—The Company’s revenues increased 5% for the three months ended September 30, 2019, as compared to the corresponding period of fiscal 2019. The increase in affiliate fee revenue was primarily due to higher average rates per subscriber and higher fees received from television stations that are affiliated with the FOX Network, partially offset by the impact of a lower average number of subscribers. The decrease in advertising revenue was primarily due to lower political advertising revenue at FOX Television Stations due to the U.S. midterm elections in November 2018, fewer broadcasts of Fédération Internationale de Football Association (“FIFA”) World Cup events and lower ratings for entertainment programming on the FOX Network, partially offset by higher pricing for entertainment programming and the broadcast of the 71st Annual Primetime Emmy Awards on the FOX Network and increased digital advertising revenue. The increase in other revenues was primarily due to higher digital content licensing revenue at the FOX Network and revenues generated from the operation of the FOX Studios lot for third parties and from Premier Boxing Champions (“PBC”) pay-per-view events.

Operating expenses decreased 2% for the three months ended September 30, 2019, as compared to the corresponding period of fiscal 2019, primarily due to lower sports programming rights amortization and production costs at the Cable Network Programming and Television segments. The decrease in sports programming rights amortization and production costs was the result of fewer broadcasts of FIFA World Cup events and the absence of Ultimate Fighting Championship (“UFC”) content, partially offset by contractual rate increases for the National Football League (“NFL”), Major League Baseball (“MLB”), college football and PBC content. Partially offsetting these decreases in operating expenses were higher broadcast costs related to operating as a standalone public company.

Selling, general and administrative expenses increased 18% for the three months ended September 30, 2019, as compared to corresponding period of fiscal 2019, primarily due to higher costs in fiscal 2020 related to operating as a standalone public company as compared to allocated costs in fiscal 2019 (See Note 1—Description of Business and Basis of Presentation to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX under the heading “Basis of Presentation” for additional information). In addition, the three months ended September 30, 2019 includes equity-based compensation costs of approximately $15 million related to the grant of restricted stock units and stock options, in connection with the Distribution, under the Fox Corporation 2019 Shareholder Alignment Plan (See Note 11—Equity-Based Compensation in the 2019 Form 10-K for additional information).

Interest expense—Interest expense increased $74 million for the three months ended September 30, 2019, as compared to the corresponding period of fiscal 2019, primarily due to the issuance of $6.8 billion of senior notes in January 2019 (See Note 9—Borrowings in the 2019 Form 10-K under the heading “Senior Notes Issued Under the January 2019 Indenture” for additional information).

Interest income—Interest income increased $17 million for the three months ended September 30, 2019, as compared to the corresponding period of fiscal 2019, primarily due to a higher average cash balance.

Other, net—See Note 12—Additional Financial Information to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX under the heading “Other, net.”

Income tax expense—The Company’s tax provision and related effective tax rate of 27% and 26% for the three months ended September 30, 2019 and 2018, respectively, was higher than the statutory rate of 21% primarily due to state taxes and other permanent items.

Net income—Net income decreased 17% for the three months ended September 30, 2019, as compared to the corresponding period of fiscal 2019, primarily due to a decrease in unrealized gains on investments (See Note 12—Additional Financial Information to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX under the heading “Other, net”) and higher interest expense due to the issuance of $6.8 billion of senior notes in January 2019 (See Note 9—Borrowings in the 2019 Form 10-K under the heading “Senior Notes Issued Under the January 2019 Indenture” for additional information), partially offset by improved Segment EBITDA (as defined below).

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

Beginning with the announcement of the Company’s financial results for the third quarter of fiscal 2019, the Company has renamed as “Segment EBITDA” the measure that it previously referred to as “Segment OIBDA”. The definition of this measure has not changed: Segment EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Interest expense, Interest income, Other, net and Income tax expense. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

The following tables set forth the Company’s Revenues and Segment EBITDA for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018:

	For the three months ended September 30,
	2019	2018	Change	% Change
	(in millions, except %)
Revenues
Cable Network Programming	$1,285	$1,265	$20	2%
Television	1,356	1,277	79	6%
Other, Corporate and Eliminations	26	(1)	27	**

Total revenues	$2,667	$2,541	$126	5%

**	not meaningful

	For the three months ended September 30,
	2019	2018	Change	% Change
	(in millions, except %)
Segment EBITDA
Cable Network Programming	$684	$633	$51	8%
Television	251	171	80	47%
Other, Corporate and Eliminations	(79)	(43)	(36)	84%

Adjusted EBITDA(a)	$856	$761	$95	12%

(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Cable Network Programming (48% and 50% of the Company’s revenues for the first three months of fiscal 2020 and 2019, respectively)

	For the three months ended September 30,
	2019	2018	Change	% Change
	(in millions, except %)
Revenues
Affiliate fee	$939	$939	$-	-%
Advertising	254	264	(10)	(4)%
Other	92	62	30	48%

Total revenues	1,285	1,265	20	2%
Operating expenses	(520)	(541)	21	(4)%
Selling, general and administrative	(90)	(101)	11	(11)%
Amortization of cable distribution investments	9	10	(1)	(10)%

Segment EBITDA	$684	$633	$51	8%

Revenues at the Cable Network Programming segment increased 2% for the three months ended September 30, 2019, as compared to the corresponding period of fiscal 2019. Affiliate fee revenue remained consistent with the corresponding period of fiscal 2019, as higher average rates per subscriber, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, were offset by the impact of a lower average number of subscribers. The decrease in the average number of subscribers was due to a reduction in subscribers to traditional MVPDs, partially offset by an increase in digital MVPD subscribers. The decrease in advertising revenue was due to lower linear advertising revenue, including the effect of fewer broadcasts of FIFA World Cup events and the absence of UFC content, partially offset by higher digital advertising revenue. The increase in other revenues was primarily attributable to the revenues generated from PBC pay-per-view events and higher sports sublicensing revenue.

Cable Network Programming Segment EBITDA increased 8% for the three months ended September 30, 2019, as compared to the corresponding period of fiscal 2019, primarily due to the revenue increases noted above and lower expenses. Operating expenses decreased for the three months ended September 30, 2019, primarily due to lower sports programming rights amortization and production costs, including fewer broadcasts of FIFA World Cup events and the absence of UFC content, partially offset by contractual rate increases for MLB and PBC content. Partially offsetting these decreases in operating expenses were higher costs incurred in connection with FOX Nation which was launched in the second quarter of fiscal 2019.

Television (51% and 50% of the Company’s revenues for the first three months of fiscal 2020 and 2019, respectively)

	For the three months ended September 30,
	2019	2018	Change	% Change
	(in millions, except %)
Revenues
Advertising	$787	$799	$(12)	(2)%
Affiliate fee	455	398	57	14%
Other	114	80	34	43%

Total revenues	1,356	1,277	79	6%
Operating expenses	(943)	(951)	8	(1)%
Selling, general and administrative	(162)	(155)	(7)	5%

Segment EBITDA	$251	$171	$80	47%

Revenues at the Television segment increased 6% for the three months ended September 30, 2019, as compared to the corresponding period of fiscal 2019. The decrease in advertising revenue was primarily due to lower political advertising revenue at the FOX Television Stations due to the U.S. midterm elections in November 2018, fewer broadcasts of FIFA World Cup events and lower ratings for entertainment programming on the FOX Network. Partially offsetting these decreases in advertising revenue were higher pricing for entertainment programming and the broadcast of the 71st Annual Primetime Emmy Awards on the FOX Network, higher ratings for college football and increased digital advertising revenue. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber for the Company’s owned and operated television stations. The increase in other revenues was primarily due to higher digital content licensing revenue at the FOX Network.

Television Segment EBITDA increased 47% for the three months ended September 30, 2019, as compared to the corresponding period of fiscal 2019, primarily due to the revenue increases noted above. Expenses remained consistent with the corresponding period of fiscal 2019, as the decrease in operating expenses was offset by an increase in selling, general and administrative expenses. Operating expenses decreased primarily due to lower sports programming rights amortization and production costs principally as a result of fewer broadcasts of FIFA World Cup events, partially offset by contractual rate increases for NFL and college football content. Partially offsetting these decreases in expenses were higher costs related to operating as a standalone public company.

Non-GAAP Financial Measures

Beginning with the announcement of the Company’s financial results for the first quarter of fiscal 2020, the Company has renamed as “Adjusted EBITDA” the measure that it had previously referred to as “Total Segment EBITDA” and, prior to the announcement of the Company’s financial results for the third quarter of fiscal 2019, as “Total Segment OIBDA.” The definition of this measure has not changed: Adjusted EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Adjusted EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Interest expense, Interest income, Other, net and Income tax expense.

Management believes that information about Adjusted EBITDA assists all users of the Company’s Unaudited Consolidated and Combined Financial Statements by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect Net income, thus providing insight into both operations and the other factors that affect reported results. Adjusted EBITDA provides management, investors and equity analysts a measure to analyze the operating performance of the Company’s business and its enterprise value against historical data and competitors’ data, although historical results, including Adjusted EBITDA, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

Adjusted EBITDA is considered a non-GAAP financial measure and should be considered in addition to, not as a substitute for, net income, cash flow and other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”). In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment charges, which are significant components in assessing the Company’s financial performance. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table reconciles Net income to Adjusted EBITDA for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018:

	For the three months ended September 30,
	2019	2018	Change	% Change
	(in millions, except %)
Net income	$513	$615	$(102)	(17)%
Add
Amortization of cable distribution investments	9	10	(1)	(10)%
Depreciation and amortization	50	43	7	16%
Impairment and restructuring charges	9	-	9	**
Interest expense	90	16	74	**
Interest income	(17)	-	(17)	**
Other, net	15	(139)	154	**
Income tax expense	187	216	(29)	(13)%

Adjusted EBITDA	$856	$761	$95	12%

**	not meaningful

The following table sets forth the computation of Adjusted EBITDA for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018:

	For the three months ended September 30,
	2019	2018	Change	% Change
	(in millions, except %)
Revenues	$2,667	$2,541	$126	5%
Operating expenses	(1,468)	(1,491)	23	(2)%
Selling, general and administrative	(352)	(299)	(53)	18%
Amortization of cable distribution investments	9	10	(1)	(10)%

Adjusted EBITDA	$856	$761	$95	12%

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds which are highly dependent upon the continuation of affiliate agreements and the state of the advertising markets. The Company has an unused five-year $1.0 billion unsecured revolving credit facility (See Note 5—Borrowings to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX) and has access to the worldwide capital markets, subject to market conditions. As of September 30, 2019, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any noncompliance with such covenants.

The principal uses of cash that affect the Company’s liquidity position include the following: the acquisition of rights and related payments for entertainment and sports programming; operational expenditures including marketing and promotional expenses; expenses related to broadcasting the Company’s programming along with investing approximately $150 million to $200 million in establishing standalone technical facilities over the two years following the Distribution; employee and facility costs; capital expenditures; acquisitions; interest and dividend payments; debt repayments; and stock repurchases.

In addition to the acquisitions, sales and possible acquisitions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness (See Note 13—Subsequent Events to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX).

Sources and Uses of Cash

Net cash provided by operating activities for the three months ended September 30, 2019 and 2018 was as follows (in millions):

For the three months ended September 30,	2019	2018
Net cash provided by operating activities	$202	$247

The decrease in net cash provided by operating activities during the three months ended September 30, 2019, as compared to the corresponding period of fiscal 2019, was primarily due to higher cash paid for interest as a result of the senior notes issued in January 2019 and increased seasonal cash payments for sports programming rights at the Television segment, partially offset by higher Segment EBITDA.

Net cash used in investing activities for the three months ended September 30, 2019 and 2018 was as follows (in millions):

For the three months ended September 30,	2019	2018
Net cash used in investing activities	$(40)	$(207)

The decrease in net cash used in investing activities during the three months ended September 30, 2019, as compared to the corresponding period of fiscal 2019, was primarily due to the investments in Caffeine, Inc. and Caffeine Studio, LLC in the first quarter of fiscal 2019 (See Note 2—Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX under the heading “Caffeine and Caffeine Studios”).

Net cash (used in) provided by financing activities for the three months ended September 30, 2019 and 2018 was as follows (in millions):

For the three months ended September 30,	2019	2018
Net cash (used in) provided by financing activities	$(56)	$216

The change in net cash (used in) provided by financing activities during the three months ended September 30, 2019, as compared to the corresponding period of fiscal 2019, was primarily due to the net transfers from Twenty-First Century Fox, Inc. of $229 million in the three months ended September 30, 2018. The nature of activities included in net transfers from Twenty-First Century Fox, Inc. includes financing activities, capital transfers, cash sweeps, other treasury services and corporate expenses.

Dividends

The Company declared a semi-annual dividend of $0.23 per share on both the Class A Common Stock and the Class B Common Stock in the three months ended September 30, 2019, which was paid in October 2019 to stockholders of record on September 4, 2019.

Debt Instruments

Borrowings include senior notes (See Note 9—Borrowings in the 2019 Form 10-K under the heading “Senior Notes Issued Under the January 2019 Indenture”).

Ratings of the senior notes

The following table summarizes the Company’s credit ratings as of September 30, 2019:

Rating Agency	Senior Debt	Outlook
Moody's	Baa2	Stable
Standard & Poor's	BBB	Stable

Revolving Credit Agreement

The Company has an unused five-year $1.0 billion unsecured revolving credit facility (See Note 5—Borrowings to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX).

Commitments and Contingencies

See Note 9—Commitments and Contingencies to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX.

Recent Accounting Pronouncements

See Note 1—Description of Business and Basis of Presentation to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX under the heading “Recently Adopted and Recently Issued Accounting Guidance.”

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
•

the impact of any investigations or fines from governmental authorities, including Federal Communications Commission (“FCC”) rules and policies and FCC decisions regarding revocation, renewal or grant of station licenses;

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

•	the other risks and uncertainties detailed in Part II., Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I., Item 1A. “Risk Factors” in the 2019 Form 10-K.

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

There have been no material changes in the reported market risks since the 2019 Form 10-K.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements and amends the disclosure set forth in the section titled “Legal Proceedings” in the Company’s Annual Report on Form 10-K (File No. 001-38776), as filed with the Securities and Exchange Commission on August 9, 2019 (the “Form 10-K”).

Profits Participants Litigation

Reference is made to the lawsuits (the “Lawsuits”) filed in the Superior Court of the State of California, County of Los Angeles in November 2015 by Wark Entertainment, Inc. and Temperance Brennan, L.P., Snooker Doodle Productions, Inc., and Bertha Blue, Inc. described on page 78 of the Form 10-K. As of September 30, 2019, the parties have amicably resolved the Lawsuits, and the Company has contributed $34 million pursuant to a settlement agreement with the plaintiffs and The Walt Disney Company as successor to 21CF, Fox Entertainment Group, Twentieth Century Fox Film Corporation, and Twentieth Century Fox Television.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Form 10‑K, except as set forth below.

The following updates and replaces in its entirety the risk factor titled “Certain provisions of the Company’s amended and restated certificate of incorporation, amended and restated by-laws, Delaware law, the Company’s stockholder rights agreement and the ownership of the Company’s common stock by the Murdoch Family Trust may discourage takeovers and the concentration of ownership will affect the voting results of matters submitted for stockholder approval” included in the Form 10-K.

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

In addition, in connection with the separation from Twenty-First Century Fox, Inc., the Company’s Board of Directors adopted a stockholder rights agreement pursuant to which each outstanding share of the Company’s common stock has attached to it a right entitling its holder to purchase from the Company additional shares of its class A common stock and class B common stock, as applicable, in the event that a person or group acquires beneficial ownership of 15% or more of the then outstanding class B common stock or 15% of the combined class A common stock and class B common stock, without approval of the Company’s Board of Directors, subject to certain exceptions, including for persons beneficially owning 15% or more of the Company’s class B common stock as of the date of adoption of the rights agreement. The stockholder rights agreement could make it more difficult for a third-party to acquire the Company’s voting common stock without the approval of its Board of Directors. The rights expire on November 15, 2019.

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

On November 6, 2019, FOX announced that the Company’s Board of Directors approved a $2 billion stock repurchase program for the FOX class A common stock and FOX class B common stock, which could increase the percentage of FOX class B common stock held by the Murdoch Family Trust. At the same time, FOX also announced that it had entered into a stockholders agreement by and between FOX and the Murdoch Family Trust pursuant to which FOX and the Murdoch Family Trust have agreed not to take actions that would result in the Murdoch Family Trust and Murdoch family members together owning more than 44% of the outstanding voting power of the shares of FOX class B common stock or would increase the Murdoch Family Trust’s voting power by more than 1.75% in any rolling 12-month period. The Murdoch Family Trust would forfeit votes to the extent necessary to ensure that the Murdoch Family Trust and the Murdoch family collectively do not exceed 44% of the outstanding voting power of the Class B shares, except where a Murdoch family member votes their own shares differently from the Murdoch Family Trust on any matter.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated and Combined Statements of Operations for the three months ended September 30, 2019 and 2018; (ii) Unaudited Consolidated and Combined Statements of Comprehensive Income for the three months ended September 30, 2019 and 2018; (iii) Consolidated Balance Sheets as of September 30, 2019 (unaudited) and June 30, 2019 (audited); (iv) Unaudited Consolidated and Combined Statements of Cash Flows for the three months ended September 30, 2019 and 2018; (v) Unaudited Consolidated and Combined Statements of Equity for the three months ended September 30, 2019 and 2018; and (vi) Notes to the Unaudited Consolidated and Combined Financial Statements.*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

_________________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fox Corporation
(Registrant)

By:	/s/ Steven Tomsic
Steven Tomsic
Chief Financial Officer

Date: November 6, 2019