Form 10-Q
period 2019-12-31
Fox Corp
filed 2020-02-05
CIK 1754301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2019

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-38776

FOX CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1825597
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 852-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	FOXA	The Nasdaq Global Select Market
Class B Common Stock, par value $0.01 per share	FOX	The Nasdaq Global Select Market

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

As of February 4, 2020, 344,808,708 shares of Class A Common Stock, par value $0.01 per share, and 262,024,419 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

FOX CORPORATION

FORM 10-Q

FOX CORPORATION

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018
Revenues	$3,778	$3,583	$6,445	$6,124
Operating expenses	(3,091)	(2,818)	(4,559)	(4,309)
Selling, general and administrative	(431)	(329)	(783)	(628)
Depreciation and amortization	(57)	(51)	(107)	(94)
Impairment and restructuring charges	-	-	(9)	-
Interest expense	(90)	(15)	(180)	(31)
Interest income	8	-	25	-
Other, net	302	(339)	287	(200)

Income before income tax expense	419	31	1,119	862
Income tax expense	(105)	(7)	(292)	(223)

Net income	314	24	827	639

Less: Net income attributable to noncontrolling interests	(14)	(16)	(28)	(27)

Net income attributable to Fox Corporation stockholders	$300	$8	$799	$612

EARNINGS PER SHARE DATA

Weighted average shares
Basic	617	621	619	621
Diluted	620	621	622	621

Net income attributable to Fox Corporation stockholders per share
Basic	$0.49	$0.01	$1.29	$0.99
Diluted	$0.48	$0.01	$1.28	$0.99

The accompanying notes are an integral part of these Unaudited Consolidated and Combined Financial Statements.

FOX CORPORATION

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018
Net income	$314	$24	$827	$639
Other comprehensive income, net of tax
Benefit plan adjustments	8	2	12	3
			-
Other comprehensive income, net of tax	8	2	12	3

Comprehensive income	322	26	839	642

Less: Net income attributable to noncontrolling interests(a)	(14)	(16)	(28)	(27)

Comprehensive income attributable to Fox Corporation stockholders	$308	$10	$811	$615

(a)

Net income attributable to noncontrolling interests includes $3 million and $10 million for the three months ended December 31, 2019 and 2018, respectively, and $12 million and $21 million for the six months ended December 31, 2019 and 2018, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated and Combined Financial Statements.

FOX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of December 31, 2019	As of June 30, 2019
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$1,991	$3,234
Receivables, net	2,733	1,967
Inventories, net	1,544	1,129
Other	130	148

Total current assets	6,398	6,478

Non-current assets
Property, plant and equipment, net	1,330	1,313
Intangible assets, net	2,911	2,851
Goodwill	2,991	2,691
Deferred tax assets	4,398	4,651
Other non-current assets	2,422	1,525

Total assets	$20,450	$19,509

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$1,816	$1,712

Total current liabilities	1,816	1,712

Non-current liabilities
Borrowings	6,753	6,751
Other liabilities	1,312	899
Redeemable noncontrolling interests	216	189
Commitments and contingencies
Equity
Class A common stock(a)	3	4
Class B common stock(b)	3	3
Additional paid-in capital	9,849	9,891
Retained earnings	775	357
Accumulated other comprehensive loss	(296)	(308)

Total Fox Corporation stockholders' equity	10,334	9,947
Noncontrolling interests	19	11

Total equity	10,353	9,958

Total liabilities and equity	$20,450	$19,509

(a)

Class A common stock, $0.01 par value per share, 2,000,000,000 shares authorized, 346,509,519 shares and 354,422,419 shares issued and outstanding at par as of December 31, 2019 and June 30, 2019, respectively.

(b)

Class B common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 264,013,196 and 266,173,651 shares issued and outstanding at par as of December 31, 2019 and June 30, 2019, respectively.

The accompanying notes are an integral part of these Unaudited Consolidated and Combined Financial Statements.

FOX CORPORATION

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the six months ended December 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$827	$639

Adjustments to reconcile net income to cash (used in) provided by operating activities
Depreciation and amortization	107	94
Amortization of cable distribution investments	14	19
Impairment and restructuring charges	9	-
Equity-based compensation	65	-
Other, net	(287)	200
Deferred income taxes	246	57
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(640)	(587)
Inventories net of program rights payable	(354)	(168)
Accounts payable and other liabilities	(243)	(218)

Net cash (used in) provided by operating activities	(256)	36

INVESTING ACTIVITIES
Property, plant and equipment	(110)	(88)
Acquisitions, net of cash acquired	(260)	-
Purchase of investments	-	(100)
Other investing activities, net	21	(63)

Net cash used in investing activities	(349)	(251)

FINANCING ACTIVITIES
Net transfers to Twenty-First Century Fox, Inc.	-	(312)
Repurchase of shares	(421)	-
Dividends paid and distributions	(169)	(22)
Other financing activities, net	(48)	-

Net cash used in financing activities	(638)	(334)

Net decrease in cash and cash equivalents	(1,243)	(549)
Cash and cash equivalents, beginning of year	3,234	2,500

Cash and cash equivalents, end of period	$1,991	$1,951

The accompanying notes are an integral part of these Unaudited Consolidated and Combined Financial Statements.

FOX CORPORATION

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(IN MILLIONS)

	Class A		Class B		Twenty-First Century	Additional		Accumulated Other		Total Fox Corporation
	Common Stock		Common Stock		Fox, Inc.	Paid-in	Retained	Comprehensive		Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Investment	Capital	Earnings	(Loss) Income		Equity	Interests(a)	Equity
Balance, September 30, 2019	354	$4	266	$3	$-	$9,921	$696	$(304)		$10,320	$10	$10,330
Net income	-	-	-	-	-	-	300	-		300	11	311
Other comprehensive income	-	-	-	-	-	-	-	8		8	-	8
Shares repurchased	(8)	(1)	(2)	-	-	(194)	(232)	-		(427)	-	(427)
Other	1	-	-	-	-	122	11	-		133	(2)	131
Balance, December 31, 2019	347	$3	264	$3	$-	$9,849	$775	$(296)		$10,334	$19	$10,353

Balance, September 30, 2018	-	$-	-	$-	$11,106	$-	$-	$(61)		$11,045	$9	$11,054
Net income	-	-	-	-	8	-	-	-		8	6	14
Other comprehensive income	-	-	-	-	-	-	-	2		2	-	2
Other	-	-	-	-	(19)	-	-	-		(19)	(3)	(22)
Net decrease in Twenty-First Century Fox, Inc. investment	-	-	-	-	(499)	-	-	(143)	(b)	(642)	-	(642)
Balance, December 31, 2018	-	$-	-	$-	$10,596	$-	$-	$(202)		$10,394	$12	$10,406

Balance, June 30, 2019	354	$4	266	$3	$-	$9,891	$357	$(308)		$9,947	$11	$9,958
Net income	-	-	-	-	-	-	799	-		799	16	815
Other comprehensive income	-	-	-	-	-	-	-	12		12	-	12
Dividends declared	-	-	-	-	-	-	(143)	-		(143)	-	(143)
Shares repurchased	(8)	(1)	(2)	-	-	(194)	(232)	-		(427)	-	(427)
Other	1	-	-	-	-	152	(6)	-		146	(8)	138
Balance, December 31, 2019	347	$3	264	$3	$-	$9,849	$775	$(296)		$10,334	$19	$10,353

Balance, June 30, 2018	-	$-	-	$-	$9,513	$-	$-	$81		$9,594	$-	$9,594
Adoption of new accounting standards(c)	-	-	-	-	143	-	-	(143)		-	-	-
Net income	-	-	-	-	612	-	-	-		612	6	618
Other comprehensive income	-	-	-	-	-	-	-	3		3	-	3
Other	-	-	-	-	162	-	-	-		162	6	168
Net increase in Twenty-First Century Fox, Inc. investment	-	-	-	-	166	-	-	(143)	(b)	23	-	23
Balance, December 31, 2018	-	$-	-	$-	$10,596	$-	$-	$(202)		$10,394	$12	$10,406

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 4—Fair Value under the heading “Redeemable Noncontrolling Interests”).
(b)

Represents accumulated other comprehensive loss transferred from Twenty-First Century Fox, Inc. investment related to the pension benefit assets and liabilities of the Shared Plans (See Note 14—Pension and Other Postretirement Benefits in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 as filed with the Securities and Exchange Commission on August 9, 2019).

(c)

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

These interim Unaudited Consolidated and Combined Financial Statements and notes thereto should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 as filed with the Securities and Exchange Commission on August 9, 2019 (the “2019 Form 10-K”).

The Company became a separate consolidated group as a result of the Distribution, and the Company’s financial statements for the three and six months ended December 31, 2019 and as of December 31, 2019 and June 30, 2019 are presented on a consolidated basis. Prior to the Distribution, the Company’s Unaudited Combined Financial Statements were derived from the unaudited consolidated financial statements and accounting records of 21CF. The Company’s financial statements for the three and six months ended December 31, 2018 are presented on a combined basis as the Company was not a separate consolidated group prior to the Distribution. These financial statements reflect the combined historical results of operations and cash flows of 21CF’s domestic news, national sports and broadcast businesses and certain other assets and liabilities associated with such businesses.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Unaudited Combined Statements of Operations for the three and six months ended December 31, 2018 include allocations for certain support functions that were provided on a centralized basis within 21CF prior to the Distribution and not recorded at the business unit level, such as certain expenses related to finance, legal, insurance, information technology, compliance and human resources management activities, among others. 21CF did not routinely allocate these costs to any of its business units. These expenses have been allocated to FOX on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, headcount or other relevant measures. Management believes the assumptions underlying the Unaudited Combined Financial Statements, including the assumptions regarding allocating general corporate expenses from 21CF, are reasonable. Nevertheless, the Unaudited Combined Financial Statements may not include all of the actual expenses that would have been incurred by FOX and may not reflect FOX’s consolidated results of operations and cash flows had it been a standalone company during the period presented. Actual costs that would have been incurred if FOX had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

For purposes of the Company’s financial statements for the period prior to the Distribution, the income tax provision in the Unaudited Combined Statements of Operations was calculated as if FOX filed a separate tax return and was operating as a standalone business. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of FOX’s actual tax balances prior to or subsequent to the Distribution. Prior to the Distribution, the Company’s operating results were included in 21CF’s consolidated U.S. federal and state income tax returns.

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

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, “Leases (Topic 842)” (“Topic 842”), as amended. Topic 842 requires recognition of lease liabilities and right-of-use (“ROU”) assets on the balance sheet and disclosure of key information about leasing arrangements. On July 1, 2019, the Company adopted Topic 842 on a modified retrospective basis and recorded operating lease liabilities and ROU assets of approximately $635 million and $585 million, respectively, at the date of adoption (See Note 7—Leases). The difference between the Company’s initial recognition of operating lease liabilities and ROU assets, at the date of adoption, was primarily a result of the reclassification of the deferred rent liability. The adoption of Topic 842 did not have a significant impact on the Statements of Operations. In accordance with the guidance in Topic 842, the Company elected not to reassess (i) whether any existing contracts are or contain leases, (ii) lease classification for existing leases or (iii) capitalization of initial direct costs for existing leases.

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

The transactions described below support the Company’s strategy to strengthen its core brands and leverage its sports broadcasting rights and expand their reach beyond their traditional linear businesses.

Acquisitions and Disposals

Television Stations Acquisition and Divestiture

In November 2019, the Company entered into an agreement with Nexstar Media Group, Inc. (“Nexstar”) to acquire three television stations (FOX-affiliate KCPQ and MyNetworkTV-affiliate KZJO located in Seattle, Washington and FOX-affiliate WITI located in Milwaukee, Wisconsin) for approximately $350 million. As part of this transaction, the Company has agreed to sell Nexstar two television stations located in Charlotte, North Carolina, FOX-affiliate WJZY and MyNetworkTV-affiliate WMYT, for approximately $45 million. The Company and Nexstar have obtained regulatory approvals and completion of the transaction is expected to occur during the third quarter of fiscal 2020, subject to the satisfaction or waiver of other customary closing conditions.

Credible Acquisition

In October 2019, the Company acquired 67% of the equity in Credible Labs Inc. (“Credible”), a U.S. consumer finance marketplace, for approximately A$390 million (approximately $260 million) in cash (the “Credible Acquisition”), net of cash acquired. The remaining 33% of Credible not owned by the Company has been recorded at fair value on the acquisition date based on the Company’s valuation of Credible’s business using a market approach (a Level 3 measurement as defined in Note 4—Fair Value). The consideration transferred of approximately $260 million has been preliminarily allocated, based on a valuation of 100% of Credible, as follows: approximately $70 million to intangible assets with useful lives ranging from five to 10 years; approximately $285 million representing goodwill on the transaction; approximately $(110) million to redeemable noncontrolling interests and the remainder to other net assets. The estimated goodwill, which is not tax deductible, reflects the increased market penetration and synergies expected from combining the operations of Credible and the Company.

In addition, the Company has agreed to contribute up to $75 million of capital to Credible over approximately two years following the closing of the Credible Acquisition.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

In October 2019, Flutter Entertainment plc (“Flutter”) and The Stars Group announced that they had reached agreement on the terms of a recommended all-share combination to create a global leader in sports betting and gaming (the “Combination”). As part of the agreement, FOX Sports received the right, conditional on the completion of the Combination, to acquire an approximately 18.5% equity interest in FanDuel Group, a majority-owned subsidiary of Flutter, at its market value in 2021 (structured as a 10-year option from 2021, subject to a carrying value adjustment).

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

NOTE 3. INVENTORIES, NET

The Company’s inventories were comprised of the following:

	As of December 31, 2019	As of June 30, 2019
	(in millions)
Sports programming rights	$1,275	$954
Entertainment programming rights	467	380

Total inventories, net	1,742	1,334
Less: current portion of inventories, net	(1,544)	(1,129)

Total non-current inventories, net	$198	$205

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

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following tables present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Investments in equity securities(a)	$1,132	$806	$326	$-
Other	3	3	-	-
Liabilities
Other(b)	(6)	-	-	(6)
Redeemable noncontrolling interests(b)	(216)	-	-	(216)

Total	$913	$809	$326	$(222)

	Fair value measurements
	As of June 30, 2019
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Investments in equity securities(a)	$761	$545	$216	$-
Redeemable noncontrolling interests(b)	(189)	-	-	(189)

Total	$572	$545	$216	$(189)

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

Redeemable Noncontrolling Interests

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity,” because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded at fair value are put rights held by minority shareholders in a majority-owned sports network and Credible.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the three months ended December 31,			For the six months ended December 31,
	2019		2018	2019		2018
	(in millions)
Beginning of period	$(207)		$(83)	$(189)		$(275)
Acquisitions(a)	(109)		-	(109)		-
Net income	(3)		(10)	(12)		(21)
Distributions	5		6	13		19
Accretion and other	98	(b)	(19)	81	(b)	171	(c)
			-
End of period	$(216)		$(106)	$(216)		$(106)

(a)	See Note 2—Acquisitions, Disposals and Other Transactions under the heading “Credible Acquisition.”
(b)

As a result of the expiration of a portion of the put rights held by the sports network minority shareholder during the three months ended December 31, 2019, approximately $120 million was reclassified into equity.

(c)

As a result of the expiration of a portion of the put rights held by the sports network minority shareholder during the six months ended December 31, 2018, approximately $200 million was reclassified into equity.

Another portion of the put rights held by the sports network minority shareholder will become exercisable in July 2020 and the remaining portion will become exercisable in July 2021. The put right held by the Credible minority shareholder will become exercisable in fiscal year 2025.

Financial Instruments

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and investments accounted for using the measurement alternative in accordance with ASC 321, approximates fair value.

	As of December 31, 2019	As of June 30, 2019
	(in millions)
Borrowings

Fair value	$7,879	$7,643

Carrying value	$6,753	$6,751

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

Generally, the Company does not require collateral to secure receivables. As of December 31, 2019 and June 30, 2019, the Company had no individual customers that accounted for 10% or more of the Company’s receivables.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET

The changes in the carrying values of the Company’s intangible assets and related accumulated amortization were as follows:

	Intangible assets not subject to amortization
	FCC licenses	Other	Total	Amortizable intangible assets, net(a)	Total intangible assets, net
	(in millions)
Balance, June 30, 2019	$2,167	$642	$2,809	$42	$2,851
Amortization	-	-	-	(13)	(13)
Acquisitions(b)	-	-	-	73	73

Balance, December 31, 2019	$2,167	$642	$2,809	$102	$2,911

(a)

Net of accumulated amortization of $142 million and $129 million as of December 31, 2019 and June 30, 2019, respectively. The average useful life of amortizable intangible assets ranges from five to 20 years.

(b)	See Note 2—Acquisitions, Disposals and Other Transactions under the heading “Credible Acquisition.”

The changes in the carrying value of goodwill, by segment, are as follows:

	Cable Network Programming	Television	Other, Corporate and Eliminations	Total Goodwill
	(in millions)
Balance, June 30, 2019	$987	$1,704	$-	$2,691
Acquisitions(a)	42	36	222	300
Balance, December 31, 2019	$1,029	$1,740	$222	$2,991

(a)	Primarily relates to the Credible Acquisition (See Note 2—Acquisitions, Disposals and Other Transactions under the heading “Credible Acquisition”).

NOTE 6. BORROWINGS

Borrowings include senior notes (See Note 9—Borrowings in the 2019 Form 10-K under the heading “Senior Notes Issued Under the January 2019 Indenture”). In addition, the Company is party to a credit agreement providing a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of March 2024 (See Note 9—Borrowings in the 2019 Form 10-K under the heading “Revolving Credit Agreement”). As of December 31, 2019, there were no borrowings outstanding under the revolving credit agreement.

NOTE 7. LEASES

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

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The Company’s operating ROU assets are included in Other non-current assets and the Company’s current and non-current operating lease liabilities are included in Accounts payable, accrued expenses and other current liabilities and Other liabilities, respectively, in the Company’s Balance Sheet (See Note 14—Additional Financial Information).

The following amounts were recorded in the Company’s Balance Sheet relating to its operating leases and other supplemental information:

As of December 31, 2019
(in millions)
ROU assets	$533
Lease liabilities
Current lease liabilities	$142
Non-current lease liabilities	429

Total lease liabilities	$571
Other supplemental information
Weighted average remaining lease term	7 years
Weighted average discount rate	3%

The following table presents information about the Company’s lease costs and supplemental cash flows information for leases:

	For the three months ended December 31, 2019	For the six months ended December 31, 2019
	(in millions)
Lease costs
Total lease costs(a)	$31	$61
Supplemental cash flows information
Operating cash flows from operating leases	$43	$81

(a)

Total lease costs of $31 million and $61 million for the three and six months ended December 31, 2019, respectively, are net of sublease income of approximately $15 million and $25 million, respectively.

The following table presents the lease payments relating to the Company’s operating leases:

As of December 31, 2019
(in millions)
Fiscal Year
2020	$80
2021	126
2022	91
2023	86
2024	82
Thereafter	194

Total lease payments(a)	659
Less: imputed interest	(88)

Present value of operating lease liabilities	$571

(a)

In addition to the total lease payments presented above, the Company has a lease for an office facility with total lease payments of approximately $55 million that has not yet commenced as of December 31, 2019.

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

The Company recorded total lease income of approximately $10 million and $25 million for the three and six months ended December 31, 2019, respectively, which is included in Revenues in the Statements of Operations. The Company recognizes lease payments for operating leases as revenue on a straight-line basis over the lease term and variable lease payments as revenue in the period incurred.

NOTE 8. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On November 6, 2019, the Company announced that its Board of Directors (the “Board”) had authorized a stock repurchase program providing for the repurchase of $2 billion of the Company’s Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time. The Company also announced that it had entered into an accelerated share repurchase (“ASR”) agreement to repurchase $350 million of Class A Common Stock and announced its intention to promptly repurchase $150 million of Class B Common Stock.

In accordance with the ASR agreement in November 2019, the Company paid a third-party financial institution $350 million and received an initial delivery of approximately eight million shares of Class A Common Stock, representing 80% of the shares expected to be repurchased under the ASR agreement, at a price of $34.99 per share, which was the Nasdaq closing share price of the Class A Common Stock on November 11, 2019. Upon settlement of the ASR agreement in January 2020, the Company received a final delivery of approximately two million shares of Class A Common Stock. The final number of shares purchased under the ASR agreement was determined using a price of $36.05 per share (the volume-weighted average market price of the Class A Common Stock during the term of the ASR agreement less a discount). The Company accounted for the ASR agreement as two separate transactions. The initial delivery of Class A Common Stock was accounted for as a treasury stock transaction recorded on the acquisition date. The final settlement of Class A Common Stock was accounted for as a forward contract indexed to the Class A Common Stock and qualified as an equity transaction.

In addition, the Company repurchased approximately two million shares of Class B Common Stock for $77 million during the three months ended December 31, 2019. Subsequent to December 31, 2019, the Company repurchased $73 million of Class B Common Stock to achieve the intended repurchase of $150 million of Class B Common Stock announced on November 6, 2019.

Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.

As of December 31, 2019, the Company’s remaining stock repurchase authorization was approximately $1.6 billion.

Stockholders Agreement

The Company also announced on November 6, 2019 that it had entered into a stockholders agreement with the Murdoch Family Trust pursuant to which the Company and the Murdoch Family Trust have agreed not to take actions that would result in the Murdoch Family Trust and Murdoch family members together owning more than 44% of the outstanding voting power of the shares of Class B Common Stock or would increase the Murdoch Family Trust’s voting power by more than 1.75% in any rolling twelve-month period. The Murdoch Family Trust would forfeit votes to the extent necessary to ensure that the Murdoch Family Trust and the Murdoch family collectively do not exceed 44% of the outstanding voting power of the Class B shares, except where a Murdoch family member votes their own shares differently from the Murdoch Family Trust on any matter.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Temporary Stockholder Rights Plan

In connection with the Distribution, the Board approved the adoption of a Temporary Stockholder Rights Agreement (as amended, the “Rights Agreement”), effective March 19, 2019 (See Note 10—Stockholders’ Equity in the 2019 Form 10-K under the heading “Temporary Stockholder Rights Plan”). In November 2019, the rights issued pursuant to the Rights Agreement expired in accordance with the terms of the agreement.

Dividends

The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018
Cash dividend per share	$-	$-	$0.23	$-

Subsequent to December 31, 2019, the Company declared a semi-annual dividend of $0.23 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on April 1, 2020 with a record date for determining dividend entitlements of March 4, 2020.

NOTE 9. EQUITY-BASED COMPENSATION

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

During the six months ended December 31, 2019, approximately 1.4 million PSUs were granted, which have a three-year performance measurement period beginning in July 2019. The awards are subject to the achievement of three pre-established objective performance measures determined by the Compensation Committee of the Board. The awards issued will be settled in shares of Class A Common Stock upon vesting and are subject to the participants’ continued employment with the Company. Any person who holds PSUs shall have no ownership interest in the shares of Class A Common Stock to which such PSUs relate until and unless shares of Class A Common Stock are delivered to the holder. All shares of Class A Common Stock awards that are cancelled or forfeited become available for future grants. Certain of these awards have a graded vesting provision and the expense recognition is accelerated.

Restricted Stock Units

During the six months ended December 31, 2019, approximately 1.1 million RSUs were granted, which vest in equal annual installments over a three-year period subject to the participants’ continued employment with the Company.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Stock Options

During the six months ended December 31, 2019, approximately 3.8 million stock options were granted, which generally have a term of seven years and vest in equal annual installments over a three-year period subject to the participants’ continued employment with the Company. As of December 31, 2019, the Company had approximately 7 million stock options outstanding. For the three and six months ended December 31, 2019, the computation of diluted earnings per share did not include most of the stock options outstanding during these periods, because their inclusion would have been antidilutive.

The following table summarizes the Company’s equity-based compensation:

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018
	(in millions)
Equity-based compensation(a)	$42	$12	$74	$33

Intrinsic value of all settled equity-based awards	$3	$8	$6	$110

(a)

Prior to the Distribution, equity-based compensation included allocated expense for both executive directors and corporate executives of 21CF, allocated using a proportional allocation driver, which management deemed to be reasonable.

The Company’s stock based awards are settled in Class A Common Stock. As of December 31, 2019, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $205 million and is expected to be recognized over a weighted average period between one and two years.
NOTE 10. RELATED PARTY TRANSACTIONS AND TWENTY-FIRST CENTURY FOX, INC. INVESTMENT

Related Party Transactions

In the ordinary course of business, the Company enters into transactions with related parties, which prior to the Distribution included subsidiaries and equity affiliates of 21CF.

The following table sets forth the net revenue from related parties included in the Statements of Operations for the three and six months ended December 31, 2018:

	For the three months ended December 31, 2018	For the six months ended December 31, 2018
	(in millions)
Related party revenue	$107	$178
Related party expense	(3)	(34)

Related party revenue, net of expense	$104	$144

For the three and six months ended December 31, 2019, the related party revenue and expense were not material.

Corporate Allocations and Twenty-First Century Fox, Inc. Investment

Prior to the Distribution, 21CF provided services to and funded certain expenses for the Company such as: global real estate and occupancy costs and employee benefits (“Direct Corporate Expenses”). In addition, the Company’s Unaudited Combined Financial Statements include general corporate expenses of 21CF which were not historically allocated to the Company for certain support functions that were provided on a centralized basis within 21CF and not recorded at the business unit level, such as certain expenses related to finance, legal, insurance, information technology, compliance and human resources management activities, among others (“General Corporate Expenses”). For purposes of the Unaudited Combined Financial Statements for the three and six months ended December 31, 2018, the General Corporate Expenses have been allocated to the Company. The General Corporate Expenses are included in the Unaudited Combined Statements of Operations in Selling, general and administrative expenses and Other, net, as appropriate. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

remainder allocated on a pro rata basis of combined revenues, headcount or other relevant measures of the Company. Management believes the assumptions underlying the Unaudited Combined Financial Statements, including the assumptions regarding allocating General Corporate Expenses from 21CF are reasonable. Nevertheless, the Unaudited Combined Financial Statements may not include all of the actual expenses that would have been incurred by FOX and may not reflect the Company’s consolidated results of operations and cash flows had it been a standalone company prior to the Distribution. Actual costs that would have been incurred if the Company had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. For the purposes of the Unaudited Combined Statements of Operations, the Company recorded approximately $95 million and $170 million of General Corporate Expenses within Selling, general and administrative expenses for the three and six months ended December 31, 2018, respectively, and the remaining balance of the Corporate allocations presented in the table below within Other, net for the three and six months ended December 31, 2018.

Intercompany transactions with 21CF or its affiliates and the Company are reflected in the historical Unaudited Combined Financial Statements for the period prior to the Distribution. All significant intercompany balances between 21CF and the Company for the period prior to the Distribution have been reflected in the Unaudited Combined Statement of Cash Flows as a financing activity.

The following table summarizes the components of the net (decrease) increase in the Twenty-First Century Fox, Inc. investment for the three and six months ended December 31, 2018:

	For the three months ended December 31, 2018	For the six months ended December 31, 2018
	(in millions)
Cash pooling, general financing activities and other(a)	$(594)	$(14)
Corporate allocations	95	180

Net (decrease) increase in Twenty-First Century Fox, Inc. investment	$(499)	$166

(a)

The nature of activities included in the line item ‘Cash pooling, general financing activities and other’ includes financing activities, capital transfers, cash sweeps, other treasury services and Direct Corporate Expenses.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of December 31, 2019 and June 30, 2019 were approximately $37 billion and $41 billion, respectively. The decrease from June 30, 2019 was primarily due to sports programming rights payments.

The commitments above do not include obligations and commitments related to the pending transaction disclosed in Note 2—Acquisitions, Disposals and Other Transactions.

Contingencies

Profits Participants Litigation

In November 2015, Wark Entertainment, Inc., Temperance Brennan, L.P., Snooker Doodle Productions, Inc., and Bertha Blue, Inc. filed lawsuits against 21CF, Fox Entertainment Group, Twentieth Century Fox Film Corporation, Twentieth Century Fox Television (“TCFTV”), and Fox Broadcasting Corporation in the Superior Court of Los Angeles. The plaintiffs are profits participants in the Bones television series and alleged that TCFTV, which produced the show, breached its contracts with the plaintiffs and committed fraud concerning certain of those contracts, and that 21CF, Fox Entertainment Group, and Fox Broadcasting Corporation induced TCFTV’s breach of contract and intentionally interfered with the plaintiffs’ contracts with TCFTV. During the quarter ended September 30, 2019, the parties amicably resolved the lawsuits, and the Company contributed $34 million pursuant to a settlement agreement with the plaintiffs and The Walt Disney Company as successor to 21CF, Fox Entertainment Group, Twentieth Century Fox Film Corporation, and TCFTV.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Profits participation litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases that could involve a FOX subsidiary. As of December 31, 2019, the Company does not believe that it has incurred a probable material loss for any other activities.

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

U.K. Newspaper Matters Indemnity

In connection with the separation of 21CF and News Corporation in June 2013, 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the Separation Agreement, certain costs and liabilities related to the U.K. Newspaper Matters Indemnity were assumed by the Company. The liability recorded in the Balance Sheets related to the indemnity was approximately $60 million and $50 million as of December 31, 2019 and June 30, 2019, respectively.

Other

The Company establishes an accrued liability for legal claims and indemnification claims when the Company determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition. For the contingencies disclosed above for which there is at least a reasonable possibility that a loss may be incurred, other than the accrual provided, the Company was unable to estimate the amount of loss or range of loss.

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

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. Pension plans and postretirement benefit plans are closed to new participants with the exception of a small group covered by collective bargaining agreements. The net periodic benefit cost was $13 million and $14 million for the three months ended December 31, 2019 and 2018, respectively, and $27 million for the six months ended December 31, 2019 and 2018.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 13. SEGMENT INFORMATION

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

•

Other, Corporate and Eliminations, which principally consists of corporate overhead costs, intracompany eliminations, the FOX Studios lot and Credible. The FOX Studios lot, located in Los Angeles, California, provides television and film production services along with office space, studio operation services and includes all operations of the facility. Credible is a U.S. consumer finance marketplace.

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

Beginning with the announcement of the Company’s financial results for the third quarter of fiscal 2019, the Company has renamed as “Segment EBITDA” the measure that it previously referred to as “Segment OIBDA.” The definition of this measure has not changed: Segment EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Interest expense, Interest income, Other, net and Income tax expense. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following tables set forth the Company’s Revenues and Segment EBITDA for the three and six months ended December 31, 2019 and 2018:

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018
	(in millions)
Revenues
Cable Network Programming	$1,469	$1,434	$2,754	$2,699
Television	2,266	2,149	3,622	3,426
Other, Corporate and Eliminations	43	-	69	(1)

Total revenues	$3,778	$3,583	$6,445	$6,124
Segment EBITDA
Cable Network Programming	$556	$519	$1,240	$1,152
Television	(214)	(14)	37	157
Other, Corporate and Eliminations	(81)	(60)	(160)	(103)
Amortization of cable distribution investments	(5)	(9)	(14)	(19)
Depreciation and amortization	(57)	(51)	(107)	(94)
Impairment and restructuring charges	-	-	(9)	-
Interest expense	(90)	(15)	(180)	(31)
Interest income	8	-	25	-
Other, net	302	(339)	287	(200)

Income before income tax expense	419	31	1,119	862
Income tax expense	(105)	(7)	(292)	(223)

Net income	314	24	827	639
Less: Net income attributable to noncontrolling interests	(14)	(16)	(28)	(27)

Net income attributable to Fox Corporation stockholders	$300	$8	$799	$612

Revenues by Segment by Component

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018
	(in millions)
Cable Network Programming
Affiliate fee	$957	$938	$1,896	$1,877
Advertising	337	353	591	617
Other	175	143	267	205

Total Cable Network Programming revenues	1,469	1,434	2,754	2,699
Television
Advertising	1,673	1,634	2,460	2,433
Affiliate fee	479	407	934	805
Other	114	108	228	188

Total Television revenues	2,266	2,149	3,622	3,426
Other, Corporate and Eliminations	43	-	69	(1)

Total revenues	$3,778	$3,583	$6,445	$6,124

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Future Performance Obligations

As of December 31, 2019, approximately $4 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to affiliate contracts and sports rights sublicensing contracts with fixed fees. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018
	(in millions)
Depreciation and amortization
Cable Network Programming	$16	$12	$29	$23
Television	14	26	29	52
Other, Corporate and Eliminations	27	13	49	19

Total depreciation and amortization	$57	$51	$107	$94

	As of December 31, 2019	As of June 30, 2019
	(in millions)
Assets
Cable Network Programming	$2,721	$2,584
Television	7,767	6,598
Other, Corporate and Eliminations	8,734	9,462
Investments	1,228	865

Total assets	$20,450	$19,509

	As of December 31, 2019	As of June 30, 2019
	(in millions)
Goodwill and intangible assets, net
Cable Network Programming	$1,286	$1,246
Television	3,922	3,891
Other, Corporate and Eliminations	694	405

Total goodwill and intangible assets, net	$5,902	$5,542

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 14. ADDITIONAL FINANCIAL INFORMATION

Other, net

The following table sets forth the components of Other, net included in the Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018
	(in millions)
Unrealized gains (losses) on investments(a)	$328	$(255)	$371	$(72)
U.K. Newspaper Matters Indemnity(b)	(31)	(21)	(44)	(30)
Transaction costs(c)	2	(38)	(43)	(78)
Other	3	(25)	3	(20)

Total other, net	$302	$(339)	$287	$(200)

(a)

Represents the net unrealized gains (losses) related to changes in fair value of the Company’s investments in equity securities which are recognized in the Statements of Operations in accordance with ASC 321 (See Note 4—Fair Value).

(b)	See Note 11—Commitments and Contingencies under the heading “U.K. Newspaper Matters Indemnity.”
(c)

The transaction costs for the three and six months ended December 31, 2019 and 2018 are primarily related to the Separation and the Distribution and include retention related costs and for the six months ended December 31, 2019 also includes costs associated with the profits participants litigation (See Note 11—Commitments and Contingencies under the heading “Profits Participants Litigation”). The transaction costs for the three months ended December 31, 2019 were offset by an adjustment to the receivables from Disney pursuant to the Separation and Distribution Agreement.

Other Non-Current Assets

The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of December 31, 2019	As of June 30, 2019
	(in millions)
Investments(a)	$1,228	$865
Operating lease ROU assets	533	-
Inventories, net	198	205
Other(b)	463	455

Total other non-current assets	$2,422	$1,525

(a)	Includes investments accounted for at fair value on a recurring basis of $1.1 billion and $761 million as of December 31, 2019 and June 30, 2019, respectively (See Note 4—Fair Value).
(b)

Includes $253 million and $249 million of assets in the Grantor Trust (as defined in Note 14—Pension and Other Postretirement Benefits in the 2019 Form 10-K) as of December 31, 2019 and June 30, 2019, respectively.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Accounts Payable, Accrued Expenses and Other Current Liabilities

The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of December 31, 2019	As of June 30, 2019
	(in millions)
Accrued expenses	$832	$835
Program rights payable	535	514
Deferred revenue	158	169
Operating lease liabilities	142	-
Other current liabilities	149	194

Total accounts payable, accrued expenses and other current liabilities	$1,816	$1,712

Other Liabilities

The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of December 31, 2019	As of June 30, 2019
	(in millions)
Accrued non-current pension/postretirement liabilities	$547	$543
Non-current operating lease liabilities	429	-
Other non-current liabilities	336	356

Total other liabilities	$1,312	$899

Supplemental Cash Flows Information

	For the six months ended December 31,
	2019	2018
	(in millions)
Supplemental cash flows information
Cash paid for interest	$(191)	$(29)

Cash paid for income taxes	$(35)	$-

Supplemental information on acquisitions
Fair value of assets acquired, excluding cash	$404	$-
Cash acquired	15	-
Liabilities assumed	(35)	-
Noncontrolling interests	(109)	-
Cash paid	(275)	-

Fair value of equity instruments consideration	$-	$-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three and six months ended December 31, 2019 and 2018 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2019 and 2018. This analysis is presented on both a consolidated/combined and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2019 and 2018, as well as a discussion of the Company’s outstanding debt and commitments that existed as of December 31, 2019. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

•

Caution Concerning Forward-Looking Statements—This section provides a description of the use of forward-looking information appearing in this Quarterly Report on Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such information is based on management’s current expectations about future events which are subject to change and to inherent risks and uncertainties. Refer to Part I., Item 1A, “Risk Factors” in the 2019 Form 10-K and Part II., Item 1A. “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, as filed with the SEC on November 6, 2019 (the “Q1 2020 Form 10-Q”) for a discussion of the risk factors applicable to the Company.

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

•

Other, Corporate and Eliminations, which principally consists of corporate overhead costs, intracompany eliminations, the FOX Studios lot and Credible Labs Inc. (“Credible”). The FOX Studios lot, located in Los Angeles, California, provides television and film production services along with office space, studio operation services and includes all operations of the facility. Credible is a U.S. consumer finance marketplace.

Other Business Developments

On November 6, 2019, the Company announced that its Board of Directors had authorized a stock repurchase program providing for the repurchase of $2 billion of the Company’s Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time. The Company also announced that it had entered into an accelerated share repurchase agreement to repurchase $350 million of Class A Common Stock and announced its intention to promptly repurchase $150 million of Class B Common Stock. At the same time, the Company announced that it had entered into a stockholders agreement with the Murdoch Family Trust (See Note 8—Stockholders’ Equity to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX under the headings “Stock Repurchase Program” and “Stockholders Agreement” for further discussion).

In November 2019, the Company entered into an agreement with Nexstar Media Group, Inc. (“Nexstar”) to acquire three television stations (FOX-affiliate KCPQ and MyNetworkTV-affiliate KZJO located in Seattle, Washington and FOX-affiliate WITI located in Milwaukee, Wisconsin) for approximately $350 million. As part of this transaction, the Company has agreed to sell Nexstar two television stations located in Charlotte, North Carolina, FOX-affiliate WJZY and MyNetworkTV-affiliate WMYT, for approximately $45 million. The Company and Nexstar have obtained regulatory approvals and completion of the transaction is expected to occur during the third quarter of fiscal 2020, subject to the satisfaction or waiver of other customary closing conditions.

In October 2019, the Company acquired 67% of the equity in Credible for approximately A$390 million (approximately $260 million) in cash (the “Credible Acquisition”), net of cash acquired. In addition, the Company has agreed to contribute up to $75 million of capital to Credible over approximately two years following the closing of the Credible Acquisition (See Note 2—Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX under the heading “Credible Acquisition” for further discussion).

The United States Court of Appeals for the Third Circuit issued its decision in Prometheus Radio Project v. FCC in the Fall of 2019, which reinstated the Federal Communications Commission’s (“FCC”) newspaper/broadcast cross-ownership rule prohibiting common ownership of broadcast stations and daily newspapers in the same designated market area (“DMA”). The FCC implemented the reinstatement on December 20, 2019. The Company owns two television stations in the New York DMA and an attributable interest in The New York Post due to the Murdoch Family Trust’s ownership interests in both the Company and News Corporation. The Company will seek a waiver of the cross-ownership rule from the FCC, but the timing and outcome of such a filing are uncertain. For more information, see “Part I. Item 1. Business - Government Regulation” in the 2019 Form 10-K.

RESULTS OF OPERATIONS

Results of Operations—For the three and six months ended December 31, 2019 versus the three and six months ended December 31, 2018

The following table sets forth the Company’s operating results for the three and six months ended December 31, 2019, as compared to the three and six months ended December 31, 2018:

	For the three months ended December 31,				For the six months ended December 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in millions, except %)
Revenues
Affiliate fee	$1,436	$1,345	$91	7%	$2,830	$2,682	$148	6%
Advertising	2,010	1,987	23	1%	3,051	3,050	1	-%
Other	332	251	81	32%	564	392	172	44%

Total revenues	3,778	3,583	195	5%	6,445	6,124	321	5%
Operating expenses	(3,091)	(2,818)	(273)	10%	(4,559)	(4,309)	(250)	6%
Selling, general and administrative	(431)	(329)	(102)	31%	(783)	(628)	(155)	25%
Depreciation and amortization	(57)	(51)	(6)	12%	(107)	(94)	(13)	14%
Impairment and restructuring charges	-	-	-	-%	(9)	-	(9)	**
Interest expense	(90)	(15)	(75)	**	(180)	(31)	(149)	**
Interest income	8	-	8	**	25	-	25	**
Other, net	302	(339)	641	**	287	(200)	487	**

Income before income tax expense	419	31	388	**	1,119	862	257	30%
Income tax expense	(105)	(7)	(98)	**	(292)	(223)	(69)	31%

Net income	314	24	290	**	827	639	188	29%
Less: Net income attributable to noncontrolling interests	(14)	(16)	2	(13)%	(28)	(27)	(1)	4%

Net income attributable to Fox Corporation stockholders	$300	$8	$292	**	$799	$612	$187	31%

**	not meaningful

Overview—The Company’s revenues increased 5% for the three and six months ended December 31, 2019, as compared to the corresponding periods of fiscal 2019. The increase in affiliate fee revenue was primarily due to higher average rates per subscriber and higher fees received from television stations that are affiliated with the FOX Network, partially offset by the impact of a lower average number of subscribers. The increase in advertising revenue was primarily due to higher pricing for linear advertising at the FOX Network, increased digital advertising revenue and two additional broadcasts of Major League Baseball (“MLB”) World Series games, partially offset by lower political advertising revenue at the FOX Television Stations due to the U.S. midterm elections in November 2018 and, for the six months ended December 31, 2019, the effect of fewer broadcasts of Fédération Internationale de Football Association (“FIFA”) World Cup events. The increase in other revenues was primarily due to revenues generated from the operation of the FOX Studios lot for third parties and the consolidation of Bento Box Entertainment, LLC (“Bento Box”) and Credible.

Operating expenses increased 10% and 6% for the three and six months ended December 31, 2019, respectively, as compared to the corresponding periods of fiscal 2019, primarily due to higher sports programming rights amortization and production costs, including contractual rate increases for National Football League (“NFL”) and college football content, increased entertainment programming rights amortization, the consolidation of Bento Box and Credible and higher broadcast costs related to operating as a standalone public company. Partially offsetting the increase in operating expenses for the six months ended December 31, 2019 was the effect of fewer broadcasts of FIFA World Cup events.

Selling, general and administrative expenses increased 31% and 25% for the three and six months ended December 31, 2019, respectively, as compared to the corresponding periods of fiscal 2019, primarily due to higher costs in fiscal 2020 related to operating as a standalone public company as compared to allocated costs in fiscal 2019 (See Note 1—Description of Business and Basis of Presentation to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX under the heading “Basis of Presentation” for additional information). In addition, the three and six months ended December 31, 2019 include equity-based compensation costs of approximately $15 million and $30 million, respectively, related to the grant of restricted stock units and stock options, in connection with the Distribution, under the Fox Corporation 2019 Shareholder Alignment Plan (See Note 11—Equity-Based Compensation in the 2019 Form 10-K for additional information).

Interest expense—Interest expense increased $75 million and $149 million for the three and six months ended December 31, 2019, respectively, as compared to the corresponding periods of fiscal 2019, primarily due to the issuance of $6.8 billion of senior notes in January 2019 (See Note 9—Borrowings in the 2019 Form 10-K under the heading “Senior Notes Issued Under the January 2019 Indenture” for additional information).

Interest income—Interest income increased $8 million and $25 million for the three and six months ended December 31, 2019, respectively, as compared to the corresponding periods of fiscal 2019, primarily due to a higher average cash balance.

Other, net—See Note 14—Additional Financial Information to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX under the heading “Other, net.”

Income tax expense—The Company’s tax provision and related effective tax rate of 25% and 26% for the three and six months ended December 31, 2019, respectively, were higher than the statutory rate of 21% primarily due to state taxes and other permanent items.

The Company’s tax provision and related effective tax rate of 23% and 26% for the three and six months ended December 31, 2018, respectively, were higher than the statutory rate of 21% primarily due to state taxes and other permanent items.

Net income—Net income increased $290 million and $188 million for the three and six months ended December 31, 2019, respectively, as compared to the corresponding periods of fiscal 2019, primarily due to unrealized gains related to changes in fair value of the Company’s investments in equity securities in fiscal 2020 as compared to unrealized losses in fiscal 2019 (See Note 14—Additional Financial Information to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX under the heading “Other, net”) and higher revenues, partially offset by increased operating expenses at the Television segment as well as higher selling, general and administrative and interest expenses.

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

Beginning with the announcement of the Company’s financial results for the third quarter of fiscal 2019, the Company has renamed as “Segment EBITDA” the measure that it previously referred to as “Segment OIBDA.” The definition of this measure has not changed: Segment EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Interest expense, Interest income, Other, net and Income tax expense. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

The following tables set forth the Company’s Revenues and Segment EBITDA for the three and six months ended December 31, 2019, as compared to the three and six months ended December 31, 2018:

	For the three months ended December 31,				For the six months ended December 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in millions, except %)
Revenues
Cable Network Programming	$1,469	$1,434	$35	2%	$2,754	$2,699	$55	2%
Television	2,266	2,149	117	5%	3,622	3,426	196	6%
Other, Corporate and Eliminations	43	-	43	**	69	(1)	70	**

Total revenues	$3,778	$3,583	$195	5%	$6,445	$6,124	$321	5%

**	not meaningful

	For the three months ended December 31,				For the six months ended December 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in millions, except %)
Segment EBITDA
Cable Network Programming	$556	$519	$37	7%	$1,240	$1,152	$88	8%
Television	(214)	(14)	(200)	**	37	157	(120)	(76)%
Other, Corporate and Eliminations	(81)	(60)	(21)	35%	(160)	(103)	(57)	55%

Adjusted EBITDA(a)	$261	$445	$(184)	(41)%	$1,117	$1,206	$(89)	(7)%

**	not meaningful
(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Cable Network Programming (43% and 44% of the Company’s revenues for the first six months of fiscal 2020 and 2019, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in millions, except %)
Revenues
Affiliate fee	$957	$938	$19	2%	$1,896	$1,877	$19	1%
Advertising	337	353	(16)	(5)%	591	617	(26)	(4)%
Other	175	143	32	22%	267	205	62	30%

Total revenues	1,469	1,434	35	2%	2,754	2,699	55	2%
Operating expenses	(792)	(808)	16	(2)%	(1,312)	(1,349)	37	(3)%
Selling, general and administrative	(126)	(116)	(10)	9%	(216)	(217)	1	-%
Amortization of cable distribution investments	5	9	(4)	(44)%	14	19	(5)	(26)%

Segment EBITDA	$556	$519	$37	7%	$1,240	$1,152	$88	8%

Revenues at the Cable Network Programming segment increased 2% for the three and six months ended December 31, 2019, as compared to the corresponding periods of fiscal 2019. The increase in affiliate fee revenue was primarily attributable to higher average rates per subscriber, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, partially offset by the impact of a lower average number of subscribers. The decrease in the average number of subscribers was due to a reduction in subscribers to traditional MVPDs, partially offset by an increase in digital MVPD subscribers. The decrease in advertising revenue was primarily due to lower linear advertising revenue, including the effect of higher preemptions associated with breaking news coverage, the absence of Ultimate Fighting Championship (“UFC”) content and lower college football ratings. Partially offsetting the decrease in advertising revenue were higher digital advertising revenue and increased pricing and a higher number of MLB postseason commercial units. Also contributing to the decrease in advertising revenue for the six months ended December 31, 2019 was the effect of fewer broadcasts of FIFA World Cup events. The increase in other revenues was primarily attributable to higher sports sublicensing revenue and the revenues generated from Premier Boxing Champions (“PBC”) pay-per-view events.

Cable Network Programming Segment EBITDA increased 7% and 8% for the three and six months ended December 31, 2019, respectively, as compared to the corresponding periods of fiscal 2019, primarily due to the revenue increases noted above and lower expenses. Operating expenses decreased for the three and six months ended December 31, 2019 primarily due to lower sports programming rights amortization partially offset by higher costs at FOX News Media, including talent costs and costs incurred in connection with FOX Nation. Sports programming rights amortization decreased primarily due to the absence of UFC content, partially offset by contractual rate increases for college football and PBC content. Also contributing to the decrease in operating expenses for the six months ended December 31, 2019 was the effect of fewer broadcasts of FIFA World Cup events.

Television (56% of the Company’s revenues for the first six months of fiscal 2020 and 2019)

	For the three months ended December 31,				For the six months ended December 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in millions, except %)
Revenues
Advertising	$1,673	$1,634	$39	2%	$2,460	$2,433	$27	1%
Affiliate fee	479	407	72	18%	934	805	129	16%
Other	114	108	6	6%	228	188	40	21%

Total revenues	2,266	2,149	117	5%	3,622	3,426	196	6%
Operating expenses	(2,284)	(2,010)	(274)	14%	(3,227)	(2,961)	(266)	9%
Selling, general and administrative	(196)	(153)	(43)	28%	(358)	(308)	(50)	16%

Segment EBITDA	$(214)	$(14)	$(200)	**	$37	$157	$(120)	(76)%

**	not meaningful

Revenues at the Television segment increased 5% and 6% for the three and six months ended December 31, 2019, respectively, as compared to the corresponding periods of fiscal 2019. The increase in advertising revenue was primarily due to higher pricing for linear advertising at the FOX Network, two additional broadcasts of MLB World Series games, a higher number of broadcasts of college football regular season games on the FOX Network and increased digital advertising revenue. Partially offsetting the increase in advertising revenue were lower political advertising revenue at the FOX Television Stations due to the U.S. midterm elections in November 2018 and, for the six months ended December 31, 2019, fewer broadcasts of FIFA World Cup events. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber at the Company’s owned and operated television stations, partially offset by a lower average number of subscribers at the Company’s owned and operated television stations. The increase in other revenues was primarily due to the consolidation of Bento Box. Partially offsetting the increase in other revenues for the three months ended December 31, 2019 was lower digital content licensing revenue at the FOX Network.

Television Segment EBITDA decreased for the three and six months ended December 31, 2019, respectively, as compared to the corresponding periods of fiscal 2019, as the revenue increases noted above were more than offset by higher expenses. Operating expenses increased primarily due to higher sports programming rights amortization and production costs, including contractual rate increases for NFL and college football content and the addition of WWE Friday Night SmackDown, and higher entertainment programming rights amortization, including investments in original scripted programming and co-production arrangements with third party studios, and the consolidation of Bento Box. Partially offsetting the increase in operating expenses for the six months ended December 31, 2019 was the effect of fewer broadcasts of FIFA World Cup events. Selling, general and administrative expenses increased primarily due to higher costs related to operating as a standalone public company.

Other, Corporate and Eliminations (1% of the Company’s revenues for the first six months of fiscal 2020)

	For the three months ended December 31,				For the six months ended December 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in millions, except %)
Revenues	$43	$-	$43	**	$69	$(1)	$70	**
Operating expenses	(15)	-	(15)	**	(20)	1	(21)	**
Selling, general and administrative	(109)	(60)	(49)	82%	(209)	(103)	(106)	**

Segment EBITDA	$(81)	$(60)	$(21)	35%	$(160)	$(103)	$(57)	55%

**	not meaningful

Revenues at the Other, Corporate and Eliminations segment for the three and six months ended December 31, 2019 include revenues generated from the operation of the FOX Studios lot for third parties and the consolidation of Credible. Operating expenses for the three and six months ended December 31, 2019 include the costs of operating the FOX Studios lot for third parties and the consolidation of Credible. Selling, general and administrative expenses increased due to higher costs related to operating as a standalone public company, the costs of operating the FOX Studios lot for third parties and the consolidation of Credible.

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

The following table reconciles Net income to Adjusted EBITDA for the three and six months ended December 31, 2019, as compared to the three and six months ended December 31, 2018:

	For the three months ended December 31,				For the six months ended December 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in millions, except %)
Net income	$314	$24	$290	**	$827	$639	$188	29%
Add
Amortization of cable distribution investments	5	9	(4)	(44)%	14	19	(5)	(26)%
Depreciation and amortization	57	51	6	12%	107	94	13	14%
Impairment and restructuring charges	-	-	-	-%	9	-	9	**
Interest expense	90	15	75	**	180	31	149	**
Interest income	(8)	-	(8)	**	(25)	-	(25)	**
Other, net	(302)	339	(641)	**	(287)	200	(487)	**
Income tax expense	105	7	98	**	292	223	69	31%

Adjusted EBITDA	$261	$445	$(184)	(41)%	$1,117	$1,206	$(89)	(7)%

**	not meaningful

The following table sets forth the computation of Adjusted EBITDA for the three and six months ended December 31, 2019, as compared to the three and six months ended December 31, 2018:

	For the three months ended December 31,				For the six months ended December 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(in millions, except %)
Revenues	$3,778	$3,583	$195	5%	$6,445	$6,124	$321	5%
Operating expenses	(3,091)	(2,818)	(273)	10%	(4,559)	(4,309)	(250)	6%
Selling, general and administrative	(431)	(329)	(102)	31%	(783)	(628)	(155)	25%
Amortization of cable distribution investments	5	9	(4)	(44)%	14	19	(5)	(26)%

Adjusted EBITDA	$261	$445	$(184)	(41)%	$1,117	$1,206	$(89)	(7)%

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds which are highly dependent upon the continuation of affiliate agreements and the state of the advertising markets. The Company has an unused five-year $1.0 billion unsecured revolving credit facility (See Note 6—Borrowings to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX) and has access to the worldwide capital markets, subject to market conditions. As of December 31, 2019, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any noncompliance with such covenants.

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

In addition to the acquisitions, sales and possible acquisitions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness. See Note 2—Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX.

Sources and Uses of Cash

Net cash (used in) provided by operating activities for the six months ended December 31, 2019 and 2018 was as follows (in millions):

For the six months ended December 31,	2019	2018
Net cash (used in) provided by operating activities	$(256)	$36

The change in net cash (used in) provided by operating activities during the six months ended December 31, 2019, as compared to the corresponding period of fiscal 2019, was primarily due to higher seasonal cash payments for sports programming rights at the Television segment and increased cash paid for interest as a result of the senior notes issued in January 2019.

Net cash used in investing activities for the six months ended December 31, 2019 and 2018 was as follows (in millions):

For the six months ended December 31,	2019	2018
Net cash used in investing activities	$(349)	$(251)

The increase in net cash used in investing activities during the six months ended December 31, 2019, as compared to the corresponding period of fiscal 2019, was primarily due to the Credible Acquisition in October 2019 as compared to the investments in Caffeine, Inc. and Caffeine Studio, LLC in the first quarter of fiscal 2019 (See Note 2—Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX).

Net cash used in financing activities for the six months ended December 31, 2019 and 2018 was as follows (in millions):

For the six months ended December 31,	2019	2018
Net cash used in financing activities	$(638)	$(334)

The increase in net cash used in financing activities during the six months ended December 31, 2019, as compared to the corresponding period of fiscal 2019, was primarily due to repurchases of shares of the Company’s Common Stock and dividends paid to the Company’s stockholders during the six months ended December 31, 2019 as compared to the net transfers to Twenty-First Century Fox, Inc. of $312 million in the six months ended December 31, 2018. The nature of activities included in net transfers to Twenty-First Century Fox, Inc. includes financing activities, capital transfers, cash sweeps, other treasury services and corporate expenses.

Stock Repurchase Program

See Note 8—Stockholders’ Equity to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX under the heading “Stock Repurchase Program.”

Dividends

Subsequent to December 31, 2019, the Company declared a semi-annual dividend of $0.23 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on April 1, 2020 with a record date for determining dividend entitlements of March 4, 2020.

Debt Instruments

Borrowings include senior notes (See Note 9—Borrowings in the 2019 Form 10-K under the heading “Senior Notes Issued Under the January 2019 Indenture”).

Ratings of the senior notes

The following table summarizes the Company’s credit ratings as of December 31, 2019:

Rating Agency	Senior Debt	Outlook
Moody's	Baa2	Stable
Standard & Poor's	BBB	Stable

Revolving Credit Agreement

The Company has an unused five-year $1.0 billion unsecured revolving credit facility (See Note 6—Borrowings to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX).

Commitments and Contingencies

See Note 11—Commitments and Contingencies to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX.

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
•

the impact of any investigations or fines from governmental authorities, including FCC rules and policies and FCC decisions regarding revocation, renewal or grant of station licenses, waivers and other matters;

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

•	the other risks and uncertainties detailed in Part I., Item 1A. “Risk Factors” in the 2019 Form 10-K and in Part II., Item 1A. “Risk Factors” in the Q1 2020 Form 10-Q.

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

There have been no material changes in the market risks reported in the 2019 Form 10-K.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K (File No. 001-38776), as filed with the Securities and Exchange Commission on August 9, 2019, and the Company’s Quarterly Report on Form 10-Q (File No. 001-38776), as filed with the Securities and Exchange Commission on November 6, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of the Company’s repurchases of its Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), during the three months ended December 31, 2019:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
October 1, 2019 – October 31, 2019
Class A common stock	-	$-
Class B common stock	-	-
November 1, 2019 – November 30, 2019
Class A common stock(d)	8,002,286	-
Class B common stock	269,097	34.97
December 1, 2019 – December 31, 2019
Class A common stock	-	-
Class B common stock	1,891,358	35.73

Total
Class A common stock(d)	8,002,286	-
Class B common stock	2,160,455	35.64
	10,162,741		$1,573

(a)	The Company has not made any purchases of Common Stock other than in connection with the publicly announced stock repurchase program described below.
(b)	These amounts exclude any fees, commissions or other costs associated with the share repurchases.
(c)

On November 6, 2019, the Company announced that its Board of Directors had authorized a stock repurchase program providing for the repurchase of $2 billion of the Company’s Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time.

(d)

In connection with the stock repurchase program, the Company entered into an accelerated share repurchase (“ASR”) agreement to repurchase $350 million of Class A Common Stock in November 2019. In accordance with the ASR agreement, in November 2019, the Company paid a third-party financial institution $350 million and received an initial delivery of approximately eight million shares of Class A Common Stock, representing 80% of the shares expected to be repurchased under the ASR agreement, at a price of $34.99 per share. Upon settlement of the ASR agreement in January 2020, the Company received a final delivery of approximately two million shares of Class A Common Stock. The final number of shares purchased under the ASR agreement was determined using a price of $36.05 per share (the volume-weighted average market price of the Class A Common Stock during the term of the ASR agreement less a discount) (See Note 8—Stockholders’ Equity to the accompanying Unaudited Consolidated and Combined Financial Statements of FOX under the heading “Stock Repurchase Program” for more information).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS
(a)	Exhibits.

3.1

Certificate of Elimination of Series A Junior Participating Preferred Stock of Fox Corporation (the “Registrant”) (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 20, 2019 and filed with the Securities and Exchange Commission (the “SEC”) on November 20, 2019).

10.1

Stockholders Agreement, dated as of November 6, 2019, by and between the Registrant and the Murdoch Family Trust (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 5, 2019 and filed with the SEC on November 6, 2019).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated and Combined Statements of Operations for the three and six months ended December 31, 2019 and 2018; (ii) Unaudited Consolidated and Combined Statements of Comprehensive Income for the three and six months ended December 31, 2019 and 2018; (iii) Consolidated Balance Sheets as of December 31, 2019 (unaudited) and June 30, 2019 (audited); (iv) Unaudited Consolidated and Combined Statements of Cash Flows for the six months ended December 31, 2019 and 2018; (v) Unaudited Consolidated and Combined Statements of Equity for the three and six months ended December 31, 2019 and 2018; and (vi) Notes to the Unaudited Consolidated and Combined Financial Statements.*

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

Date: February 5, 2020