Form 10-Q
period 2020-03-31
Fox Corp
filed 2020-05-07
CIK 1754301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2020

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-38776

FOX CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1825597
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 852-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	FOXA	The Nasdaq Global Select Market
Class B Common Stock, par value $0.01 per share	FOX	The Nasdaq Global Select Market

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

As of May 4, 2020, 342,642,286 shares of Class A Common Stock, par value $0.01 per share, and 261,078,355 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

FOX CORPORATION

FORM 10-Q

FOX CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019
Revenues	$3,440	$2,752	$9,885	$8,876
Operating expenses	(2,061)	(1,660)	(6,620)	(5,969)
Selling, general and administrative	(464)	(336)	(1,247)	(964)
Depreciation and amortization	(57)	(58)	(164)	(152)
Impairment and restructuring charges	-	(14)	(9)	(14)
Interest expense	(89)	(81)	(269)	(112)
Interest income	8	19	33	19
Other, net	(632)	84	(345)	(116)
Income before income tax expense	145	706	1,264	1,568
Income tax expense	(55)	(167)	(347)	(390)
Net income	90	539	917	1,178
Less: Net income attributable to noncontrolling interests	(12)	(10)	(40)	(37)
Net income attributable to Fox Corporation stockholders	$78	$529	$877	$1,141

EARNINGS PER SHARE DATA

Weighted average shares
Basic	608	621	615	621
Diluted	612	621	619	621

Net income attributable to Fox Corporation stockholders per share
Basic	$0.13	$0.85	$1.43	$1.84
Diluted	$0.13	$0.85	$1.42	$1.84

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019
Net income	$90	$539	$917	$1,178
Other comprehensive income, net of tax
Benefit plan adjustments	5	2	17	5
Other comprehensive income, net of tax	5	2	17	5
Comprehensive income	95	541	934	1,183
Less: Net income attributable to noncontrolling interests(a)	(12)	(10)	(40)	(37)
Comprehensive income attributable to Fox Corporation stockholders	$83	$531	$894	$1,146

(a)

Net income attributable to noncontrolling interests includes $4 million and $6 million for the three months ended March 31, 2020 and 2019, respectively, and $16 million and $27 million for the nine months ended March 31, 2020 and 2019, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of March 31, 2020	As of June 30, 2019
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$3,196	$3,234
Receivables, net	2,453	1,967
Inventories, net	971	1,129
Other	124	148
Total current assets	6,744	6,478
Non-current assets
Property, plant and equipment, net	1,386	1,313
Intangible assets, net	3,084	2,851
Goodwill	3,089	2,691
Deferred tax assets	4,386	4,651
Other non-current assets	1,548	1,525
Total assets	$20,237	$19,509
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$1,780	$1,712
Non-current liabilities
Borrowings	6,754	6,751
Other liabilities	1,312	899
Redeemable noncontrolling interests	258	189
Commitments and contingencies
Equity
Class A common stock(a)	3	4
Class B common stock(b)	3	3
Additional paid-in capital	9,810	9,891
Retained earnings	589	357
Accumulated other comprehensive loss	(291)	(308)
Total Fox Corporation stockholders' equity	10,114	9,947
Noncontrolling interests	19	11
Total equity	10,133	9,958
Total liabilities and equity	$20,237	$19,509

(a)

Class A common stock, $0.01 par value per share, 2,000,000,000 shares authorized, 342,640,682 shares and 354,422,419 shares issued and outstanding at par as of March 31, 2020 and June 30, 2019, respectively.

(b)

Class B common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 261,078,355 shares and 266,173,651 shares issued and outstanding at par as of March 31, 2020 and June 30, 2019, respectively.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the nine months ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$917	$1,178
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	164	152
Amortization of cable distribution investments	19	29
Impairment and restructuring charges	9	14
Equity-based compensation	101	5
Other, net	345	116
Deferred income taxes	255	322
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(299)	(196)
Inventories net of program rights payable	167	137
Accounts payable and other liabilities	(333)	(133)
Net cash provided by operating activities	1,345	1,624
INVESTING ACTIVITIES
Property, plant and equipment	(192)	(147)
Acquisitions, net of cash acquired	(611)	-
Sale of investments	349	-
Purchase of investments	-	(100)
Other investing activities, net	57	(64)
Net cash used in investing activities	(397)	(311)
FINANCING ACTIVITIES
Borrowings	-	6,750
Net transfers to Twenty-First Century Fox, Inc.	-	(1,233)
Net dividend paid to Twenty-First Century Fox, Inc.	-	(6,500)
Repurchase of shares	(600)	-
Dividends paid and distributions	(321)	(33)
Other financing activities, net	(65)	21
Net cash used in financing activities	(986)	(995)
Net (decrease) increase in cash and cash equivalents	(38)	318
Cash and cash equivalents, beginning of year	3,234	2,500
Cash and cash equivalents, end of period	$3,196	$2,818

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(IN MILLIONS)

	Class A		Class B		Twenty-First Century	Additional		Accumulated Other		Total Fox Corporation
	Common Stock		Common Stock		Fox, Inc.	Paid-in	Retained	Comprehensive		Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Investment	Capital	Earnings	(Loss) Income		Equity	Interests(a)	Equity
Balance, December 31, 2019	347	$3	264	$3	$-	$9,849	$775	$(296)		$10,334	$19	$10,353
Net income	-	-	-	-	-	-	78	-		78	8	86
Other comprehensive income	-	-	-	-	-	-	-	5		5	-	5
Dividends declared	-	-	-	-	-	-	(139)	-		(139)	-	(139)
Shares repurchased	(4)	-	(3)	-	-	(79)	(94)	-		(173)	-	(173)
Other	-	-	-	-	-	40	(31)	-		9	(8)	1
Balance, March 31, 2020	343	$3	261	$3	$-	$9,810	$589	$(291)		$10,114	$19	$10,133
Balance, December 31, 2018	-	$-	-	$-	$10,596	$-	$-	$(202)		$10,394	$12	$10,406
Net income	-	-	-	-	424	-	105	-		529	4	533
Other comprehensive income	-	-	-	-	-	-	-	2		2	-	2
Other	-	-	-	-	(27)	5	(4)	-		(26)	(5)	(31)
Net decrease in Twenty-First Century Fox, Inc. investment	-	-	-	-	(2,285)	-	-	(14)	(b)	(2,299)	-	(2,299)
Conversion of Twenty-First Century Fox, Inc. investment	354	4	266	3	(8,708)	8,701	-	-		-	-	-
Balance, March 31, 2019	354	$4	266	$3	$-	$8,706	$101	$(214)		$8,600	$11	$8,611
Balance, June 30, 2019	354	$4	266	$3	$-	$9,891	$357	$(308)		$9,947	$11	$9,958
Net income	-	-	-	-	-	-	877	-		877	24	901
Other comprehensive income	-	-	-	-	-	-	-	17		17	-	17
Dividends declared	-	-	-	-	-	-	(282)	-		(282)	-	(282)
Shares repurchased	(12)	(1)	(5)	-	-	(273)	(326)	-		(600)	-	(600)
Other	1	-	-	-	-	192	(37)	-		155	(16)	139
Balance, March 31, 2020	343	$3	261	$3	$-	$9,810	$589	$(291)		$10,114	$19	$10,133
Balance, June 30, 2018	-	$-	-	$-	$9,513	$-	$-	$81		$9,594	$-	$9,594
Adoption of new accounting standards(c)	-	-	-	-	143	-	-	(143)		-	-	-
Net income	-	-	-	-	1,036	-	105	-		1,141	10	1,151
Other comprehensive income	-	-	-	-	-	-	-	5		5	-	5
Other	-	-	-	-	135	5	(4)	-		136	1	137
Net decrease in Twenty-First Century Fox, Inc. investment	-	-	-	-	(2,119)	-	-	(157)	(b)	(2,276)	-	(2,276)
Conversion of Twenty-First Century Fox, Inc. investment	354	4	266	3	(8,708)	8,701	-	-		-	-	-
Balance, March 31, 2019	354	$4	266	$3	$-	$8,706	$101	$(214)		$8,600	$11	$8,611

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 4—Fair Value under the heading “Redeemable Noncontrolling Interests”).
(b)

Represents accumulated other comprehensive loss transferred from Twenty-First Century Fox, Inc. investment related to the pension and postretirement benefit assets and liabilities of the Shared Plans (See Note 14—Pension and Other Postretirement Benefits in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 as filed with the Securities and Exchange Commission on August 9, 2019).

(c)

Reflects the adoption of ASU 2016-01 and ASU 2018-02 as defined in Note 2—Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 as filed with the Securities and Exchange Commission on August 9, 2019 under the heading “Recently Adopted and Recently Issued Accounting Guidance and U.S. Tax Reform.”

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The Unaudited Consolidated Financial Statements of FOX have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Unaudited Consolidated Financial Statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020, due to, among other things, the impact of coronavirus disease 2019 (“COVID-19”) on the Company’s business.

The impact of COVID-19 and measures to prevent its spread are affecting the macroeconomic environment, as well as the business of the Company, in a number of ways. For example, while the Company’s national news ratings remain strong, sporting events for which the Company has broadcast rights have been cancelled or postponed, the production of certain entertainment content the Company acquires has been suspended and demand in local advertising markets has declined. The magnitude of the impacts will depend on the duration and extent of COVID-19 and the effect of governmental actions, consumer behavior and actions taken by the Company’s business partners in response to the pandemic and such governmental actions. The evolving and uncertain nature of this situation makes it challenging for the Company to estimate the future performance of its businesses, particularly over the near to medium term, including the supply and demand for its services, its cash flows and its current and future advertising revenue. However, the impact of COVID-19 could have a material adverse effect on the Company’s business, financial condition or results of operations over the near to medium term.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The preparation of the Company’s Unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Unaudited Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. A significant decline in estimated advertising revenue or the expected popularity of the Company’s programming could lead to a downward revision in the fair value of, among other things, the Company’s reporting units, indefinite-lived intangible assets and long-lived assets and result in an impairment and a non-cash charge that is material to the Company’s reported net earnings. An impairment did not exist as of March 31, 2020. The Company will perform its annual impairment review during the fourth quarter of fiscal 2020. In addition, the recoverability of national sports contracts is based on the Company’s best estimates at March 31, 2020 of attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline materially from estimates applied at March 31, 2020, amortization of rights may be accelerated.

These interim Unaudited Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 as filed with the Securities and Exchange Commission on August 9, 2019 (the “2019 Form 10-K”).

The Company’s financial statements for the three and nine months ended March 31, 2020 and 2019 and as of March 31, 2020 and June 30, 2019 are presented on a consolidated basis. The Company’s unaudited consolidated financial statements for the three and nine months ended March 31, 2020 reflect the Company’s results of operations and cash flows as a standalone company, and the Company’s Consolidated Balance Sheets as of March 31, 2020 and June 30, 2019 consist of the Company’s consolidated balances.

Prior to the Distribution, which occurred on March 19, 2019, the Company’s combined financial statements were derived from the unaudited consolidated financial statements and accounting records of 21CF. The Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2019 include, for the periods prior to March 19, 2019, allocations for certain support functions that were provided on a centralized basis within 21CF prior to the Distribution and not recorded at the business unit level, such as certain expenses related to finance, legal, insurance, information technology, compliance and human resources management activities, among others. 21CF did not routinely allocate these costs to any of its business units. These expenses were allocated to FOX on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, headcount or other relevant measures. Management believes the assumptions underlying the Unaudited Consolidated Financial Statements, including the assumptions regarding allocating general corporate expenses from 21CF, are reasonable. Nevertheless, the Unaudited Consolidated Financial Statements may not include all of the actual expenses that would have been incurred by FOX and may not reflect FOX’s consolidated results of operations and cash flows had it been a standalone company during the entirety of the periods presented. Actual costs that would have been incurred if FOX had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

For purposes of the Company’s financial statements for the period prior to the Distribution, the income tax provision in the Unaudited Consolidated Statements of Operations was calculated as if FOX filed a separate tax return and was operating as a standalone business. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of FOX’s actual tax balances prior to or subsequent to the Distribution. Prior to the Distribution, the Company’s operating results were included in 21CF’s consolidated U.S. federal and state income tax returns.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intercompany transactions with 21CF or its affiliates and the Company are reflected in the historical Unaudited Consolidated Financial Statements for the period prior to the Distribution. All significant intracompany transactions and accounts within the Company’s consolidated businesses have been eliminated. Investments in and advances to entities or joint ventures in which the Company has significant influence, but less than a controlling financial interest, are accounted for using the equity method. Significant influence generally exists when the Company owns an interest between 20% and 50%. In accordance with Accounting Standards Codification (“ASC”) 321 “Investments—Equity Securities” (“ASC 321”), equity securities in which the Company has no significant influence (generally less than a 20% ownership interest) with readily determinable fair values are accounted for at fair value based on quoted market prices. Equity securities without readily determinable fair values are accounted for either at fair value or using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. All gains and losses on investments in equity securities are recognized in the Unaudited Consolidated Statements of Operations.

The Company’s fiscal year ends on June 30 of each year. Certain fiscal 2019 amounts have been reclassified to conform to the fiscal 2020 presentation.

The unaudited and audited consolidated financial statements are referred to as the “Financial Statements” herein. The unaudited consolidated statements of operations are referred to as the “Statements of Operations” herein. The unaudited and audited consolidated balance sheets are referred to as the “Balance Sheets” herein. The unaudited consolidated statements of cash flows are referred to as the “Statements of Cash Flows” herein.

Recently Adopted and Recently Issued Accounting Guidance and the CARES Act

Adopted

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“Topic 842”), as amended. Topic 842 requires recognition of lease liabilities and right-of-use (“ROU”) assets on the balance sheet and disclosure of key information about leasing arrangements. On July 1, 2019, the Company adopted Topic 842 on a modified retrospective basis and recorded operating lease liabilities and ROU assets of approximately $635 million and $585 million, respectively, at the date of adoption (See Note 7—Leases). The difference between the Company’s initial recognition of operating lease liabilities and ROU assets, at the date of adoption, was primarily a result of the reclassification of the deferred rent liability. The adoption of Topic 842 did not have a significant impact on the Statements of Operations. In accordance with the guidance in Topic 842, the Company elected not to reassess (i) whether any existing contracts are or contain leases, (ii) lease classification for existing leases or (iii) capitalization of initial direct costs for existing leases.

During the third quarter of fiscal 2020, the Company early adopted ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The objective of ASU 2017-04 is to simplify how an entity is required to test goodwill for impairment. Under previous GAAP, entities were required to test goodwill for impairment using a two-step approach. Under the amendments in ASU 2017-04, an entity performs its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The adoption of ASU 2017-04 did not have an effect on the Company’s Financial Statements.

CARES Act

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act includes provisions relating to refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carryback periods, modifications to net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company does not expect the impact of these changes on the Company’s financial statements will be material.

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

The transactions described below support the Company’s strategy to strengthen its core brands and leverage its sports broadcasting rights and expand their reach beyond their traditional linear businesses.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Acquisitions and Disposals

Tubi Acquisition

In April 2020, the Company acquired Tubi, Inc. (“Tubi”), a leading free ad-supported streaming service, for approximately $445 million in net cash consideration at closing (the “Tubi Acquisition”). Potential additional consideration in the form of deferred consideration and unvested options totaling approximately $45 million may be due over a three-year period following the closing of the transaction. The Company financed the Tubi Acquisition principally with the net proceeds from the sale of its investment in Roku, Inc. (“Roku”) discussed below.

Television Stations Acquisition and Divestiture

In March 2020, the Company acquired three television stations (FOX-affiliate KCPQ and MyNetworkTV-affiliate KZJO located in Seattle, Washington and FOX-affiliate WITI located in Milwaukee, Wisconsin) for approximately $350 million in cash from Nexstar Media Group, Inc. (“Nexstar”). As part of this transaction, the Company sold Nexstar two television stations (FOX-affiliate WJZY and MyNetworkTV-affiliate WMYT located in Charlotte, North Carolina) for approximately $45 million in cash. The consideration transferred of approximately $350 million for the stations the Company acquired has been preliminarily allocated, based on a provisional valuation, as follows: approximately $210 million to intangible assets, of which approximately $110 million has been allocated to Federal Communications Commission (“FCC”) licenses with indefinite lives and approximately $100 million to amortizable intangible assets, primarily retransmission agreements with useful lives of approximately eight years; approximately $30 million to property, plant and equipment; and the balance to the goodwill on the transaction. The estimated goodwill, which is tax deductible, reflects the increased synergies and market penetration expected from combining the operations of the three television stations with those of the Company.

Credible Acquisition

In October 2019, the Company acquired 67% of the equity in Credible Labs Inc. (“Credible”), a U.S. consumer finance marketplace, for approximately A$390 million (approximately $260 million) in cash (the “Credible Acquisition”), net of cash acquired. The remaining 33% of Credible not owned by the Company has been recorded at fair value on the acquisition date based on the Company’s valuation of Credible’s business using a market approach (a Level 3 measurement as defined in Note 4—Fair Value). The consideration transferred of approximately $260 million has been preliminarily allocated, based on a provisional valuation of 100% of Credible, as follows: approximately $70 million to intangible assets with useful lives ranging from five to 10 years; approximately $285 million representing goodwill on the transaction; approximately $(110) million to redeemable noncontrolling interests and the remainder to other net assets. The estimated goodwill, which is not tax deductible, reflects the increased market penetration and synergies expected from combining the operations of Credible and the Company.

In addition, the Company has agreed to contribute up to $75 million of capital to Credible over approximately two years following the closing of the Credible Acquisition.

Other Transactions

Roku

In March 2020, the Company sold its investment in Roku for approximately $340 million. The Company recorded losses of approximately $470 million and $210 million for the three and nine months ended March 31, 2020, respectively, related to changes in the fair value of its investment in Roku prior to disposition, which were recorded in Other, net in the Statements of Operations (See Note 14—Additional Financial Information).

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2019, Flutter Entertainment plc (“Flutter”) and The Stars Group announced that they had reached agreement on the terms of a recommended all-share combination to create a global leader in sports betting and gaming (the “Combination”) and, in early May 2020, the Combination was completed. As part of the agreement, FOX Sports received the right to acquire an approximately 18.5% equity interest in FanDuel Group, a majority-owned subsidiary of Flutter, at its market value in 2021 (structured as a 10-year option from 2021, subject to a carrying value adjustment).

Caffeine and Caffeine Studios

In fiscal 2019, the Company invested, in the aggregate, approximately $100 million in cash for a minority equity interest in Caffeine, Inc. (“Caffeine”), a social broadcasting platform for gaming, entertainment and other creative content, and Caffeine Studio, LLC (“Caffeine Studios”), a newly formed venture that is jointly owned by the Company and Caffeine. The Company accounts for the investments in Caffeine using the measurement alternative in accordance with ASC 321 and Caffeine Studios using the equity method.

NOTE 3. INVENTORIES, NET

The Company’s inventories were comprised of the following:

	As of March 31, 2020	As of June 30, 2019
	(in millions)
Sports programming rights	$745	$954
Entertainment programming rights	465	380
Total inventories, net	1,210	1,334
Less: current portion of inventories, net	(971)	(1,129)
Total non-current inventories, net	$239	$205

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

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of March 31, 2020
	Total	Level 1	Level 2		Level 3
	(in millions)
Assets
Investments in equity securities	$256	$-	$256	(a)	$-
Liabilities
Other	(6)	-	-		(6)	(b)
Redeemable noncontrolling interests	(258)	-	-		(258)	(b)
Total	$(8)	$-	$256		$(264)

	Fair value measurements
	As of June 30, 2019
	Total	Level 1		Level 2		Level 3
	(in millions)
Assets
Investments in equity securities	$761	$545	(c)	$216	(a)	$-
Redeemable noncontrolling interests	(189)	-		-		(189)	(b)
Total	$572	$545		$216		$(189)

(a)

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

(c)

The investment categorized as Level 1 represents an investment in equity securities of Roku with a readily determinable fair value, which was sold in March 2020 (See Note 2—Acquisitions, Disposals and Other Transactions under the heading “Roku” for further discussion).

Redeemable Noncontrolling Interests

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity,” because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded at fair value are put rights held by minority shareholders in a majority-owned sports network and Credible.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020		2019
	(in millions)
Beginning of period	$(216)	$(106)	$(189)		$(275)
Acquisitions(a)	-	-	(109)		-
Net income	(4)	(6)	(16)		(27)
Distributions	6	6	19		25
Accretion and other	(44)	(30)	37	(b)	141	(b)
End of period	$(258)	$(136)	$(258)		$(136)

(a)	See Note 2—Acquisitions, Disposals and Other Transactions under the heading “Credible Acquisition.”
(b)

As a result of the expiration of a portion of the put rights held by the sports network minority shareholder during the nine months ended March 31, 2020 and 2019, approximately $120 million and $200 million, respectively, was reclassified into equity.

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

	As of March 31, 2020	As of June 30, 2019
	(in millions)
Borrowings
Fair value	$7,568	$7,643
Carrying value	$6,754	$6,751

Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market (a Level 1 measurement).

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

Generally, the Company does not require collateral to secure receivables. As of March 31, 2020 and June 30, 2019, the Company had no individual customers that accounted for 10% or more of the Company’s receivables.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS, NET

The changes in the carrying values of the Company’s intangible assets and related accumulated amortization were as follows:

	Intangible assets not subject to amortization
	FCC licenses	Other	Total	Amortizable intangible assets, net(a)	Total intangible assets, net
	(in millions)
Balance, June 30, 2019	$2,167	$642	$2,809	$42	$2,851
Acquisitions(b)	113	-	113	171	284
Disposals(b)	(30)	-	(30)	-	(30)
Amortization	-	-	-	(21)	(21)
Balance, March 31, 2020	$2,250	$642	$2,892	$192	$3,084

(a)

Net of accumulated amortization of $150 million and $129 million as of March 31, 2020 and June 30, 2019, respectively. The average useful life of amortizable intangible assets ranges from five to 20 years.

(b)	See Note 2—Acquisitions, Disposals and Other Transactions under the heading “Acquisitions and Disposals.”

The changes in the carrying value of goodwill, by segment, are as follows:

	Cable Network Programming	Television	Other, Corporate and Eliminations	Total Goodwill
	(in millions)
Balance, June 30, 2019	$987	$1,704	$-	$2,691
Acquisitions(a)	45	142	222	409
Disposals(a)	-	(11)	-	(11)
Balance, March 31, 2020	$1,032	$1,835	$222	$3,089

(a)	See Note 2—Acquisitions, Disposals and Other Transactions under the heading “Acquisitions and Disposals.”

NOTE 6. BORROWINGS

Senior Notes Issued

In April 2020, the Company issued $600 million of 3.05% senior notes due 2025 and $600 million of 3.50% senior notes due 2030.

In January 2019, the Company issued $6.8 billion of senior notes (See Note 9—Borrowings in the 2019 Form 10-K under the heading “Senior Notes Issued Under the January 2019 Indenture”).

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Revolving Credit Agreement

The Company is party to a credit agreement providing a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of March 2024 (See Note 9—Borrowings in the 2019 Form 10-K under the heading “Revolving Credit Agreement”). In April 2020, the Company entered into an amendment to the credit agreement, which, among other things, deducts cash in excess of $500 million from indebtedness for purposes of calculating the operating income leverage ratio under the agreement. As of March 31, 2020, there were no borrowings outstanding under the revolving credit agreement.

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

The following amounts were recorded in the Company’s Balance Sheet relating to its operating leases and other supplemental information:

As of March 31, 2020
(in millions)
ROU assets	$531
Lease liabilities
Current lease liabilities	$134
Non-current lease liabilities	431
Total lease liabilities	$565
Other supplemental information
Weighted average remaining lease term	7 years
Weighted average discount rate	3%

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Company’s lease costs and supplemental cash flows information for leases:

	For the three months ended March 31, 2020	For the nine months ended March 31, 2020
	(in millions)
Lease costs
Total lease costs(a)	$34	$95
Supplemental cash flows information
Operating cash flows from operating leases	$43	$124
ROU assets obtained in exchange for operating lease liabilities(b)	$33	$45

(a)

Total lease costs of $34 million and $95 million for the three and nine months ended March 31, 2020, respectively, are net of sublease income of approximately $15 million and $40 million, respectively.

(b)	Primarily related to leases obtained through the Company’s acquisitions (See Note 2—Acquisitions, Disposals and Other Transactions under the heading “Acquisitions and Disposals”).

The following table presents the lease payments relating to the Company’s operating leases:

As of March 31, 2020
(in millions)
Fiscal Year
2020	$41
2021	132
2022	93
2023	91
2024	87
Thereafter	207
Total lease payments(a)	651
Less: imputed interest	(86)
Present value of operating lease liabilities	$565

(a)

In addition to the total lease payments presented above, the Company has a lease for an office facility with total lease payments of approximately $55 million that has not yet commenced as of March 31, 2020.

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

The Company recorded total lease income of approximately $15 million and $40 million for the three and nine months ended March 31, 2020, respectively, which is included in Revenues in the Statements of Operations. The Company recognizes lease payments for operating leases as revenue on a straight-line basis over the lease term and variable lease payments as revenue in the period incurred.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

During the nine months ended March 31, 2020, the Company repurchased approximately two million and five million shares of Class A Common Stock and Class B Common Stock, respectively, for $72 million and $178 million, respectively, in the open market.

In total, the Company repurchased approximately 17 million shares of Common Stock for $600 million during the nine months ended March 31, 2020.

Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.

As of March 31, 2020, the Company’s remaining stock repurchase authorization was approximately $1.4 billion.

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

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Dividends

The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019
Cash dividend per share	$0.23	$-	$0.46	$-

The Company declared a semi-annual dividend of $0.23 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended March 31, 2020, which was paid in April 2020 to stockholders of record on March 4, 2020.

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

During the nine months ended March 31, 2020, approximately 1.4 million PSUs were granted, which have a three-year performance measurement period beginning in July 2019. The awards are subject to the achievement of three pre-established objective performance measures determined by the Compensation Committee of the Board (the “Compensation Committee”). The awards issued will be settled in shares of Class A Common Stock upon vesting and are subject to the participants’ continued employment with the Company. Any person who holds PSUs shall have no ownership interest in the shares of Class A Common Stock to which such PSUs relate until and unless shares of Class A Common Stock are delivered to the holder. All shares of Class A Common Stock awards that are cancelled or forfeited become available for future grants. Certain of these awards have a graded vesting provision and the expense recognition is accelerated.

Restricted Stock Units

During the nine months ended March 31, 2020, approximately 1.1 million RSUs were granted, which vest in equal annual installments over a three-year period subject to the participants’ continued employment with the Company.

In March 2019, in connection with the Distribution, the Compensation Committee granted approximately 2.4 million RSUs under the SAP, which will primarily vest in two tranches. Approximately 50% of the RSUs will vest on June 15, 2020 and the remaining RSUs will vest on June 15, 2021, in each case, subject to a service requirement through the vesting dates.

Stock Options

During the nine months ended March 31, 2020, approximately 3.8 million stock options were granted, which generally have a term of seven years and vest in equal annual installments over a three-year period subject to the participants’ continued employment with the Company.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In March 2019, in connection with the Distribution, the Compensation Committee granted approximately 3.1 million stock options under the SAP. The stock options will vest 50% on June 15, 2020 and 50% on June 15, 2021, in each case, subject to a service requirement through the vesting dates.

As of March 31, 2020, the Company had approximately 7 million stock options outstanding. For the three and nine months ended March 31, 2020, the computation of diluted earnings per share did not include most of the stock options outstanding during these periods, because their inclusion would have been antidilutive.

The following table summarizes the Company’s equity-based compensation:

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019
	(in millions)
Equity-based compensation(a)	$41	$38	$115	$71
Intrinsic value of all settled equity-based awards	$2	$130	$8	$240

(a)

Prior to the Distribution, equity-based compensation included allocated expense for both executive directors and corporate executives of 21CF, allocated using a proportional allocation driver, which management deemed to be reasonable.

The Company’s stock based awards are settled in Class A Common Stock. As of March 31, 2020, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $165 million and is expected to be recognized over a weighted average period between one and two years.

NOTE 10. RELATED PARTY TRANSACTIONS AND TWENTY-FIRST CENTURY FOX, INC. INVESTMENT

Related Party Transactions

In the ordinary course of business, the Company enters into transactions with related parties, which prior to the Distribution included subsidiaries and equity affiliates of 21CF.

The following table sets forth the net revenue from related parties included in the Statements of Operations for the three and nine months ended March 31, 2019:

	For the three months ended March 31, 2019	For the nine months ended March 31, 2019
	(in millions)
Related party revenue	$111	$289
Related party expense	(33)	(67)
Related party revenue, net of expense	$78	$222

For the three and nine months ended March 31, 2020, the related party revenue and expense were not material.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Corporate Allocations and Twenty-First Century Fox, Inc. Investment

Prior to the Distribution, 21CF provided services to and funded certain expenses for the Company such as: global real estate and occupancy costs and employee benefits (“Direct Corporate Expenses”). In addition, the Company’s Financial Statements include, for the periods prior to March 19, 2019, general corporate expenses of 21CF which were not historically allocated to the Company for certain support functions that were provided on a centralized basis within 21CF prior to the Distribution and not recorded at the business unit level, such as certain expenses related to finance, legal, insurance, information technology, compliance and human resources management activities, among others (“General Corporate Expenses”). For purposes of the Financial Statements for the three and nine months ended March 31, 2019, the General Corporate Expenses were allocated to the Company. The General Corporate Expenses were included in the Statements of Operations in Selling, general and administrative expenses and Other, net, as appropriate. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, headcount or other relevant measures of the Company. Management believes the assumptions underlying the Financial Statements, including the assumptions regarding allocating General Corporate Expenses from 21CF are reasonable. Nevertheless, the Financial Statements may not include all of the actual expenses that would have been incurred by FOX and may not reflect the Company’s consolidated results of operations and cash flows had it been a standalone company prior to the Distribution. Actual costs that would have been incurred if the Company had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. For the purposes of the Statements of Operations, the Company recorded approximately $100 million and $270 million of General Corporate Expenses within Selling, general and administrative expenses for the three and nine months ended March 31, 2019, respectively, and the remaining balance of the Corporate allocations presented in the table below within Other, net for the three and nine months ended March 31, 2019.

Intercompany transactions with 21CF or its affiliates and the Company are reflected in the historical Financial Statements for the period prior to the Distribution. All significant intercompany balances between 21CF and the Company for the period prior to the Distribution have been reflected in the Statement of Cash Flows as a financing activity.

The following table summarizes the components of the net decrease in the Twenty-First Century Fox, Inc. investment for the three and nine months ended March 31, 2019:

	For the three months ended March 31, 2019	For the nine months ended March 31, 2019
	(in millions)
Cash pooling, general financing activities and other(a)	$(1,523)	$(1,537)
Corporate allocations	111	291
Net dividend paid to Twenty-First Century Fox, Inc.	(6,500)	(6,500)
Taxes payable(b)	593	593
Deferred taxes on step-up(c)	5,515	5,515
Other deferred taxes(c)	(481)	(481)
Net decrease in Twenty-First Century Fox, Inc. investment	$(2,285)	$(2,119)

(a)

The nature of activities included in the line item ‘Cash pooling, general financing activities and other’ includes financing activities, capital transfers, cash sweeps, other treasury services and Direct Corporate Expenses.

(b)

For purposes of the Company’s financial statements for the periods prior to the Distribution, the income tax expense in the Statements of Operations has been calculated as if FOX filed a separate tax return and was operating as a standalone business. This amount represents the difference between the separate tax return methodology and the actual tax liabilities attributed to the Company, in accordance with applicable tax law, as of the date of the Distribution.

(c)

As a result of the Separation and the Distribution, FOX obtained an additional tax basis in its assets equal to their respective fair market values. These amounts represent the additional estimated deferred tax asset recorded as a result of the increased tax basis (See Note 1—Description of Business and Basis of Presentation in the 2019 Form 10-K under the heading “Basis of Presentation”) and other deferred tax adjustments recorded as of the date of the Distribution.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of March 31, 2020 and June 30, 2019 were approximately $37 billion and $41 billion, respectively. The decrease from June 30, 2019 was primarily due to sports programming rights payments.

Contingencies

Profits Participants Litigation

In November 2015, Wark Entertainment, Inc., Temperance Brennan, L.P., Snooker Doodle Productions, Inc., and Bertha Blue, Inc. filed lawsuits against 21CF, Fox Entertainment Group, Twentieth Century Fox Film Corporation, Twentieth Century Fox Television (“TCFTV”), and Fox Broadcasting Corporation in the Superior Court of Los Angeles. The plaintiffs were profits participants in the Bones television series and alleged that TCFTV, which produced the show, breached its contracts with the plaintiffs and committed fraud concerning certain of those contracts, and that 21CF, Fox Entertainment Group, and Fox Broadcasting Corporation induced TCFTV’s breach of contract and intentionally interfered with the plaintiffs’ contracts with TCFTV. During the quarter ended September 30, 2019, the parties amicably resolved the lawsuits, and the Company contributed $34 million pursuant to a settlement agreement with the plaintiffs and Disney as successor to 21CF, Fox Entertainment Group, Twentieth Century Fox Film Corporation, and TCFTV. During the quarter ended March 31, 2020, Disney reached an amicable settlement with an additional profits participant who came forward. The Company’s portion of this settlement is approximately $20 million.

Profits participation litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases that could involve a FOX subsidiary. As of March 31, 2020, the Company does not believe that it has incurred a probable material loss for any other activities.

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

U.K. Newspaper Matters Indemnity

In connection with the separation of 21CF and News Corporation in June 2013, 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the Separation Agreement, certain costs and liabilities related to the U.K. Newspaper Matters Indemnity were assumed by the Company. The liability recorded in the Balance Sheets related to the indemnity was approximately $65 million and $50 million as of March 31, 2020 and June 30, 2019, respectively.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. Pension plans and postretirement benefit plans are closed to new participants with the exception of a small group covered by collective bargaining agreements. The net periodic benefit cost was $14 million and $13 million for the three months ended March 31, 2020 and 2019, respectively, and $41 million and $40 million for the nine months ended March 31, 2020 and 2019, respectively.

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

•

Television, which principally consists of the acquisition, marketing and distribution of broadcast network programming nationally under the FOX brand and the operation of 29 full power broadcast television stations, including 11 duopolies, in the U.S. Of these stations, 18 are affiliated with the FOX Network, 10 are affiliated with MyNetworkTV and one is an independent station.

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

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables set forth the Company’s Revenues and Segment EBITDA for the three and nine months ended March 31, 2020 and 2019:

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019
	(in millions)
Revenues
Cable Network Programming	$1,467	$1,383	$4,221	$4,082
Television	1,926	1,370	5,548	4,796
Other, Corporate and Eliminations	47	(1)	116	(2)
Total revenues	$3,440	$2,752	$9,885	$8,876
Segment EBITDA
Cable Network Programming	$792	$741	$2,032	$1,893
Television	224	99	261	256
Other, Corporate and Eliminations	(96)	(74)	(256)	(177)
Amortization of cable distribution investments	(5)	(10)	(19)	(29)
Depreciation and amortization	(57)	(58)	(164)	(152)
Impairment and restructuring charges	-	(14)	(9)	(14)
Interest expense	(89)	(81)	(269)	(112)
Interest income	8	19	33	19
Other, net	(632)	84	(345)	(116)
Income before income tax expense	145	706	1,264	1,568
Income tax expense	(55)	(167)	(347)	(390)
Net income	90	539	917	1,178
Less: Net income attributable to noncontrolling interests	(12)	(10)	(40)	(37)
Net income attributable to Fox Corporation stockholders	$78	$529	$877	$1,141

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Revenues by Segment by Component

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019
	(in millions)
Cable Network Programming
Affiliate fee	$1,006	$968	$2,902	$2,845
Advertising	304	276	895	893
Other	157	139	424	344
Total Cable Network Programming revenues	1,467	1,383	4,221	4,082
Television
Advertising	1,266	812	3,726	3,245
Affiliate fee	553	452	1,487	1,257
Other	107	106	335	294
Total Television revenues	1,926	1,370	5,548	4,796
Other, Corporate and Eliminations	47	(1)	116	(2)
Total revenues	$3,440	$2,752	$9,885	$8,876

Future Performance Obligations

As of March 31, 2020, approximately $5.3 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to affiliate contracts and content licensing contracts with fixed fees. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019
	(in millions)
Depreciation and amortization
Cable Network Programming	$15	$12	$44	$35
Television	17	28	46	80
Other, Corporate and Eliminations	25	18	74	37
Total depreciation and amortization	$57	$58	$164	$152

	As of March 31, 2020	As of June 30, 2019
	(in millions)
Assets
Cable Network Programming	$2,714	$2,584
Television	7,226	6,598
Other, Corporate and Eliminations	9,950	9,462
Investments	347	865
Total assets	$20,237	$19,509

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2020	As of June 30, 2019
	(in millions)
Goodwill and intangible assets, net
Cable Network Programming	$1,288	$1,246
Television	4,193	3,891
Other, Corporate and Eliminations	692	405
Total goodwill and intangible assets, net	$6,173	$5,542

NOTE 14. ADDITIONAL FINANCIAL INFORMATION

Other, net

The following table sets forth the components of Other, net included in the Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019
	(in millions)
Net (losses) gains on investments in equity securities(a)	$(567)	$211	$(185)	$132
Transaction costs(b)	(29)	(106)	(72)	(184)
U.K. Newspaper Matters Indemnity(c)	(18)	(15)	(62)	(45)
Other	(18)	(6)	(26)	(19)
Total other, net	$(632)	$84	$(345)	$(116)

(a)

Net (losses) gains on investments in equity securities for the three and nine months ended March 31, 2020 included the losses related to changes in fair value of the Company’s investment in Roku which was sold in March 2020 (See Note 2—Acquisitions, Disposals and Other Transactions under the heading “Roku”).

(b)

The transaction costs for the three and nine months ended March 31, 2020 and 2019 are primarily related to the Separation and the Distribution and include retention related costs and for the three and nine months ended March 31, 2020 also include costs associated with the profits participants litigation (See Note 11—Commitments and Contingencies under the heading “Profits Participants Litigation”). The transaction costs for the nine months ended March 31, 2020 were offset by an adjustment to the receivables from Disney pursuant to the Separation and Distribution Agreement.

(c)	See Note 11—Commitments and Contingencies under the heading “U.K. Newspaper Matters Indemnity.”

Other Non-Current Assets

The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of March 31, 2020	As of June 30, 2019
	(in millions)
Operating lease ROU assets	$531	$-
Investments(a)	347	865
Inventories, net	239	205
Other(b)	431	455
Total other non-current assets	$1,548	$1,525

(a)	Includes investments accounted for at fair value on a recurring basis of $256 million and $761 million as of March 31, 2020 and June 30, 2019, respectively (See Note 4—Fair Value).
(b)

Includes $223 million and $249 million of assets in the Grantor Trust (as defined in Note 14—Pension and Other Postretirement Benefits in the 2019 Form 10-K) as of March 31, 2020 and June 30, 2019, respectively.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Payable, Accrued Expenses and Other Current Liabilities

The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of March 31, 2020	As of June 30, 2019
	(in millions)
Accrued expenses	$764	$835
Program rights payable	533	514
Deferred revenue	149	169
Operating lease liabilities	134	-
Other current liabilities	200	194
Total accounts payable, accrued expenses and other current liabilities	$1,780	$1,712

Other Liabilities

The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of March 31, 2020	As of June 30, 2019
	(in millions)
Accrued non-current pension/postretirement liabilities	$550	$543
Non-current operating lease liabilities	431	-
Other non-current liabilities	331	356
Total other liabilities	$1,312	$899

Supplemental Information

	For the nine months ended March 31,
	2020	2019
	(in millions)
Supplemental cash flows information
Cash paid for interest	$(355)	$(39)
Cash paid for income taxes	$(75)	$-

Supplemental information on acquisitions
Fair value of assets acquired, excluding cash	$773	$-
Cash acquired	15	-
Liabilities assumed	(53)	-
Noncontrolling interests	(109)	-
Cash paid	(626)	-
Fair value of equity instruments consideration	$-	$-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Readers should carefully review this document and the other documents filed by Fox Corporation with the Securities and Exchange Commission (the “SEC”). This section should be read together with the unaudited interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended June 30, 2019 as filed with the SEC on August 9, 2019 (the “2019 Form 10-K”).

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

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three and nine months ended March 31, 2020 and 2019 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2020 and 2019. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2020 and 2019, as well as a discussion of the Company’s outstanding debt and commitments that existed as of March 31, 2020. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

•

Caution Concerning Forward-Looking Statements—This section provides a description of the use of forward-looking information appearing in this Quarterly Report on Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such information is based on management’s current expectations about future events which are subject to change and to inherent risks and uncertainties. Refer to Part I., Item 1A, “Risk Factors” in the 2019 Form 10-K and Part II. and to Item 1A. “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, as filed with the SEC on November 6, 2019 (the “Q1 2020 Form 10-Q”) and this Quarterly Report on Form 10-Q for a discussion of the risk factors applicable to the Company.

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

•

Television, which principally consists of the acquisition, marketing and distribution of broadcast network programming nationally under the FOX brand and the operation of 29 full power broadcast television stations, including 11 duopolies, in the U.S. Of these stations, 18 are affiliated with the FOX Network, 10 are affiliated with MyNetworkTV and one is an independent station.

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

Other Business Developments

The impact of coronavirus disease 2019 (“COVID-19”) and measures to prevent its spread are affecting the macroeconomic environment, as well as the business of the Company, in a number of ways. For example, while the Company’s national news ratings remain strong, sporting events for which the Company has broadcast rights have been cancelled or postponed, the production of certain entertainment content the Company acquires has been suspended and demand in local advertising markets has declined. The magnitude of the impacts will depend on the duration and extent of COVID-19 and the effect of governmental actions, consumer behavior and actions taken by the Company’s business partners in response to the pandemic and such governmental actions. The evolving and uncertain nature of this situation makes it challenging for the Company to estimate the future performance of its businesses, particularly over the near to medium term, including the supply and demand for its services, its cash flows and its current and future advertising revenue. However, the impact of COVID-19 could have a material adverse effect on the Company’s business, financial condition or results of operations over the near to medium term. If current trends in advertising demand continue for the entire fourth quarter of fiscal 2020 at FOX Television Stations, FOX News Media and FOX Entertainment, the Company would expect advertising revenue to decrease approximately $200 million to $240 million or 25% to 30%, as compared to the corresponding period of fiscal 2019, which includes a reduction in advertising revenue of approximately 50% at FOX Television Stations. These estimated impacts to fourth quarter advertising revenue exclude the impact of advertising revenue related to sporting events due to the uncertainty around the scheduling of such events. Partially offsetting these decreases in revenues may be the benefit of lower programming and production expenses due to originally scheduled content not airing on our networks. A significant decline in estimated advertising revenue or the expected popularity of the Company’s programming could lead to a downward revision in the fair value of, among other things, the Company’s reporting units, indefinite-lived intangible assets and long-lived assets and result in an impairment and a non-cash charge that is material to the Company’s reported net earnings. An impairment did not exist as of March 31, 2020. The Company will perform its annual impairment review during the fourth quarter of fiscal 2020. In addition, the recoverability of national sports contracts is based on the Company’s best estimates at March 31, 2020 of attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline materially from estimates applied at March 31, 2020, amortization of rights may be accelerated.

In April 2020, the Company acquired Tubi, Inc. (“Tubi”), a leading free ad-supported streaming service, for approximately $445 million in net cash consideration at closing (the “Tubi Acquisition”). Potential additional consideration in the form of deferred consideration and unvested options totaling approximately $45 million may be due over a three-year period following the closing of the transaction. The Company financed the Tubi Acquisition principally with the net proceeds from the sale of its investment in Roku, Inc. (“Roku”), which was sold for approximately $340 million in March 2020 (See Note 2—Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of FOX under the heading “Roku” for further discussion).

In March 2020, the Company acquired three television stations (FOX-affiliate KCPQ and MyNetworkTV-affiliate KZJO located in Seattle, Washington and FOX-affiliate WITI located in Milwaukee, Wisconsin) for approximately $350 million in cash from Nexstar Media Group, Inc. (“Nexstar”). As part of this transaction, the Company sold Nexstar two television stations (FOX-affiliate WJZY and MyNetworkTV-affiliate WMYT located in Charlotte, North Carolina) for approximately $45 million in cash (See Note 2—Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of FOX under the heading “Television Stations Acquisition and Divestiture” for further discussion).

On November 6, 2019, the Company announced that its Board of Directors had authorized a stock repurchase program providing for the repurchase of $2 billion of the Company’s Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time. The Company also announced that it had entered into an accelerated share repurchase agreement to repurchase $350 million of Class A Common Stock and announced its intention to promptly repurchase $150 million of Class B Common Stock. At the same time, the Company announced that it had entered into a stockholders agreement with the Murdoch Family Trust (See Note 8—Stockholders’ Equity to the accompanying Unaudited Consolidated Financial Statements of FOX under the headings “Stock Repurchase Program” and “Stockholders Agreement” for further discussion).

In October 2019, the Company acquired 67% of the equity in Credible for approximately A$390 million (approximately $260 million) in cash (the “Credible Acquisition”), net of cash acquired. In addition, the Company has agreed to contribute up to $75 million of capital to Credible over approximately two years following the closing of the Credible Acquisition (See Note 2—Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of FOX under the heading “Credible Acquisition” for further discussion).

In October 2019, Flutter Entertainment plc (“Flutter”) and The Stars Group Inc. announced that they had reached agreement on the terms of a recommended all-share combination to create a global leader in sports betting and gaming (the “Combination”) and, in early May 2020, the Combination was completed. As part of the agreement, FOX Sports received the right to acquire an approximately 18.5% equity interest in FanDuel Group, a majority-owned subsidiary of Flutter, at its market value in 2021 (structured as a 10-year option from 2021, subject to a carrying value adjustment).

The United States Court of Appeals for the Third Circuit issued its decision in Prometheus Radio Project v. FCC in the Fall of 2019, which reinstated the Federal Communications Commission’s (“FCC”) newspaper/broadcast cross-ownership rule prohibiting common ownership of broadcast stations and daily newspapers in the same designated market area (“DMA”). The FCC implemented the reinstatement on December 20, 2019. The Company owns two television stations in the New York DMA and an attributable interest in The New York Post due to the Murdoch Family Trust’s ownership interests in both the Company and News Corporation. The FCC filed a petition for review with the U.S. Supreme Court in April 2020, and the Company also filed a petition for review with other intervenors. For more information, see “Part I. Item 1. Business - Government Regulation” in the 2019 Form 10-K.

RESULTS OF OPERATIONS

Results of Operations—For the three and nine months ended March 31, 2020 versus the three and nine months ended March 31, 2019

The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2020, as compared to the three and nine months ended March 31, 2019:

	For the three months ended March 31,				For the nine months ended March 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in millions, except %)
Revenues
Affiliate fee	$1,559	$1,420	$139	10%	$4,389	$4,102	$287	7%
Advertising	1,570	1,088	482	44%	4,621	4,138	483	12%
Other	311	244	67	27%	875	636	239	38%
Total revenues	3,440	2,752	688	25%	9,885	8,876	1,009	11%
Operating expenses	(2,061)	(1,660)	(401)	24%	(6,620)	(5,969)	(651)	11%
Selling, general and administrative	(464)	(336)	(128)	38%	(1,247)	(964)	(283)	29%
Depreciation and amortization	(57)	(58)	1	(2)%	(164)	(152)	(12)	8%
Impairment and restructuring charges	-	(14)	14	(100)%	(9)	(14)	5	(36)%
Interest expense	(89)	(81)	(8)	10%	(269)	(112)	(157)	**
Interest income	8	19	(11)	(58)%	33	19	14	74%
Other, net	(632)	84	(716)	**	(345)	(116)	(229)	**
Income before income tax expense	145	706	(561)	(79)%	1,264	1,568	(304)	(19)%
Income tax expense	(55)	(167)	112	(67)%	(347)	(390)	43	(11)%
Net income	90	539	(449)	(83)%	917	1,178	(261)	(22)%
Less: Net income attributable to noncontrolling interests	(12)	(10)	(2)	20%	(40)	(37)	(3)	8%
Net income attributable to Fox Corporation stockholders	$78	$529	$(451)	(85)%	$877	$1,141	$(264)	(23)%

**	not meaningful

Overview—The Company’s revenues increased 25% and 11% for the three and nine months ended March 31, 2020, respectively, as compared to the corresponding periods of fiscal 2019. The increase in affiliate fee revenue was primarily due to higher average rates per subscriber and higher fees received from television stations that are affiliated with the FOX Network, partially offset by the impact of a lower average number of subscribers. The increase in advertising revenue was primarily due to the broadcast of the National Football League’s (“NFL”) Super Bowl LIV and higher digital advertising revenue, partially offset by the broadcast of one less NFL Divisional playoff game, a decline in the local advertising market in March 2020 and fewer broadcasts of sporting events as a result of COVID-19 and, for the nine months ended March 31, 2020, lower political advertising revenue at the FOX Television Stations due to the U.S. midterm elections in November 2018. The increase in other revenues was primarily due to revenues generated from the operation of the FOX Studios lot for third parties and the impact of the consolidation of Bento Box Entertainment, LLC (“Bento Box”) and Credible in fiscal 2020.

Operating expenses increased 24% and 11% for the three and nine months ended March 31, 2020, respectively, as compared to the corresponding periods of fiscal 2019, primarily due to higher sports programming rights amortization and production costs, including Super Bowl LIV costs and contractual rate increases, the impact of the consolidation of Bento Box and Credible and higher broadcast costs related to operating as a standalone public company. Partially offsetting the increase in operating expenses was one less NFL Divisional playoff game and the broadcast of fewer sporting events as a result of COVID-19, including the postponement of National Association of Stock Car Auto Racing (“NASCAR”) races.

Selling, general and administrative expenses increased 38% and 29% for the three and nine months ended March 31, 2020, respectively, as compared to the corresponding periods of fiscal 2019, primarily due to higher costs in fiscal 2020 related to operating as a standalone public company as compared to allocated costs in fiscal 2019 (See Note 1—Description of Business and Basis of Presentation to the accompanying Unaudited Consolidated Financial Statements of FOX under the heading “Basis of Presentation” for additional information). In addition, the three and nine months ended March 31, 2020 include equity-based compensation costs of approximately $10 million and $40 million, respectively, related to the grant of restricted stock units and stock options, in connection with the Distribution, under the Fox Corporation 2019 Shareholder Alignment Plan (See Note 11—Equity-Based Compensation in the 2019 Form 10-K for additional information).

Interest expense—Interest expense increased $8 million and $157 million for the three and nine months ended March 31, 2020, respectively, as compared to the corresponding periods of fiscal 2019, primarily due to the issuance of $6.8 billion of senior notes in January 2019 (See Note 9—Borrowings in the 2019 Form 10-K under the heading “Senior Notes Issued Under the January 2019 Indenture” for additional information).

Other, net—See Note 14—Additional Financial Information to the accompanying Unaudited Consolidated Financial Statements of FOX under the heading “Other, net.”

Income tax expense—The Company’s tax provision and related effective tax rate of 38% and 27% for the three and nine months ended March 31, 2020, respectively, were higher than the statutory rate of 21% primarily due to state taxes, a valuation allowance recorded against net capital losses and other permanent items.

The Company’s tax provision and related effective tax rate of 24% and 25% for the three and nine months ended March 31, 2019, respectively, were higher than the statutory rate of 21% primarily due to state taxes and other permanent items.

Net income—Net income decreased $449 million and $261 million for the three and nine months ended March 31, 2020, respectively, as compared to the corresponding periods of fiscal 2019, primarily due to losses related to changes in fair value of the Company’s investment in Roku, which was sold in March 2020, as compared to unrealized gains in fiscal 2019 (See Note 14—Additional Financial Information to the accompanying Unaudited Consolidated Financial Statements of FOX under the heading “Other, net”) and higher costs in fiscal 2020 related to operating as a standalone public company. Partially offsetting the decrease in net income was higher Segment EBITDA at the Cable Network Programming and Television segments, which were impacted by costs related to operating as a standalone public company, and lower income tax expense.

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

The following tables set forth the Company’s Revenues and Segment EBITDA for the three and nine months ended March 31, 2020, as compared to the three and nine months ended March 31, 2019:

	For the three months ended March 31,				For the nine months ended March 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in millions, except %)
Revenues
Cable Network Programming	$1,467	$1,383	$84	6%	$4,221	$4,082	$139	3%
Television	1,926	1,370	556	41%	5,548	4,796	752	16%
Other, Corporate and Eliminations	47	(1)	48	**	116	(2)	118	**
Total revenues	$3,440	$2,752	$688	25%	$9,885	$8,876	$1,009	11%

**	not meaningful

	For the three months ended March 31,				For the nine months ended March 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in millions, except %)
Segment EBITDA
Cable Network Programming	$792	$741	$51	7%	$2,032	$1,893	$139	7%
Television	224	99	125	**	261	256	5	2%
Other, Corporate and Eliminations	(96)	(74)	(22)	30%	(256)	(177)	(79)	45%
Adjusted EBITDA(a)	$920	$766	$154	20%	$2,037	$1,972	$65	3%

**	not meaningful
(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Cable Network Programming (43% and 46% of the Company’s revenues for the first nine months of fiscal 2020 and 2019, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in millions, except %)
Revenues
Affiliate fee	$1,006	$968	$38	4%	$2,902	$2,845	$57	2%
Advertising	304	276	28	10%	895	893	2	-%
Other	157	139	18	13%	424	344	80	23%
Total revenues	1,467	1,383	84	6%	4,221	4,082	139	3%
Operating expenses	(554)	(547)	(7)	1%	(1,866)	(1,896)	30	(2)%
Selling, general and administrative	(126)	(105)	(21)	20%	(342)	(322)	(20)	6%
Amortization of cable distribution investments	5	10	(5)	(50)%	19	29	(10)	(34)%
Segment EBITDA	$792	$741	$51	7%	$2,032	$1,893	$139	7%

Revenues at the Cable Network Programming segment increased 6% and 3% for the three and nine months ended March 31, 2020, respectively, as compared to the corresponding periods of fiscal 2019. The increase in affiliate fee revenue was primarily attributable to higher average rates per subscriber, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, partially offset by the impact of a lower average number of subscribers. The decrease in the average number of subscribers was due to a reduction in subscribers to traditional MVPDs, partially offset by an increase in digital MVPD subscribers. The increase in advertising revenue was primarily due to higher ratings and digital advertising revenue at FOX News Media, partially offset by the effect of higher preemptions associated with breaking news coverage and the broadcast of fewer sporting events and studio shows as a result of COVID-19. The increase in other revenues was primarily attributable to higher sports sublicensing revenue and, for the nine months ended March 31, 2020, higher revenues generated from Premier Boxing Champions (“PBC”) pay-per-view events.

Cable Network Programming Segment EBITDA increased 7% for the three and nine months ended March 31, 2020, as compared to the corresponding periods of fiscal 2019, primarily due to the revenue increases noted above, partially offset by, for the three months ended March 31, 2020, higher expenses. Operating expenses increased for the three months ended March 31, 2020 primarily due to higher production costs relating to on-location studio shows in Miami leading up to Super Bowl LIV and, at FOX News Media, increased costs incurred in connection with FOX Nation and increased political coverage, partially offset by lower sports programming rights amortization, driven by the postponement of NASCAR races as a result of COVID-19. Operating expenses decreased for the nine months ended March 31, 2020 primarily due to lower sports programming rights amortization, driven by the absence of Ultimate Fighting Championship (“UFC”) content, partially offset by higher costs at FOX News Media, including talent costs.

Television (56% and 54% of the Company’s revenues for the first nine months of fiscal 2020 and 2019, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in millions, except %)
Revenues
Advertising	$1,266	$812	$454	56%	$3,726	$3,245	$481	15%
Affiliate fee	553	452	101	22%	1,487	1,257	230	18%
Other	107	106	1	1%	335	294	41	14%
Total revenues	1,926	1,370	556	41%	5,548	4,796	752	16%
Operating expenses	(1,486)	(1,114)	(372)	33%	(4,713)	(4,075)	(638)	16%
Selling, general and administrative	(216)	(157)	(59)	38%	(574)	(465)	(109)	23%
Segment EBITDA	$224	$99	$125	**	$261	$256	$5	2%

**	not meaningful

Revenues at the Television segment increased 41% and 16% for the three and nine months ended March 31, 2020, respectively, as compared to the corresponding periods of fiscal 2019. The increase in advertising revenue was primarily due to revenues resulting from the broadcast of Super Bowl LIV in February 2020 of approximately $500 million, including the post-game broadcast of The Masked Singer, higher pricing at the FOX Network and, for the three months ended March 31, 2020, higher political advertising revenue at the FOX Television Stations. Partially offsetting the increase in advertising revenue was lower ratings at the FOX Network, one less NFL Divisional playoff game, a decline in the local advertising market in March 2020 and fewer broadcasts of sporting events as a result of COVID-19 and, for the nine months ended March 31, 2020, lower political advertising revenue at the FOX Television Stations due to the U.S. midterm elections in November 2018. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber at the Company’s owned and operated television stations, partially offset by a lower average number of subscribers at the Company’s owned and operated television stations. The increase in other revenues was primarily due to the impact of the consolidation of Bento Box, partially offset by lower digital content licensing revenue at the FOX Network.

Television Segment EBITDA more than doubled and increased 2% for the three and nine months ended March 31, 2020, respectively, as compared to the corresponding periods of fiscal 2019, primarily due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased primarily due to the broadcast of Super Bowl LIV, the impact of the consolidation of Bento Box and higher costs related to investments in original scripted programming and co-production arrangements with third party studios, partially offset by the absence of one NFL Divisional playoff game and the absence of a write-down of approximately $55 million related to entertainment and syndicated programming rights in the third quarter of fiscal 2019. Also contributing to the increase in operating expenses for the nine months ended March 31, 2020 was contractual sports rights rate increases. Selling, general and administrative expenses increased primarily due to higher costs related to operating as a standalone public company.

Other, Corporate and Eliminations (1% of the Company’s revenues for the first nine months of fiscal 2020)

	For the three months ended March 31,				For the nine months ended March 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in millions, except %)
Revenues	$47	$(1)	$48	**	$116	$(2)	$118	**
Operating expenses	(21)	1	(22)	**	(41)	2	(43)	**
Selling, general and administrative	(122)	(74)	(48)	65%	(331)	(177)	(154)	87%
Segment EBITDA	$(96)	$(74)	$(22)	30%	$(256)	$(177)	$(79)	45%

**	not meaningful

Revenues at the Other, Corporate and Eliminations segment for the three and nine months ended March 31, 2020 included revenues generated from the operation of the FOX Studios lot for third parties and the consolidation of Credible. Operating expenses for the three and nine months ended March 31, 2020 included the consolidation of Credible and the costs of operating the FOX Studios lot for third parties. Selling, general and administrative expenses increased due to higher costs related to operating as a standalone public company, the costs of operating the FOX Studios lot for third parties and the consolidation of Credible.

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

Management believes that information about Adjusted EBITDA assists all users of the Company’s Unaudited Consolidated Financial Statements by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect Net income, thus providing insight into both operations and the other factors that affect reported results. Adjusted EBITDA provides management, investors and equity analysts a measure to analyze the operating performance of the Company’s business and its enterprise value against historical data and competitors’ data, although historical results, including Adjusted EBITDA, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

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

The following table reconciles Net income to Adjusted EBITDA for the three and nine months ended March 31, 2020, as compared to the three and nine months ended March 31, 2019:

	For the three months ended March 31,				For the nine months ended March 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in millions, except %)
Net income	$90	$539	$(449)	(83)%	$917	$1,178	$(261)	(22)%
Add
Amortization of cable distribution investments	5	10	(5)	(50)%	19	29	(10)	(34)%
Depreciation and amortization	57	58	(1)	(2)%	164	152	12	8%
Impairment and restructuring charges	-	14	(14)	(100)%	9	14	(5)	(36)%
Interest expense	89	81	8	10%	269	112	157	**
Interest income	(8)	(19)	11	(58)%	(33)	(19)	(14)	74%
Other, net	632	(84)	716	**	345	116	229	**
Income tax expense	55	167	(112)	(67)%	347	390	(43)	(11)%
Adjusted EBITDA	$920	$766	$154	20%	$2,037	$1,972	$65	3%

**	not meaningful

The following table sets forth the computation of Adjusted EBITDA for the three and nine months ended March 31, 2020, as compared to the three and nine months ended March 31, 2019:

	For the three months ended March 31,				For the nine months ended March 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
	(in millions, except %)
Revenues	$3,440	$2,752	$688	25%	$9,885	$8,876	$1,009	11%
Operating expenses	(2,061)	(1,660)	(401)	24%	(6,620)	(5,969)	(651)	11%
Selling, general and administrative	(464)	(336)	(128)	38%	(1,247)	(964)	(283)	29%
Amortization of cable distribution investments	5	10	(5)	(50)%	19	29	(10)	(34)%
Adjusted EBITDA	$920	$766	$154	20%	$2,037	$1,972	$65	3%

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds which are highly dependent upon the continuation of affiliate agreements and the state of the advertising markets, the latter of which is being negatively impacted by COVID-19 in the near term. The magnitude of the impact will depend on the duration and extent of COVID-19 and the effect of governmental actions, consumer behavior and actions taken by the Company’s business partners in response to the pandemic and such governmental actions. As part of actions the Company is taking to address COVID-19 and the resulting impact on its business, operations and employees, in April 2020, the Company implemented short-term cost reductions, including reducing executive compensation and suspending compensation increases. The Company has approximately $3.2 billion of cash and cash equivalents as of March 31, 2020 and an unused five-year $1.0 billion unsecured revolving credit facility. In addition, the Company issued $1.2 billion of senior notes in April 2020 and has access to the worldwide capital markets, subject to market conditions which could be impacted by COVID-19. See Note 6—Borrowings to the accompanying Unaudited Consolidated Financial Statements of FOX. As of March 31, 2020, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any noncompliance with such covenants.

The principal uses of cash that affect the Company’s liquidity position include the following: the acquisition of rights and related payments for entertainment and sports programming; operational expenditures including production costs; marketing and promotional expenses; expenses related to broadcasting the Company’s programming along with investing approximately $150 million to $200 million in establishing standalone technical facilities over the two years following the Distribution; employee and facility costs; capital expenditures; acquisitions; interest and dividend payments; debt repayments; and stock repurchases.

In addition to the acquisitions, sales and possible acquisitions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness. See Note 2—Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of FOX.

Sources and Uses of Cash

Net cash provided by operating activities for the nine months ended March 31, 2020 and 2019 was as follows (in millions):

For the nine months ended March 31,	2020	2019
Net cash provided by operating activities	$1,345	$1,624

The decrease in net cash provided by operating activities during the nine months ended March 31, 2020, as compared to the corresponding period of fiscal 2019, was primarily due to higher cash paid for interest as a result of the senior notes issued in January 2019 and cash paid for income taxes, partially offset by higher Cable Network Programming Segment EBITDA.

Net cash used in investing activities for the nine months ended March 31, 2020 and 2019 was as follows (in millions):

For the nine months ended March 31,	2020	2019
Net cash used in investing activities	$(397)	$(311)

The increase in net cash used in investing activities during the nine months ended March 31, 2020, as compared to the corresponding period of fiscal 2019, was primarily due to the acquisition of three television stations and the Credible Acquisition, partially offset by the cash proceeds from the sale of the Company’s investment in Roku during the nine months ended March 31, 2020 as compared to the investments in Caffeine, Inc. and Caffeine Studio, LLC (See Note 2—Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of FOX).

Net cash used in financing activities for the nine months ended March 31, 2020 and 2019 was as follows (in millions):

For the nine months ended March 31,	2020	2019
Net cash used in financing activities	$(986)	$(995)

The decrease in net cash used in financing activities during the nine months ended March 31, 2020, as compared to the corresponding period of fiscal 2019, was primarily due to repurchases of shares of the Company’s Common Stock and dividends paid to the Company’s stockholders during the nine months ended March 31, 2020 as compared to the net transfers to Twenty-First Century Fox, Inc. of $1.2 billion, the dividend of $8.5 billion paid to 21CF net of the $2 billion cash payment received from Disney, partially offset by the proceeds from the issuance of $6.8 billion of senior notes in January 2019 during the nine months ended March 31, 2019. The nature of activities included in net transfers to Twenty-First Century Fox, Inc. includes financing activities, capital transfers, cash sweeps, other treasury services and corporate expenses.

Stock Repurchase Program

See Note 8—Stockholders’ Equity to the accompanying Unaudited Consolidated Financial Statements of FOX under the heading “Stock Repurchase Program.”

Dividends

The Company declared a semi-annual dividend of $0.23 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended March 31, 2020, which was paid in April 2020 to stockholders of record on March 4, 2020.

Debt Instruments

Borrowings include senior notes (See Note 6—Borrowings to the accompanying Unaudited Consolidated Financial Statements of FOX).

Ratings of the senior notes

The following table summarizes the Company’s credit ratings as of March 31, 2020:

Rating Agency	Senior Debt	Outlook
Moody's	Baa2	Stable
Standard & Poor's	BBB	Stable

Revolving Credit Agreement

The Company has an unused five-year $1.0 billion unsecured revolving credit facility (See Note 6—Borrowings to the accompanying Unaudited Consolidated Financial Statements of FOX).

Commitments and Contingencies

See Note 11—Commitments and Contingencies to the accompanying Unaudited Consolidated Financial Statements of FOX.

Recent Accounting Pronouncements

See Note 1—Description of Business and Basis of Presentation to the accompanying Unaudited Consolidated Financial Statements of FOX under the heading “Recently Adopted and Recently Issued Accounting Guidance and the CARES Act.”

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

Although the Company’s management believes that the expectations reflected in any of the Company’s forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC. Important factors that could cause the Company’s actual results, performance and achievements to differ materially from those estimates or projections contained in the Company’s forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions and the following factors:

•	the COVID-19 pandemic, governmental actions to contain it and the related economic downturn and market volatility;
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
•

the impact of any payments the Company is required to make or liabilities it is required to assume under the Separation Agreement and the indemnification arrangements entered into in connection with the Separation and the Distribution; and

•

the other risks and uncertainties detailed in Part I., Item 1A. “Risk Factors” in the 2019 Form 10-K and in Part II., Item 1A. “Risk Factors” in the Q1 2020 Form 10-Q and this Quarterly Report on Form 10-Q.

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

There have been no material changes in the market risks reported in the 2019 Form 10-K except for the decrease in the Company’s exposure to stock price risk as a result of the sale of the Company’s investment in Roku. In April 2020, the Company issued $600 million of 3.05% senior notes due 2025 and $600 million of 3.50% senior notes due 2030.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements and amends the disclosure set forth in the section titled “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, as filed with the Securities and Exchange Commission on August 9, 2019 (the “2019 Form 10-K”), and the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, as filed with the Securities and Exchange Commission on November 6, 2019 (the “Q1 2020 Form 10-Q”).

Profits Participants Litigation

Reference is made to the lawsuits filed in the Superior Court of Los Angeles in November 2015 by Wark Entertainment, Inc., Temperance Brennan, L.P., Snooker Doodle Productions, Inc., and Bertha Blue, Inc. described on page 78 of the Form 10-K and page 32 of the Q1 2020 Form 10-Q. During the quarter ended March 31, 2020, The Walt Disney Company reached an amicable settlement with an additional profits participant who came forward. The Company’s portion of this settlement is approximately $20 million.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the section titled “Risk Factors” in the 2019 Form 10-K and the Q1 2020 Form 10-Q, except as set forth below.

The COVID-19 pandemic could materially adversely affect the Company’s business, financial condition or results of operations.

The impact of coronavirus disease 2019 (“COVID-19”) and measures to contain it are negatively affecting the macroeconomic environment and the Company’s business in a number of ways. For example, sports events for which the Company has broadcast rights have been cancelled or postponed and the production of certain entertainment content the Company acquires has been suspended, and there may be additional cancellations and postponements or production suspensions in the future. The Company’s business depends on the volume and popularity of the content it distributes, particularly sports content. Depending on the duration and severity of these content disruptions, they could materially adversely affect the Company’s advertising revenues and, over a longer period of time, its affiliate revenues. A significant decline in estimated advertising revenues or the expected popularity of the Company’s programming could also lead to a downward revision in the value of, among other things, the Company’s reporting units, indefinite-lived intangible assets and long-lived assets and result in an impairment and a non-cash charge that is material to the Company’s reported net earnings.

The COVID-19 pandemic has also significantly increased economic uncertainty and market volatility. It is likely that the pandemic will cause an economic slowdown of potentially extended duration, and it is possible that it could cause a global recession. Weak economic conditions and increased volatility and disruption in the financial markets pose risks to the Company and its business partners, including advertisers whose expenditures tend to reflect overall economic conditions. The COVID-19 pandemic has caused some of the Company’s advertisers (including, in particular, local market advertisers) to reduce their spending, and future declines in the economic prospects of advertisers or the economy in general could negatively impact their advertising expenditures further in the future. For more information about these risks, see the risk factors titled “The Company is exposed to risks associated with weak economic conditions and increased volatility and disruption in the financial markets.” and “A decline in advertising expenditures could cause the Company’s revenues and operating results to decline significantly in any given period or in specific markets.” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Depending on the duration and severity of the economic downturn, it could lead to changes in consumer behavior that adversely affect the Company’s advertising or affiliate revenues.

Other risks posed by the COVID-19 pandemic include those related to measures aimed at preventing the spread of the virus, such as shelter in place orders, business shutdowns, quarantines and travel bans and restrictions. These measures have affected and may further affect the Company’s workforce and operations, as well as those of its business partners. In addition, risks relating to cybersecurity incidents involving the Company or its business partners may be increased as large numbers of employees are working remotely.

The magnitude of the impact of the COVID-19 pandemic on the Company will depend on the duration and extent of the pandemic, the effect of governmental actions to contain it and the duration and severity of the resulting economic slowdown. The COVID-19 pandemic could have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of the Company’s repurchases of its Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), during the three months ended March 31, 2020:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
January 1, 2020 – January 31, 2020
Class A common stock(d)	1,706,102	$36.05
Class B common stock	1,823,523	36.67
February 1, 2020 – February 29, 2020
Class A common stock	1,331,931	35.66
Class B common stock	682,311	33.14
March 1, 2020 – March 31, 2020
Class A common stock	844,147	28.52
Class B common stock	429,007	27.85
Total
Class A common stock(d)	3,882,180	34.28
Class B common stock	2,934,841	34.56
	6,817,021		$1,400

(a)	The Company has not made any purchases of Common Stock other than in connection with the publicly announced stock repurchase program described below.
(b)	These amounts exclude any fees, commissions or other costs associated with the share repurchases.
(c)

On November 6, 2019, the Company announced that its Board of Directors had authorized a stock repurchase program providing for the repurchase of $2 billion of the Company’s Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time.

(d)

In connection with the stock repurchase program, the Company entered into an accelerated share repurchase (“ASR”) agreement to repurchase $350 million of Class A Common Stock in November 2019. In accordance with the ASR agreement, in November 2019, the Company paid a third-party financial institution $350 million and received an initial delivery of approximately eight million shares of Class A Common Stock, representing 80% of the shares expected to be repurchased under the ASR agreement, at a price of $34.99 per share. Upon settlement of the ASR agreement in January 2020, the Company received a final delivery of shares of Class A Common Stock. The final number of shares purchased under the ASR agreement was determined using a price of $36.05 per share (the volume-weighted average market price of the Class A Common Stock during the term of the ASR agreement less a discount) (See Note 8—Stockholders’ Equity to the accompanying Unaudited Consolidated Financial Statements of FOX under the heading “Stock Repurchase Program” for more information).

In total, the Company repurchased approximately 17 million shares of Common Stock for $600 million during the nine months ended March 31, 2020.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2020 and 2019; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2020 and 2019; (iii) Consolidated Balance Sheets as of March 31, 2020 (unaudited) and June 30, 2019 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2020 and 2019; (v) Unaudited Consolidated Statements of Equity for the three and nine months ended March 31, 2020 and 2019; and (vi) Notes to the Unaudited Consolidated Financial Statements.*

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

Date: May 6, 2020