Form 10-K
period 2020-06-30
Fox Corp
filed 2020-08-10
CIK 1754301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 31, 2019, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $12.7 billion, based upon the closing price of $37.07 per share as quoted on The Nasdaq Global Select Market on that date, and the aggregate market value of the registrant’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $5.8 billion, based upon the closing price of $36.40 per share as quoted on The Nasdaq Global Select Market on that date.

As of August 5, 2020, 343,678,951 shares of Class A Common Stock and 261,078,355 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Fox Corporation definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, which is intended to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Fox Corporation’s fiscal year end.

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

•

Television, which principally consists of the acquisition, marketing and distribution of broadcast network programming nationally under the FOX brand and the operation of 29 full power broadcast television stations, including 11 duopolies, in the U.S. Of these stations, 18 are affiliated with the FOX Network, 10 are affiliated with MyNetworkTV and one is an independent station. The Television segment also includes Tubi, Inc. (“Tubi”), a free advertising-supported video-on-demand (“AVOD”) service.

•

Other, Corporate and Eliminations, which principally consists of the FOX Studio Lot, Credible Labs Inc. (“Credible”), corporate overhead costs and intracompany eliminations. The FOX Studio Lot, located in Los Angeles, California, provides television and film production services along with office space, studio operation services and includes all operations of the facility. Credible is a U.S. consumer finance marketplace.

Unless otherwise indicated, references in this Annual Report on Form 10-K (this “Annual Report”) for the fiscal year ended June 30, 2020 (“fiscal 2020”) to “FOX,” the “Company,” “we” or “us” mean Fox Corporation and its consolidated subsidiaries.

FOX became a standalone publicly traded company on March 19, 2019, when Twenty-First Century Fox, Inc. (now known as TFCF Corporation) (“21CF”) distributed, on a pro rata basis, all the issued and outstanding common stock of the Company to 21CF stockholders. Following the distribution, the Company’s class A common stock, par value $0.01 per share (the “class A common stock”) and class B common stock, par value $0.01 per share (the “class B common stock” and, together with the class A common stock, the “common stock”) began trading independently on The Nasdaq Global Select Market. We refer to the foregoing as the “Transaction.”

In connection with the Transaction, the Company was formed with a focused portfolio of domestic media assets in live news and sports and original entertainment programming, including leading brands FOX News Media, FOX Sports, FOX Entertainment and FOX Television Stations. The remaining 21CF assets were acquired by The Walt Disney Company (“Disney”) through a series of transactions contemplated by the amended and restated merger agreement among 21CF, Disney and certain Disney subsidiaries, pursuant to which 21CF became a wholly-owned subsidiary of Disney (the “Disney Merger”).

The Company is party to several agreements that govern certain aspects of the Company’s relationship with 21CF and Disney following the Transaction, including a separation and distribution agreement, a tax matters agreement, transition services agreements, as well as agreements relating to intellectual property licenses, employee matters, commercial arrangements and a studio lot lease. See Note 1, “Description of Business and Basis of Presentation,” to the consolidated and combined financial statements included in this Annual Report for further information about these agreements.

The Company’s fiscal year ends on June 30 of each year. The Company was incorporated in 2018 under the laws of the State of Delaware. At June 30, 2020, the Company had approximately 9,000 full-time employees. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036 and its telephone number is (212) 852-7000. The Company’s website is www.foxcorporation.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Caution Concerning Forward-Looking Statements

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical or current fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include, among others, the words “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “outlook” or any other similar words. Although the Company’s management believes that the expectations reflected in any of the Company’s forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties. Important factors that could cause the Company’s actual results, performance and achievements to differ materially from those estimates or projections contained in the Company’s forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions and the impact of coronavirus disease 2019 (“COVID-19”) and other widespread health emergencies or pandemics and measures to contain their spread. For more detailed information about these factors, see Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Caution Concerning Forward-Looking Statements.”

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

Business Overview

FOX produces and delivers compelling news, sports and entertainment content through its primary iconic brands, including FOX News Media, FOX Sports, FOX Entertainment and FOX Television Stations. The Company, with a simple structure focused on two principal reporting segments, differentiates itself in a crowded media and entertainment marketplace through the leadership positions of the Company’s brands and premium programming, with a focus on live and “appointment-based” content that brings communities together, a significant presence in major markets and the broad distribution of the Company’s content across traditional and digital platforms.

Our Competitive Strengths

Premium brands that resonate deeply with viewers.

Under the banner of the FOX name, we produce and distribute content through some of the world’s leading and most valued brands. Our long track record of challenging the status quo emboldens us to continue making innovative decisions, disrupting competitors and forming deeper relationships with audiences. FOX News is among the most influential and recognized news brands in the world. FOX Sports has earned a reputation for bold sports programming and, with its far-reaching presence in virtually every U.S. household, is the premier destination for live sports events and sports commentary. FOX Entertainment is renowned for its engaging primetime entertainment, including the top broadcast entertainment series, The Masked Singer. These brands and others in our portfolio, including our local station affiliates broadcasting under the FOX brand, hold cultural significance with consumers and commercial importance for distributors and advertisers. The quality of our programming and the strength of our brands maximize the value of our content through a combination of affiliate fees and advertising sales.

Leadership positions across strategically significant programming platforms.

FOX enjoys a leadership position across our core news, sports and entertainment businesses. As linear television viewership declines across the industry, “appointment-based” programming that is the FOX hallmark remains resilient. FOX News has been the #1 national cable news network for over 18 years and is the top-rated national cable news network in primetime and total viewing across key demographics as of June 2020. A leader in marquee live sports broadcasts, FOX Sports programs Thursday night and Sunday National Football League (“NFL”) football, the Major League Baseball (“MLB”) All-Star Game and World Series and other marquee events, including the Fédération Internationale de Football Association (“FIFA”) World Cup and the Super Bowl. FOX Sports’ broadcast of Super Bowl LIV in February 2020 was watched by approximately 150 million unique multiplatform viewers and generated one of the highest revenue days in television history. FOX Entertainment programming ranked #1 among all broadcast network primetime entertainment programming for the 2019-2020 broadcast season in the key Adults 18-49 demographic, moving from last to first in back-to-back seasons, while delivering the top show The Masked Singer, as well as the four highest rated new entertainment series LEGO Masters, 911: Lone Star, Prodigal Son and The Masked Singer: After The Mask. The FOX Television Stations ended fiscal 2020 covering 18 Nielsen-designated market areas (“DMAs”), including 14 of the 15 largest. Taken together, we believe our leadership positions will continue to support strong affiliate fee revenue growth and sustained advertising revenue, while enabling us to nimbly respond to the challenges relating to rapidly evolving technologies and changes in consumer behavior that traditional media companies are facing.

Significant presence and relevance in major domestic markets.

The FOX portfolio combines the range of national cable and broadcast networks with the power of tailored local television. FOX News and FOX Business are available in approximately 80 million U.S. households and the FOX Network is available in essentially all U.S. households. Additionally, our 29 owned and operated television stations cover 18 DMAs, including 14 of the 15 largest, and maintain duopolies in 11 DMAs, including New York, Los Angeles and Chicago, the three largest. These stations provide balanced content of national interest with programming of note to local communities, producing over 1,000 hours of local news coverage each week. The breadth and depth of our footprint allows us to produce and distribute our content in a cost-effective manner and share best business practices and models across regions. It also enables us to engage audiences, develop deeper consumer relationships and create more compelling product offerings.

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

We have long been a leader in news, sports and entertainment programming. We believe that building on our leading market positions is essential to our success. We are investing in our most attractive growth opportunities by allocating capital to our news, sports and original entertainment programming, which we believe have distinct competitive advantages. For example, we have continued our investments in digital properties at FOX News Media, including additional investments in the FOX Nation subscription video-on-demand (“SVOD”) service and the rebranding of the FOX Business suite of digital products. FOX Sports has extended the FOX Sports brand through a partnership with The Stars Group (subsequently acquired by Flutter Entertainment plc (“Flutter”)) that launched the free-to-play game FOX Bet Super 6 and the FOX Bet wagering app in fiscal 2020. FOX Entertainment is investing in more co-production arrangements and owns a stake in nearly all new series that aired on the FOX Network during the 2019-2020 broadcast season. We believe continuing to provide compelling news, sports and entertainment programming across platforms will increase audience engagement and drive growth across our distribution, affiliate and advertising relationships.

Increase revenue growth through the continued delivery of high quality, premium and valuable content.

With a focused portfolio of assets, we create and produce high quality programming that delivers value for our viewers and our affiliate and advertising partners. We intend to continue to receive appropriate value for our content, particularly through affiliate fees. Additionally, we expect our enhanced ability to acquire independent programming through co-production arrangements will facilitate growth by enabling us to directly manage the economics and programming decisions of our broadcast network and stations group. We also believe our unique ability to deliver “appointment-based” viewing and audiences at scale, along with innovative advertising platforms, delivers substantial value to our advertising customers, and the unique nature of our “appointment-based” content positions us to maintain and even grow audiences during a time of increasing consumer fragmentation.

Expand our online distribution offerings and direct engagement with consumers, increasing complementary sources of revenues.

Our key networks are offered on all major digital MVPD services, reflecting the strength of our brands and the “must-have” nature of our content. We are also cultivating direct interactions between FOX brands and consumers outside traditional linear television. For example, in fiscal 2020, we acquired Tubi, which owns and operates a leading AVOD service, while divesting our passive stake in Roku, Inc. Tubi provides us with a 100% owned digital platform to access a wider digital audience and to further the reach of our content. We also acquired 67% of the equity in Credible, a U.S. consumer finance marketplace that is playing a featured role in the rebranded FOX Business suite of digital products and other integrations across the FOX portfolio of brands. In addition, FOX Sports has partnered with The Stars Group (subsequently acquired by Flutter), which launched the FOX Bet app in fiscal 2020, and we own an equity stake in Flutter and maintain valuable options to acquire up to 50% of The Stars Group’s U.S. business and approximately 18.5% of FanDuel Group, a majority-owned subsidiary of Flutter. FOX Television Stations also upgraded its suite of digital properties and launched its first AVOD service, FOX Soul, which features programming focused on the African American community. We intend to identify similarly innovative new products, services and investments across our business to increase revenues and profitability in the future.

Recent Developments

The outbreak of the COVID-19 pandemic has resulted in widespread and continuing negative impacts on the macroeconomic environment and disruption to the Company’s business. Following the COVID-19 outbreak, sports events to which the Company has broadcast rights have been cancelled or postponed and the production of certain entertainment content the Company distributes has been suspended. Although some of these sports events and productions have resumed or are expected to resume during the first quarter of fiscal 2021, there may be additional content disruptions in the future. As a result, the number of live sports events and related sports programming airing on the Company’s broadcast and cable networks and made available to the FOX Network’s affiliates in fiscal 2021 is uncertain and the nature of the entertainment programming the Company airs and delivers in fiscal 2021 may be affected as well. Measures aimed at preventing the spread of the virus, such as shelter in place orders, business shutdowns, quarantines and travel bans and restrictions, have affected and may further affect the Company’s workforce and operations, as well as those of its business partners. For example, the Company transferred centralized production functions to multiple remote sites. In addition to causing business disruptions, the COVID-19 pandemic has caused some of the Company’s advertisers (including, in particular, local market advertisers) to reduce their spending, and future declines in the economic prospects of advertisers or the economy in general could negatively impact their advertising expenditures further. The magnitude of the impact of the COVID-19 pandemic on the Company is highly uncertain and subject to change and will depend on evolving factors beyond the Company’s control. For more information, see Item 1A, “Risk Factors – The COVID-19 pandemic and other widespread health emergencies or pandemics could materially adversely affect the Company’s business, financial condition or results of operations” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview of the Company’s Business – Other Business Developments.”

Segments

Cable Network Programming

The Cable Network Programming segment produces and licenses news, business news and sports content for distribution primarily through MVPDs primarily in the U.S. The businesses in this segment include FOX News Media (which is comprised of FOX News and FOX Business) and our primary cable sports programming networks FS1, FS2 and Big Ten Network.

The following table lists the Company’s significant cable networks and the number of subscribers as estimated by Nielsen Media Research (“Nielsen”):

	As of June 30,
	2020	2019
	(in millions)
FOX News Media Networks
FOX News	83	84
FOX Business	80	82
FOX Sports Networks
FS1	80	81
FS2	59	58
Big Ten Network	57	57
FOX Deportes	20	21

FOX News Media. FOX News Media includes the FOX News and FOX Business networks and their related properties. As of June 2020, FOX News is the top-rated national cable news channel in both Monday to Friday primetime and total day viewing and has held its #1 status for over 18 years, according to Nielsen. FOX News also finished fiscal 2020 as the #1 network among all cable networks in Monday to Friday primetime and total day viewing among total viewers for the fifth year in a row and as the #1 network of all cable networks from Monday to Friday in total day viewing among Adults 25-54, according to Nielsen. FOX Business is a business news national cable channel. Fiscal 2020 was FOX Business’ highest rated year ever among total viewers in business day and its Lou Dobbs Tonight program was the #1 program on any business network among total viewers. FOX News also produces a weekend political commentary show, FOX News Sunday, for broadcast on the FOX Television Stations and stations affiliated with the FOX Network throughout the U.S. FOX News, through its FOX News Edge service, licenses news feeds to affiliates to the FOX Network and other subscribers to use as part of local news broadcasts primarily throughout the U.S. FOX News also produces FOX News Audio, which licenses news updates, podcasts, and long-form programs to local radio stations and to mobile, Internet and satellite radio providers.

FS1. FS1 is a multi-sport national network that features live events, including National Association of Stock Car Auto Racing (“NASCAR”), college football, college basketball, the Bundesliga, the FIFA World Cup, Major League Soccer (“MLS”), National Hot Rod Association (“NHRA”), Premier Boxing Champions (“PBC”) and Fédération Internationale de l’Automobile Formula E Championship (“Formula E”), as well as regular season and post-season MLB games. In addition to live events, FS1 also features original programming from FOX Sports Films and opinion shows such as Skip and Shannon: Undisputed, The Herd with Colin Cowherd, First Things First, FOX Bet Live and Speak for Yourself.

FS2. FS2 is a multi-sport national network that features live events, including NASCAR, collegiate sports, horse racing, rugby, surfing, world-class soccer and motor sports.

FOX Sports Racing. FOX Sports Racing is a 24-hour video programming service consisting of motor sports programming, including NASCAR events and original programming, NHRA and Formula E. FOX Sports Racing is distributed to subscribers in Canada and the Caribbean.

FOX Soccer Plus. FOX Soccer Plus is a premium video programming network that showcases exclusive live soccer and rugby competitions, including events from the Bundesliga, FIFA, Super Rugby League, Australian Football League and the National Rugby League.

FOX Deportes. FOX Deportes is a Spanish-language sports programming service distributed in the U.S. FOX Deportes features exclusive Spanish-language coverage of premier soccer (such as Liga MX and Copa MX, Tijuana Xolos, Rayados de Monterrey and Santos Laguna home matches, MLS, FIFA Club World Cup and the Bundesliga), NASCAR Cup Series, PBC, regular and post-season games of the NFL (including the National Football Conference (“NFC”) Championship game and Super Bowl LIV in 2020) and MLB (including regular season games and the National League Championship Series in 2020) and the All-Star and World Series games. In addition to live events, FOX Deportes also features multi-sport news and highlight shows and daily studio programming. FOX Deportes is available to approximately 20 million cable and satellite households in the U.S., of which over five million are Hispanic.

Big Ten Network. The Big Ten Network is a 24-hour national video programming service dedicated to the collegiate Big Ten Conference and Big Ten athletics, academics and related programming. The Big Ten Network televises live collegiate events, including football games, regular-season and post-season men’s and women’s basketball games, and men’s and women’s Olympic events (including soccer, gymnastics, ice hockey and baseball), as well as a variety of studio shows. The Big Ten Network also owns and operates BTN+, a subscription video streaming service that features live streams of non-televised sporting events, replays of televised and streamed events, and a large collection of classic games and original programming. The Company owns an approximate 51% interest in the Big Ten Network.

Digital Distribution. The Company also distributes programming through its FOX-branded and network-branded websites, apps and social media accounts and licenses programming for distribution through MVPDs’ websites and apps. The Company’s websites and apps provide live and/or on-demand streaming of network-related programming primarily on an authenticated basis to allow video subscribers of the Company’s participating distribution partners to view Company content via the Internet. These websites and apps include the websites FOXNews.com, FOXBusiness.com, FOXSports.com and FOXDeportes.com and the FOX News, FOX Business, FOX Sports and FOX Deportes mobile apps, as well as the website btnplus.com and the BTN+ app. In addition, in fiscal 2019, FOX News launched the FOX Nation SVOD service that delivers premium content complementary to FOX News directly to consumers.

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

Cable Network Programming Competition

General. Cable network programming is a highly competitive business. Cable networks compete for content and distribution and, when distribution is obtained, for viewers and advertisers with a variety of media, including broadcast television networks; cable television systems and networks; Internet-delivered platforms such as SVOD and AVOD services and mobile, gaming and social media platforms; audio programming; and print and other media. Important competitive factors include the prices charged for programming, the quantity, quality and variety of programming offered, the accessibility of such programming, the ability to adapt to new technologies and distribution platforms, quality of user experience and the effectiveness of marketing efforts.

FOX News Media. FOX News’ primary competition comes from the cable networks CNN, HLN and MSNBC. FOX Business’ primary competition comes from the cable networks CNBC and Bloomberg Television. FOX News and FOX Business also compete for viewers and advertisers within a broad spectrum of television networks, including other non-news cable networks and free-to-air broadcast television networks. FOX News and FOX Business also face competition online from CNN.com, NBCNews.com, NYTimes.com, CNBC.com, Bloomberg.com and The Wall Street Journal Online, among others.

FOX Sports. A number of basic and pay television programming services, such as ESPN and NBC Sports Network, as well as free-to-air stations and broadcast networks, provide programming that also targets FS1, FS2 and the Big Ten Network’s respective audiences. On a national level, the primary competitors to FS1, FS2, and the Big Ten Network are ESPN, ESPN2, NBC Sports Network, CBS Sports Network, TNT, league-owned networks such as NFL Network, NHL Network, NBA TV and MLB Network, and collegiate conference-specific networks such as the SEC Network, Pac-12 Network and ACC Network. In regional markets, the Big Ten Network competes with regional sports networks, local broadcast television stations and other sports programming providers and distributors. FS1, FS2, and the Big Ten Network also face competition online from ESPN+, DAZN, Amazon, Yahoo Sports, Facebook, Twitter, ESPN.com, NBCSports.com, Bleacherreport.com and CBSSports.com, among others.

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

Television

The Company is principally engaged in the operation of broadcast television stations and the acquisition, marketing and distribution of broadcast network programming nationally under the FOX brand. The Company also owns Tubi, which owns and operates an AVOD service.

FOX Television Stations

FOX Television Stations owns and operates 29 full power broadcast television stations, which deliver broadcast network content, local news and syndicated programming to viewers in 18 local markets. These include stations located in 14 of the top 15 largest DMAs and two stations (referred to as duopolies) in each of 11 DMAs, including the three largest DMAs (New York, Los Angeles and Chicago). In two of the duopoly markets, FOX Television Stations is channel sharing whereby both of its stations in the market operate using a single 6 MHz channel. Of the 29 full power broadcast television stations, 18 stations are affiliated with the FOX Network. These stations leverage viewer, distributor and advertiser demand for the FOX Network’s national content. In addition, the FOX Network’s strategy to deliver fewer hours of national content than other major broadcasters benefits stations affiliated with the FOX Network, which can utilize the flexibility in scheduling to offer expanded local news and other programming that viewers covet. Our 29 stations collectively produce over 1,000 hours of local news every week. For a description of the programming offered to affiliates to the FOX Network, see “—The FOX Network.” In addition, FOX Television Stations owns and operates 10 stations broadcasting programming from MyNetworkTV. In January 2020, Fox Television Stations launched FOX Soul, an AVOD service dedicated to the African American viewer that features original and syndicated programming.

The following table lists certain information about each of the television stations owned and operated by FOX Television Stations. Unless otherwise noted, all stations are affiliates of the FOX Network.

FOX Television Stations

	DMA/Rank	Station	Digital Channel RF (Virtual)	Type	Percentage of U.S. Television Households in the DMA (a)
New York, NY	1	WNYW	27(5)	UHF	6.4%
		WWOR-TV(b)(c)	25(9)	UHF
Los Angeles, CA	2	KTTV	11(11)	VHF	4.8%
		KCOP-TV(b)	13(13)	VHF
Chicago, IL	3	WFLD	24(32)	UHF	3.0%
		WPWR-TV(b)(d)	31(50)	UHF
Philadelphia, PA	4	WTXF-TV	31(29)	UHF	2.6%
Dallas, TX	5	KDFW	35(4)	UHF	2.4%
		KDFI(b)	27(27)	UHF
San Francisco, CA	6	KTVU	31(2)	UHF	2.2%
		KICU-TV(e)	36(36)	UHF
Washington, DC	7	WTTG	36(5)	UHF	2.2%
		WDCA(b)(f)	36(20)	UHF
Houston, TX	8	KRIV	26(26)	UHF	2.2%
		KTXH(b)	19(20)	UHF
Atlanta, GA	10	WAGA-TV	27(5)	UHF	2.1%
Phoenix, AZ	11	KSAZ-TV	10(10)	VHF	1.8%
		KUTP(b)	26(45)	UHF
Tampa, FL	12	WTVT	12(13)	VHF	1.7%
Seattle-Tacoma, WA	13	KCPQ	13(13)	UHF	1.6%
		KZJO(b)	36(22)	UHF
Detroit, MI	14	WJBK	7(2)	VHF	1.6%
Minneapolis, MN(g)	15	KMSP-TV	9(9)	VHF	1.6%
		WFTC(b)	29(29)	UHF
Orlando, FL	18	WOFL	22(35)	UHF	1.4%
		WRBW(b)	28(65)	UHF
Milwaukee, WI	35	WITI(h)	31(6)	UHF	0.8%
Austin, TX	40	KTBC	7(7)	VHF	0.7%
Gainesville, FL	156	WOGX	31(51)	UHF	0.1%
TOTAL					39.2%

Source: Nielsen, January 2020

(a)

VHF television stations transmit on Channels 2 through 13 and UHF television stations on Channels 14 through 36. The Federal Communications Commission (the “FCC”) applies a discount (the “UHF Discount”) which attributes only 50% of the television households in a local television market to the audience reach of a UHF television station for purposes of calculating whether that station’s owner complies with the national station ownership cap imposed by FCC regulations and by statute; in making this calculation, only the station’s RF broadcast channel is considered. In a duopoly market, both stations must be UHF for the discount to apply. In addition, the coverage of two commonly owned stations in the same market is counted only once. The percentages listed are rounded and do not take into account the UHF Discount. For more information regarding the FCC’s national station ownership cap, see “Government Regulation.”

(b)	MyNetworkTV licensee station.

(c)

WWOR-TV hosts television station WRNN, New Rochelle, NY, licensed to WRNN License Company, LLC, an unrelated third party pursuant to a channel sharing agreement between FOX Television Stations and WRNN License Company, LLC. A portion of the spectrum formerly licensed to WWOR-TV is now shared with and licensed to WRNN.

(d)	WPWR-TV channel shares with WFLD.
(e)	Independent station.
(f)	WDCA channel shares with WTTG.
(g)

The Company also owns and operates full power station KFTC, Channel 26, Bemidji, MN as a satellite station of WFTC, Channel 29, Minneapolis, MN. Station KFTC is in addition to the 29 full power stations described in this section.

(h)

WITI hosts television station WVCY, Milwaukee, WI, licensed to VCY America, Inc., an unrelated third party pursuant to a channel sharing agreement between WITI Television, LLC, the predecessor in interest of FOX Television Stations, and VCY America, Inc. A portion of the spectrum formerly licensed to WITI is now shared with and licensed to WVCY.

The FOX Network

The FOX Network is a premier national television broadcast network, renowned for disrupting legacy broadcasters with powerful sports programming and appealing primetime entertainment. The FOX Network regularly delivers approximately 15 hours of weekly primetime programming, 60 minutes of late-night programming on Saturday and 60 minutes of news programming on Sunday to 208 local market affiliates, including 18 stations owned and operated by the Company, covering approximately 99.9% of all U.S. television households, according to Nielsen. The FOX Network primetime lineup is intended to appeal primarily to the 18 to 49 year old audience, the demographic group that advertisers seek to reach most often, with particular success in the 18 to 34 year old audience. The FOX Network has ranked among the top two networks in the 18 to 34 year old audience for the past 25 broadcast seasons and in the 12 to 17 year old audience for the past 29 broadcast seasons. During the 2019-2020 broadcast season, the FOX Network ranked first in the 18 to 49 year old audience and across key advertiser demographic groups, including the 18 to 34 year old audience and the 12 to 17 year old audience (based on Live+7 ratings). The FOX Network led the 2019-2020 broadcast season by a significant margin, with a 31% lead over #2 NBC Television Network (“NBC”) in the 18 to 49 year old audience. The median age of the FOX Network viewer is 53 years, as compared to 58 years for each of ABC Television Network (“ABC”) and NBC and 63 years for CBS Television Network (“CBS”).

•

FOX Entertainment. FOX Entertainment delivers high-quality scripted, non-scripted and live content. FOX Network entertainment programming ranked #1 among all broadcast network primetime entertainment programming for the 2019-2020 broadcast season for the first time in eight years in the 18 to 49 year old audience (based on commercial+7 ratings). During the 2019-2020 broadcast season, FOX Entertainment primetime programming featured such series as 9-1-1, 9-1-1: Lone Star, Bob’s Burgers, Empire, Family Guy, The Resident, The Simpsons and Prodigal Son; unscripted series such as The Masked Singer, LEGO Masters and 24 Hours to Hell and Back; and live event specials such as FOX’s New Year’s Eve With Steve Harvey: Live From Times Square. The FOX Network’s The Masked Singer was the 2019-2020 broadcast season’s top entertainment series in the 18 to 49 and 12 to 17 year old audiences, while also ranking as the #1 unscripted series with the same audiences. FOX featured all of the broadcast season’s top four new entertainment series in the 18 to 49 audience; LEGO Masters (the #1 new entertainment reality program), 9-1-1: Lone Star (#1 new scripted show), Prodigal Son and The Masked Singer: After The Mask. The FOX Network’s Last Man Standing, Family Guy and The Simpsons placed among the 2019-2020 broadcast season’s top 10 comedies in the 18 to 49 year old audiences.

•

FOX Sports. A significant component of FOX Network programming consists of sports programming, with the FOX Network providing to its affiliates during the 2019-2020 broadcast season live coverage of Thursday Night Football and the NFC of the NFL (including coverage of the NFC playoffs and Super Bowl LIV) and MLB (including the post-season and the World Series), as well as live coverage of the NASCAR Cup Series (including the Daytona 500), MLS, FIFA World Cup, Formula E, PBC and college football and basketball. In October 2019, the Company premiered WWE Friday Night SmackDown.

The FOX Network obtains entertainment programming from major television studios, including Twentieth Century Fox Television (which, following the Disney Merger, is owned by Disney), and independent television production companies pursuant to license agreements. The terms of those agreements generally provide the FOX Network with the right to broadcast a television series for a minimum of four seasons. National sports programming is obtained through license agreements with professional or collegiate sports leagues or organizations, including long-term agreements with the NFL, MLB, college football and basketball conferences, NASCAR, FIFA and WWE.

The FOX Network provides programming to affiliates in accordance with affiliation agreements of varying durations, which grant to each affiliate the right to broadcast network television programming on the affiliated station. Such agreements typically run three or more years and have staggered expiration dates. These affiliation agreements require affiliates to the FOX Network to carry the FOX Network programming in all time periods in which the FOX Network programming is offered to those affiliates, subject to certain exceptions stated in the affiliation agreements.

The FOX Network also distributes programming through its network-branded website, FOX.com, and its FOX NOW and FOX Sports apps, which offer live streaming of the FOX Network shows and programming from many broadcast stations affiliated with the FOX Network, and licenses programming for distribution through MVPDs’ websites and apps.

MyNetworkTV

The programming distribution service, Master Distribution Service, Inc. (branded as MyNetworkTV), distributes two hours per night, Monday through Friday, of off-network programming from syndicators to its over 180 licensee stations, including 10 stations owned and operated by the Company, and is available to approximately 98% of U.S. households as of June 30, 2020.

Fox Alternative Entertainment

In fiscal 2019, the Company launched Fox Alternative Entertainment, LLC, a full-service production studio that develops and produces unscripted and alternative programming primarily for the FOX Network, including The Masked Singer and The Masked Singer: After The Mask.

Bento Box

In August 2019, the Company acquired Bento Box Entertainment, LLC (“Bento Box”), an animation development and production company. Bento Box develops and produces animated programing, including programming that airs on the FOX Network such as Bob’s Burgers and Duncanville.

Tubi

In April 2020, the Company acquired Tubi, which owns and operates an AVOD service. The Tubi service is available on 25 digital platforms and features licensed film and episodic television programming from over 250 content partners in addition to FOX content, such as The Masked Singer.

Competition

The network television broadcasting business is highly competitive. The FOX Network, MyNetworkTV and Tubi compete for audiences, programming and advertising revenue with a variety of competing media, including other broadcast television networks, cable television systems and networks; other Internet-delivered platforms such as SVOD and AVOD services and mobile, gaming and social media platforms; audio programming; and print and other media. In addition, the FOX Network and MyNetworkTV compete with other broadcast networks and programming distribution services to secure affiliations or station agreements with independently owned television stations in markets across the U.S. ABC, NBC and CBS each broadcast a significantly greater number of hours of programming than the FOX Network and, accordingly, may be able to designate or change time periods in which programming is to be broadcast with greater flexibility than the FOX Network. Technological developments are also continuing to affect competition within the broadcast television marketplace.

Each of the stations owned and operated by FOX Television Stations also competes for advertising revenues with other television stations, radio and cable systems in its respective market area, along with other advertising media, including Internet-delivered platforms such as SVOD and AVOD services and mobile, gaming and social media platforms, newspapers, magazines, outdoor advertising and direct mail. All of the stations owned and operated by FOX Television Stations are located in highly competitive markets. Additional items that are material to the competitive position of each of the television stations include management experience, authorized power and assigned frequency of that station. Competition for sales of broadcast advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various rating services, price, the time of day when the advertising is to be broadcast, competition from the other broadcast networks, cable television systems, direct broadcast satellite television, services and digital media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is dependent on the reaction of the viewing public, which is often difficult to predict.

Other, Corporate and Eliminations

The Other, Corporate and Eliminations segment consists primarily of the FOX Studio Lot, Credible, corporate overhead costs and intracompany eliminations.

FOX Studio Lot

FOX owns the FOX Studio Lot in Los Angeles, California. The historic lot is located on over 50 acres of land and has over 1.85 million square feet of space for both administration and production/post-production services available to service a wide array of industry clients, including 15 sound stages, two broadcast studios, theaters and screening rooms, editing rooms and other production facilities. The FOX Studio Lot provides two primary revenue streams — the lease of a portion of the office space to 21CF and the operation of studio facilities for third party productions, which until 2026 will predominantly be Disney productions.

Credible

During fiscal 2020, the Company acquired 67% of the equity in Credible, which operates a U.S. consumer finance marketplace. Credible’s offering enables consumers to compare instant, personalized pre-qualified rates for student loans, personal loans and mortgages from multiple financial institutions.

Investments

Flutter

During fiscal 2019, the Company acquired a 4.99% equity interest in The Stars Group Inc. (“The Stars Group”) and the Company and The Stars Group launched FOX Bet, a national media and sports wagering partnership in the U.S. during fiscal 2020. FOX Sports provides The Stars Group with an exclusive license to use certain FOX Sports trademarks under a long-term commercial arrangement. Subject to certain conditions and applicable gaming regulatory approvals, FOX Sports has an option until August 2029 to acquire up to 50% of the equity in The Stars Group’s U.S. business. In May 2020, The Stars Group combined with Flutter to create a global leader in sports betting and gaming. As part of that transaction, FOX Sports received an option until 2031 to acquire an approximately 18.5% equity interest in FanDuel Group, a majority-owned subsidiary of Flutter. In May 2020, the Company participated in an equity offering by Flutter, investing approximately $100 million. As of June 30, 2020, the Company owns approximately four million ordinary shares of Flutter, representing approximately 3% of Flutter.

Government Regulation

The Communications Act and FCC Regulation

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

Broadcast Licenses. The Communications Act permits the operation of television broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of the license would serve the public interest, convenience and necessity. The Company owns broadcast licensees in connection with its ownership and operation of television stations. Under the Communications Act, television broadcast licenses may be granted for a maximum term of eight years. Generally, the FCC renews broadcast licenses upon finding that the television station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse. As of June 30, 2020, FOX Television Stations has two pending renewal applications for its television broadcast licenses and is filing license renewal applications for its other stations in calendar years 2020-2023.

Ownership Regulations. Under the FCC’s national television ownership rule, one party may own television stations with a collective national audience reach of not more than 39% of all U.S. television households, subject to the UHF discount. Under the UHF discount, a UHF television station is attributed with reaching only 50% of the television households in its market for purposes of calculating national audience reach. In December 2017, the FCC issued a Notice of Proposed Rulemaking pursuant to which it will consider modifying, retaining or eliminating the 39% national television audience reach limitation (including the UHF discount). If the FCC determines in the future to eliminate the UHF discount and the national television audience reach limitation is not eliminated or modified, the Company’s ability to acquire television stations in additional markets may be negatively affected.

Under the FCC’s local television ownership rule, one party may own up to two television stations in the same DMA and presumptively only one station ranked among the top-four stations based on audience share as of the application date. In November 2017, the FCC issued a reconsideration order that relaxed the local television ownership rule so that, among other things, station owners could petition the FCC to permit ownership of two stations among the top four in a market. As discussed below, the United States Court of Appeals for the Third Circuit (the “Third Circuit”) vacated the FCC’s order and that decision is on appeal to the U.S. Supreme Court.

In the 2017 FCC reconsideration order, the FCC also eliminated the newspaper/broadcast cross-ownership rule, which prohibited common ownership of broadcast stations and daily newspapers in the same market. The Company owns two television stations in the New York DMA and an attributable interest in The New York Post due to the Murdoch Family Trust’s ownership interests in News Corporation (“News Corp”). The stations operated under waivers of the cross ownership rule prior to its elimination. In the Fall of 2019, the Third Circuit vacated the 2017 reconsideration order, reinstating the cross-ownership rule, and the FCC implemented the reinstatement in December 2019. The FCC filed a petition for review with the U.S. Supreme Court in April 2020, and the Company also filed a petition for review with other intervenors. If the U.S. Supreme Court affirms the Third Circuit’s decision reinstating the cross-ownership rule, the Company’s operations or future conduct, including the acquisition of any broadcast networks, or stations or any newspapers, in the same local markets in which News Corp owns or operates newspapers or has acquired television stations, may affect News Corp’s ability to own and operate its business in compliance with the rule. The 2013 separation agreement between News Corp and 21CF, the relevant part of which transferred to the Company, provides that if we acquire newspapers, radio or television broadcast stations or television broadcast networks in the U.S., and such acquisition would impede or be reasonably likely to impede News Corp’s business, then we will be required to take certain actions, including divesting assets, in order to permit News Corp to hold its media interests and comply with applicable rules.

The Company is also subject to other communications laws and regulations relating to ownership. For example, FCC dual network rules prohibit any of the four major broadcast television networks — FOX, ABC, CBS, and NBC — from being under common ownership or control. In addition, under the Communications Act, no broadcast station licensees may be owned by a corporation if more than 25% of the corporation’s stock is owned or voted by non-U.S. persons, their representatives, or by any other corporation organized under the laws of a foreign country. This ownership limit can be waived if the FCC finds it to be in the public interest. The FCC could review the Company’s compliance with the foreign ownership regulations in connection with its consideration of FOX Television Stations’ license renewal applications. The Company’s amended and restated certificate of incorporation authorizes the Company’s Board of Directors to take action to prevent, cure or mitigate the effect of stock ownership above the applicable foreign ownership threshold, including: refusing to permit any transfer of common stock to or ownership of common stock by a non-U.S. stockholder; voiding a transfer of common stock to a non-U.S. stockholder; suspending rights of stock ownership if held by a non-U.S. stockholder; or redeeming common stock held by a non-U.S. stockholder.

Carriage and Content Regulations. FCC regulations require each television broadcaster to elect, at three-year intervals, either to require carriage of its signal by traditional MVPDs in the station’s market or to negotiate the terms through which that broadcast station would permit transmission of its signal by the traditional MVPDs within its market, which we refer to as the retransmission consent. FOX Television Stations have historically elected retransmission consent for all of their owned and operated stations and the Company has been compensated as a result.

Federal legislation limits the amount of commercial matter that may be broadcast during programming originally designed for children 12 years of age and younger to 10 ½ minutes per hour during the weekend and 12 minutes per hour during the week. In addition, under FCC regulations, television stations are generally required to broadcast a minimum of three hours per week of programming, which, among other requirements, must serve, as a “significant purpose,” the educational and informational needs of children 16 years of age and under. Under FCC rules that were revised in 2019, one of the three hours per week may air on a television’s station’s multicast stream(s); the other two hours must air on the primary programming stream. A television station found not to have complied with the programming requirements or commercial limitations could face sanctions, including monetary fines and the possible non-renewal of its license.

FCC rules prohibit the broadcast by television and radio stations of indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. Federal law currently authorizes the FCC to impose fines of up to $407,270 per incident for violation of the prohibition against indecent and profane broadcasts. The FCC may impose fines or revoke licenses for serious or multiple violations of the indecency prohibition. Because indecency complaints are confidential, there may be pending nonpublic complaints alleging the broadcast of indecent or profane material by FOX Television Stations (and it is not possible to predict the outcome of any such complaints).

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

FCC rules also require the closed captioning of almost all broadcast and cable programming. In addition, Federal law requires affiliates of the four largest broadcast networks in the 60 largest markets to carry a specified minimum amount of hours of primetime or children’s programming per calendar quarter with video descriptions, i.e., a verbal description of key visual elements inserted into natural pauses in the audio and broadcast over a separate audio channel. The same statute requires programming that was captioned on television to retain captions when distributed via Internet Protocol apps or services.

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

C-Band Reallocation. In order to free up additional spectrum that will likely be used to provide the next generation of commercial wireless broadband services, commonly referred to as 5G services, in March 2020 the FCC adopted a Report and Order that will reallocate through an FCC auction the lower 300 MHz portion of the 500 MHz in the 3.7 to 4.2 GHz (“C-Band”). The C-Band forms the backbone of the infrastructure for how the Company delivers its programming to broadcast affiliates and traditional MVPDs. Currently, there is no viable, scalable and reliable alternative for video delivery. If the FCC does not ensure that the interference protection rules it adopted in February 2020 sufficiently safeguard video delivery while it reallocates and “repacks” the C-Band, it would significantly hinder the Company’s ability to deliver its programming to broadcast affiliates and traditional MVPDs.

Broadcast Transmission Standard. In November 2017, the FCC adopted rules to permit television broadcasters to voluntarily broadcast using the “Next Generation” broadcast television transmission standard developed by the Advanced Television Systems Committee, Inc., also referred to as “ATSC 3.0.” FOX Television Stations is actively planning to build out ATSC 3.0 facilities. FOX Television Stations is participating in various ATSC 3.0 testing with other broadcasters, but it is too early to predict the impact of this technical standard on the Company’s operations. In June 2020, the FCC adopted a Declaratory Ruling and Notice of Proposed Rulemaking declaring that local and national ownership restrictions do not apply to non-video services. The Notice of Proposed Rulemaking raises a number of questions that could impact the adoption and roll-out of both video and non-video ATSC 3.0 services.

Privacy and Information Regulation

The laws and regulations governing the collection, use and transfer of consumer information are complex and rapidly evolving, particularly as they relate to the Company’s digital businesses. Federal and state laws and regulations affecting the Company’s online services, websites, and other business activities include: the Children’s Online Privacy Protection Act, which prohibits websites and online services from collecting personally identifiable information online from children under age 13 without prior parental consent; the Controlling the Assault of Non-Solicited Pornography and Marketing Act, which regulates the distribution of unsolicited commercial emails, or “spam”; the Video Privacy Protection Act, which prohibits the knowing disclosure of information that identifies a person as having requested or obtained specific video materials from a “video tape service provider;” the Telephone Consumer Protection Act, which restricts certain marketing communications, such as text messages and calls, without explicit consent; the Gramm-Leach-Bliley Act, which regulates the collection, handling, disclosure, and use of certain personal information by companies that offer consumers financial products or services, imposes notice obligations, and provides certain individual rights regarding the use and disclosure of certain information; and the California Consumer Privacy Act (the “CCPA”), which became effective January 1, 2020, and imposes broad new obligations on the collection, use, and sharing of personal information of California residents. For example, subject to certain exceptions, the CCPA provides new individual rights for Californians, including to access, delete, and to restrict the “sale” of personal information.

Although the Company and the media industry are active in self-regulatory initiatives relating to advertising and online privacy, such initiatives may be replaced or superseded by government action. A number of privacy and data security bills that address the collection, maintenance and use of personal information, breach notification requirements and cybersecurity are pending or have been adopted at both the state and federal level, including the proposed California Privacy Rights Act ballot initiative, which would impose additional obligations on businesses. In addition, the FTC and state attorneys general have made privacy and data security an enforcement focus.

Foreign jurisdictions also have implemented and continue to introduce new privacy and data security laws and regulations, some of which may apply to the Company’s operations. It is possible that our current data protection policies and practices may be deemed inconsistent with new legal requirements or interpretations thereof, and could result in the violation of these new laws and regulations. The EU General Data Protection Regulation, in particular, regulates the collection, use and security of personal data and restricts the trans-border flow of such data. Canada, Australia and Mexico likewise have enacted data protection legislation.

The Company monitors and considers these privacy and data security laws and regulations, particularly with respect to the design and operation of digital content services and legal and regulatory compliance programs. These laws and regulations and their interpretation are subject to change, and could result in increased compliance costs, claims, financial penalties for noncompliance, changes to business practices, including with respect to tailored advertising, or otherwise impact the Company’s business. For example, violations of applicable privacy and data security laws could result in significant monetary fines and other penalties, require us to expend significant resources to defend, remedy and/or address, and harm our reputation even if we are not ultimately responsible for the violation.

Consumer Finance Laws and Regulations

Credible, a consumer finance marketplace that FOX acquired during fiscal 2020, markets and provides services in heavily regulated industries across the United States. As a result, Credible is subject to a variety of federal and state laws and regulations. These include the laws and regulations governing the collection, use and transfer of consumer information described above and the following:

•

the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, or “RESPA,” and similar state laws, and federal and state unfair and deceptive acts and practices, or “UDAAP,” laws and regulations, all of which place restrictions on the manner in which consumer loans are marketed and originated, and some of which impose restrictions on the amount and nature of fees that may be charged or paid to Credible by lenders and real estate professionals for providing or obtaining consumer loan requests;

•	the Dodd-Frank Wall Street Reform and Consumer Protection Act, which imposes, among other things, requirements related to mortgage disclosures; and
•

federal and state licensing laws, such as the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, or “SAFE Act,” which establishes minimum standards for the licensing and regulation of mortgage loan originators.

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

Risks Related to the Company’s Business

The COVID-19 pandemic and other widespread health emergencies or pandemics could materially adversely affect the Company’s business, financial condition or results of operations.

The outbreak of the COVID-19 pandemic has resulted in widespread and continuing negative impacts on the macroeconomic environment and disruption to the Company’s business. In June 2020, the National Bureau of Economic Research declared that the United States economy has entered a recession. Weak economic conditions and increased volatility and disruption in the financial markets pose risks to the Company and its business partners, including advertisers whose expenditures tend to reflect overall economic conditions. The COVID-19 pandemic has caused some of the Company’s advertisers (including, in particular, local market advertisers) to reduce their spending, and future declines in the economic prospects of advertisers or the economy in general could negatively impact their advertising expenditures further. Depending on the duration and severity of the recession, it could lead to changes in consumer behavior, including increasing numbers of consumers canceling or foregoing subscriptions to MVPD services, that adversely affect the Company’s affiliate fee and advertising revenues.

The Company’s business depends on the volume and popularity of the content it distributes, particularly sports content. Following the COVID-19 outbreak, sports events to which the Company has broadcast rights have been cancelled or postponed and the production of certain entertainment content the Company acquires has been suspended. These content disruptions have adversely affected the Company’s advertising revenues and there could be additional adverse impacts on advertising revenues in the future. Although some of these sports events and productions have resumed or are expected to resume during the first quarter of fiscal 2021, there may be additional content disruptions in the future. Depending on their duration and severity, these disruptions could materially adversely affect the Company’s future advertising revenues and, over a longer period of time, its future affiliate fee revenues. To the extent the pandemic further negatively impacts the Company’s ability to air sports events, particularly MLB, NFL or college sports, it could result in a significantly greater adverse effect on the Company’s business, financial condition or results of operations than the Company has experienced thus far. In addition, shifting sports schedules may negatively impact the Company’s ability to attract viewers and advertisers to its sports and entertainment programming.

If there is a significant decline in the Company’s estimated revenues or the expected popularity of its programming, it could lead to a downward revision in the value of, among other things, the Company’s reporting units, indefinite-lived intangible assets, programming rights and long-lived assets and result in a non-cash impairment charge that is material to the Company’s reported net earnings.

More information about these risks is presented below, as well as information about other risks the pandemic may exacerbate, such as those relating to data privacy, data security, legal and regulatory changes, damage to the Company’s brands and reputation, and the ability to realize the strategic goals of the Company’s investments. The COVID-19 pandemic also poses risks related to measures aimed at preventing the spread of the virus, such as shelter in place orders, business shutdowns, quarantines and travel bans and restrictions. These measures have affected and may further affect the Company’s workforce and operations, as well as those of its business partners. For example, where possible, Company employees began working remotely in March 2020. As and when employees return to their places of work, it poses various risks to the Company, including compliance and litigation risks, and subjects the Company to increased operating costs relating to efforts to safeguard our employees.

The magnitude of the impact of the COVID-19 pandemic on the Company is highly uncertain and subject to change and will depend on evolving factors beyond the Company’s control. These include the duration and extent of the pandemic, including whether there is a “second-wave,” increases or spikes in the number of cases, or future mutations or related strains of the virus; the duration and extent of the recession, the pace of economic recovery and the economic and operating conditions facing the Company and others in the pandemic’s aftermath; the effect of governmental actions; and potential changes in consumer behavior. The COVID-19 pandemic and other widespread health emergencies or pandemics could have a material adverse effect on the Company’s business, financial condition or results of operations.

Changes in consumer behavior and evolving technologies and distribution platforms may adversely affect the Company’s business, financial condition and results of operations.

The ways in which consumers view content and technology and business models in our industry continue to rapidly evolve and new distribution platforms and increased competition from new entrants and emerging technologies have added to the complexity of maintaining predictable revenue streams. Technological advancements have driven changes in consumer behavior as consumers seek more control over when, where and how they consume content and have affected advertisers’ options for reaching their target audiences. Consumer preferences have evolved towards digital services and other subscription services and there has been a substantial increase in the availability of programming with reduced advertising or without advertising at all. Examples include the convergence of television telecasts and digital delivery of programming to televisions and other devices, video-on-demand platforms, user-generated content sites, and simultaneous streaming of telecast content that allows viewers to consume content on demand and in remote locations while avoiding traditional advertisements or subscription payments. As consumers switch to digital consumption of video content, there is still to be developed a consistent, broadly accepted measure of audiences across the industry. In addition, consumers are increasingly using time-shifting and advertising-blocking technologies that enable them to fast-forward or circumvent advertisements. Substantial use of these technologies could impact the attractiveness of the Company’s programming to advertisers and adversely affect our advertising revenues.

Changes in consumer behavior and technology have also had an adverse impact on traditional MVPDs that deliver the Company’s broadcast and cable networks to consumers. Consumers are increasingly turning to alternative offerings, including SVOD and AVOD services and mobile and social media platforms, which has contributed to industry-wide declines in subscribers to traditional MVPD services over the last several years. These declines are expected to continue and possibly accelerate in the future. If consumers increasingly favor alternative offerings over traditional MVPD subscriptions, the Company may continue to experience a decline in viewership and ultimately demand for its programming, which could lead to lower affiliate fee and advertising revenues. Changing distribution models may also negatively impact the Company’s ability to negotiate affiliation agreements on favorable terms, which could have an adverse effect on our business, financial condition or results of operations. Our affiliate fee and advertising revenues also may be adversely affected by consumers’ use of antennas (and their integration with set-top boxes or other consumer devices) to access broadcast signals to avoid subscriptions.

To remain competitive in this evolving environment, the Company must effectively anticipate and adapt to new market changes. The Company continues to focus on expanding its brands and products beyond traditional linear platforms. However, if the Company fails to protect and exploit the value of its content while responding to, and developing new technology and business models to take advantage of, technological developments and consumer preferences, it could have a significant adverse effect on the Company’s business, financial condition and results of operations.

Declines in advertising expenditures could cause the Company’s revenues and operating results to decline significantly in any given period or in specific markets.

The Company derives substantial revenues from the sale of advertising on its cable and broadcast networks and television stations. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. Our advertising revenues may vary substantially from year to year, driven by major sports events, such as the NFL’s Super Bowl and the FIFA World Cup and by the state, congressional and presidential elections cycles. Political advertising expenditures are impacted by the ability and willingness of candidates and political action campaigns to raise and spend funds on television and digital advertising and the competitive nature of the elections impacting viewers in markets featuring our programming. Declines in the economic prospects of advertisers or the economy in general can alter current or prospective advertisers’ spending priorities. Advertising expenditures may also be affected by increasing competition for the leisure time of audiences. Demand for the Company’s programming as measured by ratings points is a key factor in determining the advertising rates as well as the affiliate rates the Company receives. In addition, as described above, newer technologies and platforms are increasing the number of media and entertainment choices available to audiences. Some of these technologies and platforms allow users to view programming from a remote location or on a time-delayed basis and provide users the ability to fast-forward, rewind, pause and skip programming and advertisements, which could negatively affect the attractiveness of the Company’s offerings to advertisers. The pricing and volume of advertising may also be affected by shifts in spending toward digital and mobile offerings, which can deliver targeted advertising more promptly, from more traditional media, or toward newer ways of purchasing advertising, such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising spots and advertising exchanges, some or all of which may not be as beneficial to the Company as traditional advertising methods. A decrease in advertising expenditures, reduced demand for the Company’s programming or the inability to obtain market ratings that adequately measure demand for the Company’s content on all platforms could lead to a reduction in pricing and advertising spending, which could have a material adverse effect on the Company’s business, financial condition or results of operations.

The failure to enter into or renew affiliation and carriage agreements on favorable terms, or at all, could have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company depends on affiliation and carriage arrangements that enable it to reach a large percentage of households through MVPDs and third party-owned television stations. The inability to enter into or renew MVPD arrangements on favorable terms, or at all, or the loss of carriage on MVPDs’ basic programming tiers could reduce the distribution of the Company’s owned and operated television stations and broadcast and cable networks, which could adversely affect the Company’s revenues from affiliate fees and its ability to sell national and local advertising time. The loss of favorable MVPD packaging, positioning, pricing or other marketing opportunities could also negatively impact the Company’s revenues from affiliate fees. These risks are exacerbated by consolidation among traditional MVPDs, their increased vertical integration into the cable or broadcast network business and their use of alternative technologies to offer their subscribers access to local broadcast network programming, which have provided traditional MVPDs with greater negotiating leverage. In addition, if the Company and an MVPD reach an impasse in contract renewal negotiations, the Company’s networks and owned and operated television stations could become unavailable to the MVPD’s subscribers (i.e., “go dark”), which, depending on the length of time and the size of the MVPD, could have a negative impact on the Company’s revenues from affiliate fees and advertising.

The Company also depends on the maintenance of affiliation agreements and license agreements with third party-owned television stations to distribute the FOX Network and MyNetworkTV in markets where the Company does not own television stations. Consolidation among television station group owners could increase their negotiating leverage and reduce the number of available distribution partners. There can be no assurance that these affiliation and license agreements will be renewed in the future on terms favorable to the Company. The inability to enter into affiliation or licensing arrangements with third-party owned television stations on favorable terms could reduce distribution of the FOX Network and MyNetworkTV and the inability to enter into such affiliation or licensing arrangements for the FOX Network on favorable terms could adversely affect the Company’s affiliate fee revenues and its ability to sell national advertising time.

In addition, the Company has arrangements through which it makes its content available for viewing through online video platforms. If these arrangements are not renewed on favorable or commercially reasonable terms or at all, it could adversely affect the Company’s revenues and operating results.

If the number of subscribers to MVPD services continues to decline or such declines accelerate, the Company’s affiliate fee and advertising revenues could be negatively affected.

As described above, changes in technology and consumer behavior have contributed to industry-wide declines in the number of subscribers to MVPD services, which have had a negative impact on the number of subscribers to the Company’s networks. These industry-wide subscriber declines are expected to continue and possibly accelerate in the future. The majority of the Company’s affiliation agreements with MVPDs are multi-year contracts that provide for payments to the Company that are based in part on the number of MVPD subscribers covered by the agreement. If declines in the number of MVPD subscribers are not fully offset by affiliate rate increases, the Company’s affiliate fee revenues will be negatively affected. Because MVPD subscriber losses could also decrease the potential audience for the Company’s networks, which is a critical factor affecting both the pricing and volume of advertising, future MVPD subscriber declines could also adversely impact the Company’s advertising revenues.

The Company is exposed to risks associated with weak economic conditions and increased volatility and disruption in the financial markets.

The U.S. economy is undergoing a period of weakness, which has had and may continue to have an adverse impact on the Company’s business, financial condition and results of operations. Factors that affect economic conditions include the rate of unemployment, the level of consumer confidence, changes in consumer spending habits, political and sociopolitical uncertainties and potential changes in trade relationships between the U.S. and other countries. The Company also faces risks associated with the impact of weak economic conditions on advertisers, affiliates, suppliers, wholesale distributors, retailers, insurers and others with which it does business.

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

The Company competes with other companies for high-quality content to reach large audiences and to generate advertising revenue. The Company also competes for distribution on MVPDs and other third-party digital platforms. The Company’s ability to attract viewers and advertisers and obtain favorable distribution depends in part on its ability to provide popular television programming and adapt to new technologies and distribution platforms, which are increasing the number of content choices available to audiences. The consolidation of advertising agencies, distributors and television service providers also has increased their negotiating leverage and made competition for audiences, advertising revenue, and distribution more intense. Competition for audiences and/or advertising comes from a variety of sources, including broadcast television networks; cable television systems and networks; Internet-delivered platforms such as SVOD and AVOD services and mobile, gaming and social media platforms; audio programming; and print and other media. Other television stations or cable networks may change their formats or programming, a new station or new network may adopt a format to compete directly with the Company’s stations or networks, or stations or networks might engage in aggressive promotional campaigns. Increased competition in the acquisition of programming may also affect the scope of rights we are able to acquire and the cost of such rights, and the future value of the rights we acquire or retain cannot be predicted with certainty. Entering into or renewing contracts for programming rights or acquiring additional rights may result in increased costs to the Company. With respect to long-term contracts for sports programming rights, our results of operations and cash flows over the term of a contract depend on a number of factors, including the strength of the advertising market, our audience size, the ability to secure distribution from and impose surcharges or obtain carriage on MVPDs for the content, and the timing and amount of our rights payments. There can be no assurance that revenue from acquired rights contracts will exceed our costs for the rights, as well as the other costs of producing and distributing the programming. There can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors or that competition or consolidation in the marketplace will not have a material adverse effect on its business, financial condition or results of operations.

Our business is dependent on the popularity of special sports events and the continued popularity of the sports leagues and teams for which we have programming rights.

Our sports business depends on the popularity and success of the sports franchises, leagues and teams for which we have acquired broadcast and cable network programming rights. If a sports league declines in popularity or fails to generate fan enthusiasm, this may negatively impact viewership and advertising and affiliate fee revenues received in connection with our sports programming. Our operating results may be impacted in part by special events, such as the NFL’s Super Bowl, which is broadcast on the FOX Network on a rotating basis with other networks, the MLB’s World Series and the FIFA World Cup, which occurs every four years (for each of women and men), and other regular and post-season sports events delivered to consumers on our broadcast television and cable networks. Our advertising and affiliate fee revenues are subject to fluctuations based on the dates of sports events and their availability for viewing through our broadcast television and cable networks and the popularity of the competing teams. For example, any decrease in the number of post-season games played in a sports league for which we have acquired broadcast programming rights, or the participation of a smaller-market sports franchise in post-season competition could result in lower advertising revenues for the Company. There can be no assurance that any sports league will continue to generate fan enthusiasm or provide the expected number of regular and post-season games for advertisers and customers alike, and the failure to do so could result in a material adverse effect on our business, financial condition and results of operations. Additionally, increased competition for the sale of sports event advertising time with other television networks, stations and other advertising platforms, such as digital media, radio and print, may adversely affect the Company’s revenues and operating results. A shortfall in the expected popularity of the sports events for which the Company has acquired rights, or in the volume of sports programming the Company expects to distribute, could adversely affect the Company’s advertising revenues in the near term and, over a longer period of time, adversely affect affiliate fee revenues.

The inability to renew programming rights, particularly sports programming rights, on sufficiently favorable terms, or at all, could cause the Company’s advertising and affiliate fee revenues to decline significantly in any given period or in specific markets.

We enter into long-term contracts for both the acquisition and the distribution of media programming and products, including contracts for the acquisition of programming rights for sports events and other programs, and contracts for the distribution of our programming to content distributors. Programming rights agreements, retransmission consent agreements, carriage contracts and affiliation agreements have varying durations and renewal terms that are subject to negotiation with other parties, the outcome of which is unpredictable. In addition, competition for popular programming rights, and sports programming rights in particular, that are licensed from third parties is intense, and the licenses have varying duration and renewal terms. Moreover, the value of these agreements may also be affected by various league decisions and/or league agreements that we may not be able to control, including a decision to alter the number, frequency and timing of regular and post-season games played during a season. As these contracts expire, we may seek renewals on favorable terms; however, third parties may outbid us for the rights contracts. The loss of rights or renewal on less favorable terms could impact the quality or quantity of the Company’s programs, in particular the sports coverage offered by the Company, its cable networks, broadcast stations and affiliates to the FOX Network, and could adversely affect the Company’s advertising and affiliate fee revenues. Upon renewal, the Company’s results could be adversely affected if escalations in programming rights costs are unmatched by increases in advertising and affiliate fee revenues. In addition, if the Company does not obtain exclusive rights to the programming it distributes, it could negatively impact the Company’s advertising and affiliate fee revenues.

Acceptance of the Company’s content by the public is difficult to predict, which could lead to fluctuations in revenues.

Television distribution is a speculative business since the revenues derived from the distribution of content depends primarily upon its acceptance by the public, which is difficult to predict. Low public acceptance of the Company’s content will adversely affect the Company’s results of operations. The commercial success of our programming also depends upon the quality and acceptance of other competing programming, the availability of a growing number of alternative forms of entertainment and leisure time activities, general economic conditions and their effects on consumer spending and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Moreover, we must often invest substantial amounts in programming and the acquisition of sports rights before we learn the extent to which the content will earn consumer acceptance. Competition for popular content, particularly for sports and entertainment programming, is intense, and the Company may need to increase the price paid for popular content rights. The Company’s failure to obtain or retain rights to popular content, or a decline in the ratings or popularity of the Company’s news, sports or entertainment television programming, which could be a result of the loss of talent or rights to certain programming, could adversely affect advertising revenues in the near term and, over a longer period of time, adversely affect affiliate fee revenues.

Damage to our brands, particularly the FOX brand, or our reputation could have a material adverse effect on our business, financial condition and results of operations.

Our brands, particularly the FOX brand, are among our most valuable assets. We believe that our brand image, awareness and reputation strengthen our relationship with consumers and contribute significantly to the success of our business. Maintaining, further enhancing and extending our brands may require us to make significant investments in marketing, programming or new products, services or events. These investments may not be successful. We may introduce new programming that is not popular with our consumers and advertisers, which may negatively affect our brands. To the extent our content, in particular our live news and sports programming and primetime entertainment programming, is not compelling to consumers, our ability to maintain a positive reputation may be adversely impacted. Governmental scrutiny and fines and significant negative claims or publicity regarding the Company or its operations, content, products, management, employees, practices, advertisers or other business partners may damage the Company’s reputation and brands, even if such claims are untrue. Furthermore, to the extent our marketing, customer service and public relations efforts are not effective or result in negative consumer reaction, our ability to maintain a positive reputation may likewise be adversely impacted. If we are not successful in maintaining or enhancing the image or awareness of our brands, or if our reputation is harmed for any reason, it could have a material adverse effect on our business, financial condition and results of operations.

Our investments in new businesses, products, services and technologies through acquisitions and other strategic investments present many risks, and we may not realize the financial and strategic goals we had contemplated, which could adversely affect our business, financial condition and results of operations.

We have acquired and invested in, and expect to continue acquiring and investing in, new businesses, products, services and technologies that complement, enhance or expand our current businesses or otherwise offer us growth opportunities. Such acquisitions and strategic investments may involve significant risks and uncertainties, including insufficient revenues from an investment to offset any new liabilities assumed and expenses associated with the investment; a failure of the investment or acquired business to perform as expected, meet financial projections or achieve strategic goals; a failure to further develop an acquired business, product, service or technology; unidentified issues not discovered in our due diligence that could cause us to not realize anticipated benefits or to incur unanticipated liabilities; difficulties in integrating the operations, personnel, technologies and systems of acquired businesses; the potential loss of key employees or customers of acquired businesses; the diversion of management attention from current operations; and compliance with new regulatory regimes. Because acquisitions and investments are inherently risky and their anticipated benefits or value may not materialize, our acquisitions and investments may adversely affect our business, financial condition and results of operations.

The Company is subject to complex laws, regulations, rules, industry standards, and contractual obligations related to privacy and personal data protection, which are evolving, inconsistent and potentially costly.

We are subject to U.S. federal and state laws, as well as laws from other countries, relating to the collection, use, disclosure, and security of personal information. For example, the California Consumer Privacy Act that became effective in January 2020 imposes new obligations on businesses’ collection, use, handling, and disclosure of personal information of California residents and imposes fines for noncompliance. The E.U. and other countries also have privacy and data security legislation, with significant penalties for violations, that may apply to the Company’s operations. New privacy and data protection laws continue to be introduced and interpretations of existing privacy laws, some of which may be inconsistent with one another, continue to evolve. Although the Company expends significant resources to comply with privacy and data protection laws, we may be subject to regulatory or other legal action despite these efforts. Any such action could result in damage to our reputation or brands, loss of customers or revenue, and other negative impacts to our operations. The Company may also be subject to liability under relevant contractual obligations and may be required to expend significant resources to defend, remedy and/or address any claims. The Company may not have adequate insurance coverage to compensate it for any losses that may occur. For more information, see Item 1, “Government Regulation – Privacy and Information Regulation.”

The degradation, failure or misuse of the Company’s network and information systems and other technology could cause a disruption of services or improper disclosure of personal data or other confidential information, resulting in increased costs, liabilities or loss of revenue.

Disruptions to our computer network and information systems, such as computer hacking and phishing, theft, computer viruses, ransomware, worms or other destructive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, as well as power outages, natural or other disasters (including extreme weather), terrorist activities or human error, may affect our network and information systems (including those of our vendors) and could result in disruption of our services, misappropriation, misuse, alteration, theft, loss, leakage, falsification, and accidental or premature release or improper disclosure of confidential or other information, including intellectual property and personal data contained on such network and systems. While we continue to develop, implement and maintain security measures seeking to prevent unauthorized access to or misuse of our network and information systems, such efforts are costly, require ongoing monitoring and updating and may not be successful in preventing these events from occurring given that the techniques used to access, disable or degrade service or sabotage systems change frequently and become more sophisticated and targeted. The Company’s high profile sports and entertainment programming and its extensive news coverage of elections, sociopolitical events and public controversies subject us to heightened cybersecurity risks. Although no cybersecurity incident has been material to the Company’s businesses to date, we expect to continue to be subject to cybersecurity threats and there can be no assurance that we will not experience a material incident. Any cybersecurity incidents could result in a disruption of our operations, customer or advertiser dissatisfaction, damage to our reputation or brands, regulatory investigations, claims, lawsuits or loss of customers or revenue, and the Company may also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and may be required to expend significant resources to defend, remedy and/or address any incidents. The Company may not have adequate insurance coverage to compensate it for any losses that may occur.

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

The Company’s business depends upon the continued efforts, abilities and expertise of its Executive Chairman and Chief Executive Officer Lachlan K. Murdoch, Chairman K. Rupert Murdoch, and other key employees and news, sports and entertainment personalities. The Company believes that the unique combination of skills and experience possessed by its executive officers would be difficult to replace and that the loss of its executive officers could have a material adverse effect on the Company, including the impairment of the Company’s ability to execute its business strategy. Additionally, the Company employs or independently contracts with several news, sports and entertainment personalities with significant, loyal audiences. News, sports and entertainment personalities are sometimes significantly responsible for the ranking of programming on a television station or cable network and, therefore, a significant influence on the ability of the station or network to sell advertising. The Company’s broadcast television stations and cable networks deliver programming with highly regarded on-air talent who are important to attracting and retaining audiences for the distributed news, sports and entertainment content. There can be no assurance that these news, sports and entertainment personalities will remain with us or will retain their current appeal, or that the costs associated with retaining this and new talent will be favorable or acceptable to us. If the Company fails to retain or attract these news, sports and entertainment personalities and talent or they lose their current audiences or advertising partners, the Company’s business, financial condition and results of operations could be adversely affected.

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

In addition, our broadcast television and cable networks have programming rights agreements of varying scope and duration with various sports leagues to broadcast and produce sports events, including certain college football and basketball, NFL and MLB games. Any labor disputes that occur in any sports league for which we have the rights to broadcast live games or events may preclude us from airing or otherwise distributing scheduled games or events, resulting in decreased revenues, which could adversely affect our business, revenue and results of operations.

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

The Company owns broadcast station licensees in connection with its ownership and operation of U.S. television stations. Under the Communications Act of 1934, as amended, which we refer to as the Communications Act, and the FCC rules, without the FCC’s prior approval, no broadcast station licensee may be owned by a corporation if more than 25% of its stock is owned or voted by non-U.S. persons, their representatives, or by any other corporation organized under the laws of a foreign country. The Company’s amended and restated certificate of incorporation authorizes the Board of Directors to take action to prevent, cure or mitigate the effect of stock ownership above the applicable foreign ownership threshold, including: refusing to permit any transfer of common stock to or ownership of common stock by a

non-U.S. stockholder; voiding a transfer of common stock to a non-U.S. stockholder; suspending rights of stock ownership if held by a non-U.S. stockholder; or redeeming common stock held by a non-U.S. stockholder. We are currently in compliance with applicable U.S. law and continue to monitor our foreign ownership based on our assessment of the information reasonably available to us, but we are not able to predict whether we will need to take action pursuant to our amended and restated certificate of incorporation. The FCC could review the Company’s compliance with applicable U.S. law in connection with its consideration of the Company’s renewal applications for licenses to operate the broadcast stations the Company owns.

The failure or destruction of satellites or transmitter facilities the Company depends on to distribute its programming could materially adversely affect its businesses and results of operations, as could changes in FCC regulations governing the availability and use of satellite transmission spectrum.

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

In accordance with GAAP, the Company performs an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets, including FCC licenses. The Company also continually evaluates whether current factors or indicators, such as the prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets, as well as other investments and other long-lived assets. Any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of our programming could lead to a downward revision in the fair value of certain reporting units. A downward revision in the fair value of a reporting unit, indefinite-lived intangible assets, programming rights, investments or long-lived assets could result in a non-cash impairment charge. Any such charge could be material to the Company’s reported net earnings.

Certain of the Company’s directors and officers may have actual or potential conflicts of interest because of their equity ownership in News Corp, and certain of the Company’s officers and directors may have actual or potential conflicts of interest because they also serve as officers and/or on the board of directors of News Corp.

Certain of the Company’s directors and executive officers own shares of common stock of News Corporation, which we refer to as News Corp, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of the Company’s officers and directors also serve as officers and/or as directors of News Corp, including our Chairman, K. Rupert Murdoch, who serves as News Corp’s Executive Chairman, and our Executive Chairman and Chief Executive Officer, Lachlan K. Murdoch, who serves as News Corp’s Co-Chairman. This ownership of or service to both companies may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for News Corp and the Company. In addition to any other arrangements that the Company and News Corp may agree to implement, the Company and News Corp have agreed that officers and directors who serve at both companies will recuse themselves from decisions where conflicts arise due to their positions at both companies.

Our amended and restated by-laws acknowledge that our directors and officers, as well as certain of our stockholders, including K. Rupert Murdoch, certain members of his family and certain family trusts (so long as such persons continue to own, in the aggregate, 10% or more of the voting stock of each of News Corp and the Company), each of which we refer to as a covered stockholder, are or may become stockholders, directors, officers, employees or agents of News Corp and certain of its affiliates. Our amended and restated by-laws provide that any such overlapping person will not be liable to us, or to any of our stockholders, for breach of any fiduciary duty that would otherwise exist because such individual directs a corporate opportunity to News Corp instead of us. The provisions in our amended and restated by-laws could result in an overlapping person submitting any corporate opportunities to News Corp instead of us.

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

These provisions could discourage potential acquisition proposals and could delay or prevent a change in control of the Company, even in the case where a majority of the stockholders may consider such proposals, if effective, desirable.

Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the outstanding FOX class A common stock and 39.1% of FOX class B common stock, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional less than one percent of FOX class B common stock and approximately one percent of FOX class A common stock. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate approximately one percent of FOX class A common stock and 39.7% of FOX class B common stock.

This concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, the ownership concentration of FOX class B common stock by the Murdoch Family Trust increases the likelihood that proposals submitted for stockholder approval that are supported by the Murdoch Family Trust will be adopted and proposals that the Murdoch Family Trust does not support will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of FOX class B common stock. Furthermore, the adoption of the stockholder rights agreement prevents, unless the Company’s board of directors otherwise determines at the time, other potential stockholders from acquiring a similar ownership position in the Company’s class B common stock and, accordingly, could prevent a meaningful challenge to the Murdoch Family Trust’s influence over matters submitted for stockholder approval.

On November 6, 2019, the Company announced that its Board of Directors approved a $2 billion stock repurchase program for the FOX class A common stock and FOX class B common stock, which could increase the percentage of FOX class B common stock held by the Murdoch Family Trust. At the same time, the Company also announced that it had entered into a stockholders agreement by and between the Company and the Murdoch Family Trust pursuant to which the Company and the Murdoch Family Trust have agreed not to take actions that would result in the Murdoch Family Trust and Murdoch family members together owning more than 44% of the outstanding voting power of the shares of FOX class B common stock or would increase the Murdoch Family Trust’s voting power by more than 1.75% in any rolling 12-month period. The Murdoch Family Trust would forfeit votes to the extent necessary to ensure that the Murdoch Family Trust and the Murdoch family collectively do not exceed 44% of the outstanding voting power of the Class B shares, except where a Murdoch family member votes their own shares differently from the Murdoch Family Trust on any matter.

Risks Related to the Company’s Separation from 21CF

The Company may be unable to achieve some or all of the benefits it expects to achieve as a standalone, publicly traded company.

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

The Company historically operated as part of 21CF’s broader corporate organization, and 21CF provided various corporate services for us, including information technology, tax administration, treasury activities, accounting, benefits administration, legal and ethics and compliance program administration. Following the Transaction, 21CF has no obligation to provide us with assistance other than the transition services under the transition services agreements entered into in connection with the Transaction. These transition services include broadcast operations, sports production, information systems and technology (enterprise, infrastructure, operations and digital), finance and accounting and other corporate services. Generally, the services provided under the transition services agreements are provided at cost for a period not exceeding two years. During this period, we depend on 21CF for these services and are subject to the risk of 21CF not properly performing its obligations under an agreement. If 21CF is not in compliance with its obligations and following the expiration of the term for a specific service under a transition services agreement, the Company will need to provide the services internally or obtain them from third parties. The Company may be unable to replace these services in a timely manner or on terms and conditions as favorable as those the Company receives from 21CF. The Company is in the process of upgrading its systems, including information technology, and implementing additional financial and management controls, reporting systems and procedures. The Company has incurred and expects to incur additional expenses related to these steps, and these expenses may be significant. The Company may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently, or may incur additional costs that could adversely affect the Company’s business. If the Company is unable to upgrade its financial and management controls, reporting systems, information technology systems and procedures in a timely and effective fashion, or if the Company fails to obtain the quality of services necessary to operate effectively or incur greater costs in obtaining the services being provided by 21CF, the Company’s ability to comply with its financial reporting requirements and other rules applicable to public companies could be impaired and the Company’s business, financial condition or results of operations could be adversely affected.

The Company has a limited operating history as a standalone, publicly traded company, and the Company’s historical financial information for periods prior to the date of the Transaction is not necessarily representative of the results the Company would have achieved as a standalone, publicly traded company and may not be a reliable indicator of the Company’s future results.

The Company derived the historical financial information for periods prior to the date of the Transaction (the “Pre-Transaction Periods”) included in this Annual Report from 21CF’s consolidated financial statements, and this information does not necessarily reflect the results of operations and financial position the Company would have achieved as a standalone, publicly traded company during the Pre-Transaction Periods presented, or those that it will achieve in the future. This is primarily because of the following factors:

•

Prior to the Transaction, the Company operated as part of 21CF’s broader corporate organization, and 21CF provided various corporate services for the Company, including information technology, tax administration, treasury activities, accounting, benefits administration, legal and ethics and compliance program administration. The Company’s historical financial information for the Pre-Transaction Periods reflects allocations of corporate expenses from 21CF for these and similar services. These allocations may not reflect the costs the Company currently incurs, and will incur in the future, resulting from changes the Company has experienced, and expects to experience, in establishing itself as a standalone, publicly traded company, including changes in the Company’s cost structure, personnel needs, tax structure, financing and business operations.

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

Therefore, the Company’s historical financial statements relating to the Pre-Transaction Periods may not be indicative of the Company’s performance as a standalone, publicly traded company.

The indemnification arrangements the Company entered into with 21CF in connection with the Transaction may require the Company to divert cash to satisfy indemnification obligations to 21CF. The indemnification from 21CF may not be sufficient to insure the Company against the full amount of liabilities that have been allocated to 21CF.

Pursuant to the agreements the Company and 21CF entered into in connection with the Transaction, 21CF will indemnify the Company for certain liabilities and the Company will indemnify 21CF for certain liabilities. Payments pursuant to these indemnities may be significant and could negatively impact our business. Third parties could also seek to hold the Company responsible for any of the liabilities of the businesses that were retained by 21CF in connection with the Transaction. 21CF has agreed to indemnify the Company for such liabilities, but such indemnity from 21CF may not be sufficient to protect the Company against the full amount of such liabilities, and 21CF may not be able to fully satisfy its indemnification obligations. Moreover, even if the Company ultimately succeeds in recovering from 21CF any amounts for which it is held liable, the Company may be temporarily required to bear these losses itself. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows.

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

FOX owns the FOX Studio Lot in Los Angeles, California. The historic lot is located on over 50 acres of land and has over 1.85 million square feet of space for both administration and production/post-production services available to service a wide array of industry clients, including four scoring and mixing stages, two broadcast studios, 15 sound stages, theaters and screening rooms, edit bays, and other production facilities. The FOX Studio Lot provides two primary revenue streams — the lease of a portion of the office space to 21CF and the operation of studio facilities and sound stages for third party productions, which until 2026 will predominantly be Disney productions.

In addition to the FOX Studio Lot in Los Angeles, California, FOX also owns and leases various real properties in the U.S. that are utilized in the conduct of its businesses. Each of these properties is considered to be in good condition, adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations. FOX’s policy is to improve and replace property as considered appropriate to meet the needs of the individual operations.

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

Profits Participants Litigation

In November 2015, Wark Entertainment, Inc., Temperance Brennan, L.P., Snooker Doodle Productions, Inc., and Bertha Blue, Inc. filed lawsuits against 21CF, Fox Entertainment Group, Twentieth Century Fox Film Corporation, Twentieth Century Fox Television (“TCFTV”), and Fox Broadcasting Corporation in the Superior Court of Los Angeles alleging improprieties relating to profits participation payments for the Bones television show. During the fiscal year ended June 30, 2020, Disney as successor to 21CF, Fox Entertainment Group, Twentieth Century Fox Film Corporation, and TCFTV, settled with the plaintiffs and with other non-party Bones profits participants, and the Company contributed approximately $58 million to those settlements.

FOX News

The Company’s FOX News business and certain of its current and former employees have been subject to allegations of sexual harassment and discrimination on the basis of sex and race. The Company has resolved many of these claims and is contesting other claims in litigation. The Company has also received regulatory and investigative inquiries relating to these matters. To date, none of the amounts paid in settlements or reserved for pending or future claims is material, individually or in the aggregate, to the Company. The amount of liability, if any, that may result from these or related matters cannot be estimated at this time. However, the Company does not currently anticipate that the ultimate resolution of any such pending matters will have a material adverse effect on its business, financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Fox Corporation’s Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), are listed and traded on The Nasdaq Global Select Market under the symbols “FOXA” and “FOX,” respectively. As of June 30, 2020, there were approximately 18,500 holders of record of shares of Class A Common Stock and approximately 4,900 holders of record of shares of Class B Common Stock.

Below is a summary of the Company’s repurchases of its Class A Common Stock and Class B Common Stock during fiscal 2020:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
Total first quarter fiscal 2020
Class A common stock	-	$-
Class B common stock	-	-
Total second quarter fiscal 2020
Class A common stock(d)	8,002,286	36.05
Class B common stock	2,160,455	35.64
Total third quarter fiscal 2020
Class A common stock(d)	3,882,180	34.28
Class B common stock	2,934,841	34.56
Total fourth quarter fiscal 2020
Class A common stock	-	-
Class B common stock	-	-
Total fiscal 2020
Class A common stock(d)	11,884,466
Class B common stock	5,095,296
	16,979,762		$1,400

(a)	The Company has not made any purchases of Common Stock other than in connection with the publicly announced stock repurchase program described below.
(b)	These amounts exclude any fees, commissions or other costs associated with the share repurchases.
(c)

On November 6, 2019, the Company announced that its Board of Directors had authorized a stock repurchase program providing for the repurchase of $2 billion of the Company’s Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time.

(d)

In connection with the stock repurchase program, the Company entered into an accelerated share repurchase (“ASR”) agreement to repurchase $350 million of Class A Common Stock in November 2019. In accordance with the ASR agreement, in November 2019, the Company paid a third-party financial institution $350 million and received an initial delivery of approximately eight million shares of Class A Common Stock, representing 80% of the shares expected to be repurchased under the ASR agreement, at a price of $34.99 per share. Upon settlement of the ASR agreement in January 2020, the Company received a final delivery of approximately two million shares of Class A Common Stock. The final number of shares purchased under the ASR agreement was determined using a price of $36.05 per share (the volume-weighted average market price of the Class A Common Stock during the term of the ASR agreement less a discount) (See Note 11—Stockholders’ Equity to the accompanying Consolidated and Combined Financial Statements of FOX under the heading “Stock Repurchase Program” for more information).

In total, the Company repurchased approximately 17 million shares of Common Stock for $600 million during fiscal 2020.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated and combined financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	For the years ended June 30,
	2020(a)	2019(a)	2018(a)	2017(b)	2016(c)
	(in millions, except per share data)
STATEMENT OF OPERATIONS DATA
Revenues	$12,303	$11,389	$10,153	$9,921	$8,894
Net income attributable to Fox Corporation stockholders	$999	$1,595	$2,187	$1,372	$1,072
Net income attributable to Fox Corporation stockholders per share - basic(d)	$1.63	$2.57	$3.52	$2.21	$1.73
Net income attributable to Fox Corporation stockholders per share - diluted(d)	$1.62	$2.57	$3.52	$2.21	$1.73
Cash dividend per share	$0.46	$0.23	$-	$-	$-

	As of June 30,
	2020	2019	2018	2017	2016
	(in millions)
BALANCE SHEET DATA
Cash and cash equivalents	$4,645	$3,234	$2,500	$19	$37
Total assets	21,750	19,509	13,121	10,348	10,315
Borrowings	7,946	6,751	-	-	-
Fox Corporation stockholders' equity	10,094	9,947	9,594	6,093	6,403

(a)

See Notes 1, 2, 3, 4, 5 and 21 to the accompanying Consolidated and Combined Financial Statements of FOX for information with respect to significant acquisitions, disposals, accounting changes, restructuring charges, programming write-downs and other transactions during fiscal 2020, 2019 and 2018.

(b)

In fiscal 2017, FOX recorded restructuring charges of $160 million primarily related to costs in connection with management and employee transitions and restructuring at the Cable Network Programming segment.

In fiscal 2017, FOX recorded approximately $50 million of costs related to settlements of claims arising out of allegations of sexual harassment and discrimination at the Company’s FOX News business which was included in Other, net in the Combined Statement of Operations for fiscal 2017 (See Note 14—Commitments and Contingencies to the accompanying Consolidated and Combined Financial Statements of FOX under the heading “FOX News”).

(c)

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

(d)

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

Pursuant to the 21CF Disney Merger Agreement, immediately prior to the Distribution, the Company paid to 21CF a dividend in the amount of $8.5 billion (the “Dividend”). The final determination of the taxes in respect of the Separation and the Distribution for which the Company is responsible pursuant to the 21CF Disney Merger Agreement and a prepayment of the estimated taxes in respect of divestitures (collectively, the “Transaction Tax”) was $6.5 billion. Following the Distribution, on March 20, 2019 the Company received a cash payment in the amount of $2.0 billion from Disney, which had the net effect of reducing the Dividend the Company paid to 21CF. The Transaction Tax included a prepayment of the Company’s share of the estimated tax liabilities resulting from the anticipated divestitures by Disney of certain assets, principally the FOX Sports Regional Sports Networks, which were sold by Disney during calendar year 2019. This prepayment was in the amount of approximately $700 million and is subject to adjustment in the future, when the actual amounts of all such tax liabilities are reported on the federal income tax returns of Disney or a subsidiary of Disney (See Note 22—Subsequent Events to the accompanying Financial Statements).

As a result of the Separation and the Distribution, which was a taxable transaction for which the estimated tax liability of $5.8 billion was included in the Transaction Tax paid by the Company, FOX obtained a tax basis in its assets equal to their respective fair market values. This resulted in estimated annual tax deductions of approximately $1.5 billion, principally over the next several years related to the amortization of the additional tax basis. This amortization is estimated to reduce the Company’s annual cash tax liability by $370 million per year at the current combined federal and state applicable tax rate of approximately 25%. Such estimates are subject to revisions, which could be material, based upon the occurrence of future events including, among other things, a refund of the prepayment discussed above.

In connection with the Separation, the Company entered into several agreements that govern certain aspects of the Company’s relationship with 21CF and Disney following the Separation. These include the Separation Agreement, a tax matters agreement, transition services agreements, as well as agreements relating to intellectual property licenses, employee matters, commercial arrangements and a studio lot lease (See Note 1—Description of Business and Basis of Presentation to the accompanying Financial Statements under the heading “The Distribution” for additional information).

Basis of Presentation

The Company’s financial statements as of and for the years ended June 30, 2020 and 2019 are presented on a consolidated basis. The Company’s consolidated financial statements for the year ended June 30, 2020 reflect the Company’s results of operations and cash flows as a standalone company, and the Company’s Consolidated Balance Sheets as of June 30, 2020 and 2019 consist of the Company’s consolidated balances.

Prior to the Distribution, which occurred on March 19, 2019, the Company’s combined financial statements were prepared on a standalone basis, derived from the consolidated financial statements and accounting records of 21CF. The Company’s financial statements for the year ended June 30, 2018 are presented on a combined basis as the Company was not a separate consolidated group prior to the Distribution. These financial statements reflect the combined historical results of operations, financial position and cash flows of 21CF’s domestic news, national sports and broadcast businesses and certain other assets and liabilities associated with such businesses.

The Consolidated and Combined Statements of Operations for the years ended June 30, 2019 and 2018 include, for the periods prior to March 19, 2019, allocations for certain support functions that were provided on a centralized basis within 21CF prior to the Distribution and not recorded at the business unit level, such as certain expenses related to finance, legal, insurance, information technology, compliance and human resources management activities, among others. 21CF did not routinely allocate these costs to any of its business units. These expenses were allocated to FOX on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, headcount or other relevant measures. Management believes the assumptions underlying the financial statements, including the assumptions regarding allocating general corporate expenses from 21CF, are reasonable. Nevertheless, the financial statements may not include all of the actual expenses that would have been incurred by FOX and may not reflect FOX’s consolidated results of operations, financial position and cash flows had it been a standalone company during the entirety of the periods presented. Actual costs that would have been incurred if FOX had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred either during the fiscal year ended June 30, (“fiscal”) 2020 or early fiscal 2021 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for fiscal 2020, 2019 and 2018. This analysis is presented on both a consolidated/combined and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for fiscal 2020, 2019 and 2018, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of June 30, 2020. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

•

Critical Accounting Policies—This section discusses accounting policies considered important to the Company’s financial condition and results of operations, and which require significant judgment and estimates on the part of management in application. In addition, Note 2—Summary of Significant Accounting Policies to the accompanying Financial Statements summarizes the Company’s significant accounting policies, including the critical accounting policy discussion found in this section.

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

•

Television, which principally consists of the acquisition, marketing and distribution of broadcast network programming nationally under the FOX brand and the operation of 29 full power broadcast television stations, including 11 duopolies, in the U.S. Of these stations, 18 are affiliated with the FOX Network, 10 are affiliated with MyNetworkTV and one is an independent station. The Television segment also includes Tubi, Inc. (“Tubi”), a free advertising-supported video-on-demand (“AVOD”) service.

•

Other, Corporate and Eliminations, which principally consists of the FOX Studio Lot, Credible Labs Inc. (“Credible”), corporate overhead costs and intracompany eliminations. The FOX Studio Lot, located in Los Angeles, California, provides television and film production services along with office space, studio operation services and includes all operations of the facility. Credible is a U.S. consumer finance marketplace.

Cable Network Programming and Television

The cable network programming and television industries continue to evolve rapidly, with changes in technology leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior as consumers seek more control over when, where and how they consume content. Consumer preferences have evolved toward alternative offerings, such as subscription video-on-demand (“SVOD”) services, AVOD services, mobile and social media platforms. These changes in technologies and consumer behavior have contributed to declines in the number of subscribers to traditional MVPD services, and these declines are expected to continue and possibly accelerate in the future.

At the same time, technological changes have affected advertisers’ options for reaching their target audiences. There has been a substantial increase in the availability of programming with reduced advertising or without advertising at all. As consumers switch to digital consumption of video content, there is still to be developed a consistent, broadly accepted measure of audiences across the industry. Furthermore, the pricing and volume of advertising may be affected by shifts in spending from more traditional media and toward digital and mobile offerings, which can deliver targeted advertising more promptly, or toward newer ways of purchasing advertising.

Given these changes in technology and consumption habits, the Company believes its strength in “appointment-based” content provides the Company with a strategic advantage. FOX differentiates itself from its competitors by focusing on audiences at a meaningful scale watching premium content in real-time and by attracting sales from advertising customers who want to reach larger audiences within specified time parameters. As the share of live news and sports consumption has increased across television viewing overall from approximately 23% of all live viewership in calendar 2015 to approximately 31% in calendar 2019, FOX has strategically built one of the most-followed news and sports platforms in the country. Real-time consumption of live news and sports programming has increased approximately 6% from 2015 to 2019. FOX’s franchises are leaders in these growing categories, generating strong demand from both advertisers and traditional and digital MVPDs. As viewers increasingly move toward ad-free or delayed viewing, we believe the scale of our live audiences and premium nature of the content we deliver across our channels increasingly differentiate us from our competitors. Audiences engage with FOX’s content in real-time and, as a result, our offerings have become more valuable to distributors and advertisers, leading to higher revenues for FOX. In addition, we have expanded the distribution of our premium content across digital MVPDs. All of our key networks are offered in all major digital MVPD services and we are cultivating direct interactions between FOX brands and consumers outside of traditional linear television.

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

The Company’s Cable Network Programming and Television segments derive a majority of their revenues from affiliate fees for the transmission of content and advertising sales. For fiscal 2020, the Company generated revenues of $12.3 billion, of which approximately 48% was generated from affiliate fees, approximately 43% was generated from advertising, and approximately 9% was generated from other operating activities.

Affiliate fees primarily include (i) monthly subscriber-based license and retransmission consent fees paid by programming distributors that carry our cable networks and our owned and operated television stations and (ii) fees received from television stations that are affiliated with the FOX Network. U.S. law governing retransmission consent provides a mechanism for the television stations owned by the Company to seek and obtain payment from traditional MVPDs who carry the Company’s broadcast signals.

Affiliate fee revenues are net of the amortization of cable distribution investments (capitalized fees paid to MVPDs typically to facilitate the carriage of a cable network). The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period. Traditional MVPDs are currently the predominant means of distribution of the Company’s program services, while digital MVPDs have become an increasingly significant share of overall distribution.

Revenues are impacted by rate changes, changes in the number of subscribers to the Company’s content and changes in the expenditures by advertisers, which continue to be impacted by coronavirus disease 2019 (“COVID-19”) as discussed below. In addition, advertising revenues are subject to seasonality and cyclicality as a result of the impact of state, congressional and presidential elections cycles and special events that air on the Company’s networks, including the National Football League’s (“NFL”) Super Bowl, which is broadcast on the FOX Network on a rotating basis with other networks, Major League Baseball’s (“MLB”) World Series, and the Fédération Internationale de Football Association (“FIFA”) World Cup, which occurs every four years (for each of women and men), and other regular and post-season sports events, including one NFL Divisional playoff game that is aired on a rotating annual basis with another network.

The most significant operating expenses of the Cable Network Programming segment and the Television segment are acquisition and production expenses related to programming, marketing and promotional expenses, and expenses related to broadcasting the Company’s programming. Marketing and promotional expenses relate to improving the market visibility and awareness of the cable network or broadcaster and its programming. Consistent with advertising revenues, sports programming and production expenses are subject to seasonality and cyclicality due to the timing of sports events as discussed above. Additional expenses include salaries, employee benefits, rent and other routine overhead expenses.

The Company’s advertising revenues and operating expenses are generally higher and operating cash flows are generally lower in the second quarter of each fiscal year due to the concentration of sports events in the fall, including the broadcast of MLB’s World Series and NFL and college football games.

The profitability of U.S. national sports contracts is based on the Company’s best estimates at June 30, 2020 of attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline materially from estimates applied at June 30, 2020, amortization of rights may be accelerated. Should revenues improve as compared to estimated revenues, the Company may have improved results related to the applicable contract, which may be recognized over the remaining contract term.

Other, Corporate and Eliminations

The Other, Corporate and Eliminations segment consists primarily of the FOX Studio Lot, Credible, corporate overhead costs and intracompany eliminations.

Other Business Developments

The outbreak of the COVID-19 pandemic has resulted in widespread and continuing negative impacts on the macroeconomic environment and disruption to the Company’s business. Weak economic conditions and increased volatility and disruption in the financial markets pose risks to the Company and its business partners, including advertisers whose expenditures tend to reflect overall economic conditions. The COVID-19 pandemic has caused some of the Company’s advertisers (including, in particular, local market advertisers) to reduce their spending, and future declines in the economic prospects of advertisers or the economy in general could negatively impact their advertising expenditures further. Depending on the duration and severity of the recession, it could lead to changes in consumer behavior, including increasing numbers of consumers canceling or foregoing subscriptions to MVPD services, that adversely affect the Company’s affiliate fee and advertising revenues. In addition, the Company’s business depends on the volume and popularity of the content it distributes, particularly sports content. Following the COVID-19 outbreak, sports events to which the Company has broadcast rights have been cancelled or postponed and the production of certain entertainment content the Company distributes has been suspended. Although some of these sports events and productions have resumed or are expected to resume during the first quarter of fiscal 2021, there may be additional content disruptions in the future. Depending on their duration and severity, these disruptions could materially adversely affect the Company’s future advertising revenues and, over a longer period of time, its future affiliate fee revenues. To the extent the pandemic further negatively impacts the Company’s ability to air sports events, particularly MLB, NFL or college sports, it could result in a significantly greater adverse effect on the Company’s business, financial condition or results of operations than the Company has experienced thus far. In addition, shifting sports schedules may negatively impact the Company’s ability to attract viewers and advertisers to its sports and entertainment programming. Principally due to the impact of COVID-19, the Company’s Television segment experienced a 29% decline in advertising revenue in the quarter ended June 30, 2020. If current trends in Television segment advertising demand continue for the entire first quarter of fiscal 2021, the Company expects advertising revenue at the Television segment to decrease approximately $230 million to $250 million, or approximately 30%, as compared to the corresponding period of fiscal 2020. This is due to the ongoing impact of COVID-19, including continued weakness in the local advertising market in which the FOX Television Stations operate, fewer hours of original entertainment programming and fewer college football games, as well as certain comparative items including the timing of NFL games and the absence of the prior year broadcast of the FIFA Women’s World Cup, partially offset by higher cyclical political advertising and the impact of the consolidation of Tubi. If there is a significant decline in the Company’s estimated revenues or the expected popularity of its programming, it could lead to a downward revision in the value of, among other things, the Company’s reporting units, indefinite-lived intangible assets, programming rights and long-lived assets and result in a non-cash impairment charge that is material to the Company’s reported net earnings.

In April 2020, the Company acquired Tubi, an AVOD service, for approximately $445 million in cash (the “Tubi Acquisition”), net of cash acquired. Potential additional consideration, in the form of deferred consideration and unvested options, totaling approximately $45 million may be due over a three-year period following the closing of the transaction and will be recognized as compensation expense over that period. The Company financed the Tubi Acquisition principally with the net proceeds from the sale of its investment in Roku, Inc. (“Roku”), which was sold for approximately $340 million in March 2020 (See Note 3—Acquisitions, Disposals and Other Transactions to the accompanying Financial Statements under the heading “Roku” for further discussion).

In March 2020, the Company acquired three television stations (FOX-affiliate KCPQ and MyNetworkTV-affiliate KZJO located in Seattle, Washington and FOX-affiliate WITI located in Milwaukee, Wisconsin) for approximately $350 million in cash from Nexstar Media Group, Inc. (“Nexstar”). As part of this transaction, the Company sold Nexstar two television stations (FOX-affiliate WJZY and MyNetworkTV-affiliate WMYT located in Charlotte, North Carolina) for approximately $45 million in cash (See Note 3—Acquisitions, Disposals and Other Transactions to the accompanying Financial Statements under the heading “Television Stations Acquisition and Divestiture” for further discussion).

On November 6, 2019, the Company announced that its Board of Directors had authorized a stock repurchase program providing for the repurchase of $2 billion of the Company’s Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time. The Company also announced that it had entered into an accelerated share repurchase agreement to repurchase $350 million of Class A Common Stock and announced its intention to promptly repurchase $150 million of Class B Common Stock. At the same time, the Company announced that it had entered into a stockholders agreement with the Murdoch Family Trust (See Note 11—Stockholders’ Equity to the accompanying Financial Statements under the headings “Stock Repurchase Program” and “Stockholders Agreement” for further discussion).

In October 2019, Flutter Entertainment plc (“Flutter”) and The Stars Group Inc. (“The Stars Group”) announced that they had reached agreement on the terms of a recommended all-share combination to create a global leader in sports betting and gaming (the “Combination”) and, in May 2020, the Combination was completed. As part of the agreement, FOX Sports received the right to acquire an approximately 18.5% equity interest in FanDuel Group, a majority-owned subsidiary of Flutter, at its market value in 2021 (structured as a 10-year option from 2021, subject to a carrying value adjustment). In May 2020, the Company invested an additional approximately $100 million in Flutter, which increased the Company’s equity interest in Flutter to approximately 3%.

In October 2019, the Company acquired 67% of the equity in Credible for approximately $260 million in cash, net of cash acquired (See Note 3—Acquisitions, Disposals and Other Transactions to the accompanying Financial Statements under the heading “Credible Acquisition” for further discussion).

RESULTS OF OPERATIONS

Results of Operations—Fiscal 2020 versus Fiscal 2019

The following table sets forth the Company’s operating results for fiscal 2020, as compared to fiscal 2019:

	For the years ended June 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$5,908	$5,512	$396	7%
Advertising	5,333	5,056	277	5%
Other	1,062	821	241	29%
Total revenues	12,303	11,389	914	8%
Operating expenses	(7,807)	(7,327)	(480)	(7)%
Selling, general and administrative	(1,741)	(1,419)	(322)	(23)%
Depreciation and amortization	(258)	(212)	(46)	(22)%
Impairment and restructuring charges	(451)	(26)	(425)	**
Interest expense	(369)	(203)	(166)	(82)%
Interest income	35	41	(6)	(15)%
Other, net	(248)	(19)	(229)	**
Income before income tax expense	1,464	2,224	(760)	(34)%
Income tax expense	(402)	(581)	179	31%
Net income	1,062	1,643	(581)	(35)%
Less: Net income attributable to noncontrolling interests	(63)	(48)	(15)	(31)%
Net income attributable to Fox Corporation stockholders	$999	$1,595	$(596)	(37)%

**	not meaningful

Overview—The Company’s revenues increased 8% for fiscal 2020, as compared to fiscal 2019, due to higher affiliate fee, advertising and other revenues. The increase in affiliate fee revenue was primarily due to higher average rates per subscriber and higher fees received from television stations that are affiliated with the FOX Network, partially offset by the impact of a lower average number of subscribers. The increase in advertising revenue was primarily due to the broadcast of the NFL’s Super Bowl LIV, higher pricing and higher digital advertising revenue, including the impact of the consolidation of Tubi, partially offset by the impact of COVID-19 (including a decline in the local advertising market and the postponement of live sports events), lower political advertising revenue at the FOX Television Stations due to the U.S. midterm elections in November 2018, the effect of fewer broadcasts of FIFA World Cup events and one less NFL Divisional playoff game. The increase in other revenues was primarily due to the impact of the consolidation of Bento Box Entertainment, LLC (“Bento Box”) and Credible in fiscal 2020 and revenues generated from the operation of the FOX Studio Lot for third parties.

Operating expenses increased 7% for fiscal 2020, as compared to fiscal 2019, primarily due to higher sports programming rights amortization and production costs at the Television segment, including Super Bowl LIV costs, the impact of the consolidation of Bento Box, Credible and Tubi, the recognition of a write-down of approximately $95 million related to programming rights as compared to approximately $55 million in the prior year (See Note 5—Inventories, net to the accompanying Financial Statements) and higher broadcast costs related to operating as a standalone public company. Partially offsetting the increase in operating expenses was the broadcast of fewer sports events as a result of COVID-19, fewer broadcasts of FIFA World Cup events and one less NFL Divisional playoff game.

Selling, general and administrative expenses increased 23% for fiscal 2020, as compared to fiscal 2019, primarily due to higher costs in fiscal 2020 related to operating as a standalone public company as compared to a partial year of allocated costs in fiscal 2019 (See Note 1—Description of Business and Basis of Presentation to the accompanying Financial Statements under the heading “Basis of Presentation” for additional information), a full year of costs of operating the FOX Studio Lot for third parties, increased bad debt expense and the impact of the consolidation of Bento Box and Credible. Also contributing to the increase in selling, general and administrative expenses in fiscal 2020 were incremental equity-based compensation costs of approximately $40 million related to the grant of restricted stock units and stock options in connection with the Distribution under the Fox Corporation 2019 Shareholder Alignment Plan (See Note 12—Equity-Based Compensation to the accompanying Financial Statements).

Depreciation and amortization—Depreciation and amortization expense increased 22% for fiscal 2020, as compared to fiscal 2019, primarily due to higher costs in fiscal 2020 related to operating as a standalone public company following the Distribution as compared to a partial year of allocated costs in fiscal 2019 and the impact of the consolidation of Credible, Tubi and three television stations.

Impairment and restructuring charges—See Note 4—Restructuring Programs to the accompanying Financial Statements.

Interest expense—Interest expense increased 82% for fiscal 2020, as compared to fiscal 2019, primarily due to the issuance of $6.8 billion of senior notes in January 2019 and $1.2 billion of senior notes in April 2020, partially offset by the effect of the bridge credit agreement commitment letter which was entered into in December 2017, including the write-off of unamortized costs as a result of the termination of the bridge credit agreement in March 2019 (See Note 9—Borrowings to the accompanying Financial Statements for additional information).

Other, net—See Note 21—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net.”

Income tax expense—The Company’s tax provision and related effective tax rate of 27% for fiscal 2020 was higher than the statutory rate of 21% primarily due to state taxes and other permanent items.

The Company’s tax provision and related effective tax rate of 26% for fiscal 2019 was higher than the statutory rate of 21% primarily due to the impact of state taxes (See Note 16—Income Taxes to the accompanying Financial Statements).

Net income—Net income decreased 35% for fiscal 2020, as compared to fiscal 2019, primarily due to restructuring charges at the Cable Network Programming and Television segments reflecting contract termination costs related to a programming rights agreement with the United States Golf Association (“USGA”) (See Note 4—Restructuring Programs to the accompanying Financial Statements under the heading “Fiscal 2020”), higher costs in fiscal 2020 related to operating as a standalone public company, including interest expense, and lower net gains on investments in equity securities (See Note 21—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net”). Partially offsetting these decreases was higher Segment EBITDA (as defined in Note 17—Segment Information to the accompanying Financial Statements) at the Cable Network Programming segment and lower income tax expense.

Results of Operations—Fiscal 2019 versus Fiscal 2018

The following table sets forth the Company’s operating results for fiscal 2019, as compared to fiscal 2018:

	For the years ended June 30,
	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$5,512	$4,923	$589	12%
Advertising	5,056	4,598	458	10%
Other	821	632	189	30%
Total revenues	11,389	10,153	1,236	12%
Operating expenses	(7,327)	(6,505)	(822)	(13)%
Selling, general and administrative	(1,419)	(1,209)	(210)	(17)%
Depreciation and amortization	(212)	(171)	(41)	(24)%
Impairment and restructuring charges	(26)	(16)	(10)	(63)%
Interest expense	(203)	(43)	(160)	**
Interest income	41	-	41	**
Other, net	(19)	(39)	20	51%
Income before income tax (expense) benefit	2,224	2,170	54	2%
Income tax (expense) benefit	(581)	58	(639)	**
Net income	1,643	2,228	(585)	(26)%
Less: Net income attributable to noncontrolling interests	(48)	(41)	(7)	(17)%
Net income attributable to Fox Corporation stockholders	$1,595	$2,187	$(592)	(27)%

**	not meaningful

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

Operating expenses increased 13% for fiscal 2019, as compared to fiscal 2018, primarily due to higher sports programming rights amortization and production costs, including the additional NFL games, and the recognition of a write-down of approximately $55 million related to entertainment and syndicated programming rights (See Note 5—Inventories, net to the accompanying Financial Statements).

Selling, general and administrative expenses increased 17% primarily due to higher costs in fiscal 2019 related to operating as a standalone public company following the Distribution as compared to allocated costs in fiscal 2018. Also contributing to the increase in selling, general and administrative expenses were higher allocated costs of approximately $50 million for the first three quarters of fiscal 2019, as compared to the corresponding period of fiscal 2018, principally due to an increase in revenues which was the primary measure to allocate on a pro rata basis certain general corporate expenses from 21CF. In addition, fiscal 2019 includes equity-based compensation costs of approximately $15 million related to the initial grant of restricted stock units and stock options under the Fox Corporation 2019 Shareholder Alignment Plan (See Note 12—Equity-Based Compensation to the accompanying Financial Statements).

Depreciation and amortization—Depreciation and amortization expense increased 24% primarily due to higher costs in fiscal 2019 related to operating as a standalone public company following the Distribution as compared to a full year of allocated costs in fiscal 2018.

Interest expense—Interest expense increased $160 million for fiscal 2019, as compared to fiscal 2018, primarily due to the issuance of $6.8 billion of senior notes in January 2019 and the effect of the bridge credit agreement commitment letter which was entered into in December 2017, including the write-off of unamortized costs as a result of the termination of the bridge credit agreement in March 2019 (See Note 9—Borrowings to the accompanying Financial Statements for additional information).

Interest income—Interest income increased $41 million for fiscal 2019, as compared to fiscal 2018, primarily due to a higher average cash balance and higher average interest rates.

Other, net—See Note 21—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net.”

Income tax (expense) benefit—The Company’s tax provision and related effective tax rate of 26% for fiscal 2019 was higher than the statutory rate of 21% primarily due to the impact of state taxes.

The Company’s tax provision and related effective tax rate of (3)% for fiscal 2018 was lower than the statutory rate of 28% primarily due to a $607 million tax benefit which reflects the effects of the legislation in the U.S. passed on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) (See Note 16—Income Taxes to the accompanying Financial Statements).

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

Fiscal 2020 versus Fiscal 2019

The following tables set forth the Company’s Revenues and Segment EBITDA for fiscal 2020, as compared to fiscal 2019:

	For the years ended June 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Cable Network Programming	$5,492	$5,381	$111	2%
Television	6,661	5,979	682	11%
Other, Corporate and Eliminations	150	29	121	**
Total revenues	$12,303	$11,389	$914	8%

**	not meaningful

	For the years ended June 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Segment EBITDA
Cable Network Programming	$2,706	$2,495	$211	8%
Television	430	470	(40)	(9)%
Other, Corporate and Eliminations	(357)	(284)	(73)	(26)%
Adjusted EBITDA(a)	$2,779	$2,681	$98	4%

(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Cable Network Programming (45% and 47% of the Company’s revenues in fiscal 2020 and 2019, respectively)

	For the years ended June 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$3,870	$3,804	$66	2%
Advertising	1,164	1,184	(20)	(2)%
Other	458	393	65	17%
Total revenues	5,492	5,381	111	2%
Operating expenses	(2,316)	(2,477)	161	6%
Selling, general and administrative	(494)	(447)	(47)	(11)%
Amortization of cable distribution investments	24	38	(14)	(37)%
Segment EBITDA	$2,706	$2,495	$211	8%

Revenues at the Cable Network Programming segment increased for fiscal 2020, as compared to fiscal 2019, due to higher affiliate fee and other revenues, partially offset by lower advertising revenue. The increase in affiliate fee revenue was primarily attributable to higher average rates per subscriber, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, partially offset by the impact of a lower average number of subscribers. The decrease in the average number of subscribers was due to a reduction in subscribers to traditional MVPDs, partially offset by an increase in digital MVPD subscribers. The decrease in advertising revenue was primarily due to the broadcast of fewer sports events, including National Association of Stock Car Auto Racing (“NASCAR”), MLB and Major League Soccer, and studio shows as a result of COVID-19, the effect of fewer broadcasts of FIFA World Cup events and the absence of Ultimate Fighting Championship (“UFC”) content, partially offset by higher digital advertising revenue at FOX News Media. The increase in other revenues was primarily attributable to higher sports sublicensing revenue and increased revenues generated from Premier Boxing Champions (“PBC”) pay-per-view events at FOX Sports and higher revenues at FOX News Media.

Cable Network Programming Segment EBITDA increased for fiscal 2020, as compared to fiscal 2019, due to the revenue increases noted above and lower expenses. Operating expenses decreased primarily due to lower sports programming rights amortization and production costs driven by the postponement of live sports events as a result of COVID-19, the absence of UFC content and fewer broadcasts of FIFA World Cup events. Partially offsetting these decreases in operating expenses were higher sports programming rights amortization for content in the first half of fiscal 2020, including NASCAR and college football, higher costs at FOX News Media, including costs relating to newsgathering, FOX Nation and talent, and the recognition of a write-down of approximately $50 million related to sports programming rights. Selling, general and administrative expenses increased primarily due to higher costs related to operating as a standalone public company and increased bad debt expense.

Television (54% and 52% of the Company’s revenues in fiscal 2020 and 2019, respectively)

	For the years ended June 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Advertising	$4,169	$3,872	$297	8%
Affiliate fee	2,038	1,708	330	19%
Other	454	399	55	14%
Total revenues	6,661	5,979	682	11%
Operating expenses	(5,437)	(4,847)	(590)	(12)%
Selling, general and administrative	(794)	(662)	(132)	(20)%
Segment EBITDA	$430	$470	$(40)	(9)%

Revenues at the Television segment increased for fiscal 2020, as compared to fiscal 2019, due to higher advertising, affiliate fee and other revenues. The increase in advertising revenue was primarily due to revenues resulting from the broadcast of Super Bowl LIV in February 2020 of approximately $500 million, including the post-game broadcast of The Masked Singer, higher pricing at the FOX Network, increased digital advertising revenue, including the impact of the consolidation of Tubi, and the broadcast of two additional MLB World Series games. Partially offsetting the increase in advertising revenue was the impact of COVID-19, including a decline in the local advertising market and the postponement of live sports events, lower political advertising revenue at the FOX Television Stations due to the U.S. midterm elections in November 2018, lower ratings at the FOX Network, fewer broadcasts of FIFA World Cup events and one less NFL Divisional playoff game. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber, partially offset by a lower average number of subscribers at the Company’s owned and operated television stations. The increase in other revenues was primarily due to the impact of the consolidation of Bento Box, partially offset by lower digital content licensing revenue at the FOX Network.

Television Segment EBITDA decreased for fiscal 2020, as compared to fiscal 2019, due to higher expenses, partially offset by the revenue increases noted above. Operating expenses increased primarily due to higher sports programming rights amortization and production costs, including Super Bowl LIV costs, the impact of the consolidation of Bento Box and Tubi, higher costs related to investments in scripted original programming and co-production arrangements with third party studios and costs related to the launch of WWE Friday Night SmackDown, partially offset by the postponement of live sports events and fewer hours of scripted original programming as a result of COVID-19, the effect of fewer broadcasts of FIFA World Cup events and the absence of one NFL Divisional playoff game. Selling, general and administrative expenses increased primarily due to higher costs related to operating as a standalone public company and increased bad debt expense.

Other, Corporate and Eliminations (1% of the Company’s revenues for fiscal 2020 and 2019)

	For the years ended June 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues	$150	$29	$121	**
Operating expenses	(54)	(3)	(51)	**
Selling, general and administrative	(453)	(310)	(143)	(46)%
Segment EBITDA	$(357)	$(284)	$(73)	(26)%

**	not meaningful

Revenues at the Other, Corporate and Eliminations segment increased for fiscal 2020, as compared to fiscal 2019, primarily due to a full year of revenues generated from the operation of the FOX Studio Lot for third parties and the impact of the consolidation of Credible. Operating expenses increased principally due to the consolidation of Credible and a full year of costs of operating the FOX Studio Lot for third parties. Selling, general and administrative expenses increased primarily due to higher costs related to operating as a standalone public company, a full year of costs of operating the FOX Studio Lot for third parties and the consolidation of Credible.

Fiscal 2019 versus Fiscal 2018

The following tables set forth the Company’s Revenues and Segment EBITDA for fiscal 2019, as compared to fiscal 2018:

	For the years ended June 30,
	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Cable Network Programming	$5,381	$5,049	$332	7%
Television	5,979	5,106	873	17%
Other, Corporate and Eliminations	29	(2)	31	**
Total revenues	$11,389	$10,153	$1,236	12%

**	not meaningful

	For the years ended June 30,
	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)
Segment EBITDA
Cable Network Programming	$2,495	$2,308	$187	8%
Television	470	379	91	24%
Other, Corporate and Eliminations	(284)	(195)	(89)	(46)%
Adjusted EBITDA(a)	$2,681	$2,492	$189	8%

(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Cable Network Programming (47% and 50% of the Company’s revenues in fiscal 2019 and 2018, respectively)

	For the years ended June 30,
	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$3,804	$3,541	$263	7%
Advertising	1,184	1,120	64	6%
Other	393	388	5	1%
Total revenues	5,381	5,049	332	7%
Operating expenses	(2,477)	(2,394)	(83)	(3)%
Selling, general and administrative	(447)	(400)	(47)	(12)%
Amortization of cable distribution investments	38	53	(15)	(28)%
Segment EBITDA	$2,495	$2,308	$187	8%

Revenues at the Cable Network Programming segment increased for fiscal 2019, as compared to fiscal 2018, primarily due to higher affiliate fee and advertising revenues. The increase in affiliate fee revenue was primarily attributable to higher average rates per subscriber across all networks, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, partially offset by the impact of a lower average number of subscribers across almost all networks. The decrease in the average number of subscribers was due to a reduction in subscribers to traditional MVPDs, partially offset by an increase in digital MVPD subscribers. The increase in advertising revenue was primarily due to higher digital advertising revenue at FOX News and higher ratings for the daily studio programming at FS1, partially offset by the broadcast of two fewer 2018 MLB postseason games at FS1 and the absence of UFC in the second half of fiscal 2019.

Cable Network Programming Segment EBITDA increased for fiscal 2019, as compared to fiscal 2018, due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased principally due to higher sports programming rights amortization and production costs, including the impact of higher amortization for college sports, NASCAR and the FIFA World Cup events and the addition of PBC at FS1, partially offset by the absence of UFC in the second half of fiscal 2019 and the UEFA Champions League. Also contributing to the increase in operating expenses were launch costs incurred in connection with the Company’s direct-to-consumer initiative at FOX News. Selling, general and administrative expenses increased primarily due to higher costs in fiscal 2019 related to operating as a standalone public company following the Distribution as compared to a full year of allocated costs in fiscal 2018.

Television (52% and 50% of the Company’s revenues in fiscal 2019 and 2018, respectively)

	For the years ended June 30,
	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Advertising	$3,872	$3,478	$394	11%
Affiliate fee	1,708	1,382	326	24%
Other	399	246	153	62%
Total revenues	5,979	5,106	873	17%
Operating expenses	(4,847)	(4,113)	(734)	(18)%
Selling, general and administrative	(662)	(614)	(48)	(8)%
Segment EBITDA	$470	$379	$91	24%

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

Television Segment EBITDA increased for fiscal 2019, as compared to fiscal 2018, due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased primarily due to higher sports programming rights amortization and production costs, including the additional NFL games as well as higher amortization for the FIFA World Cup events, and the recognition of a write-down of approximately $55 million related to entertainment and syndicated programming rights (See Note 5—Inventories, net to the accompanying Financial Statements). Partially offsetting these increases in operating expenses were lower entertainment programming rights amortization and marketing costs as a result of fewer hours of original programming in fiscal 2019 as compared to fiscal 2018. Selling, general and administrative expenses increased primarily due to higher costs in fiscal 2019 related to operating as a standalone public company following the Distribution as compared to a full year of allocated costs in fiscal 2018.

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

Management believes that information about Adjusted EBITDA assists all users of the Company’s Financial Statements by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect Net income, thus providing insight into both operations and the other factors that affect reported results. Adjusted EBITDA provides management, investors and equity analysts a measure to analyze the operating performance of the Company’s business and its enterprise value against historical data and competitors’ data, although historical results, including Adjusted EBITDA, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences and the impact of COVID-19 and other widespread health emergencies or pandemics and measures to contain their spread).

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

Fiscal 2020 versus Fiscal 2019

The following table reconciles Net income to Adjusted EBITDA for fiscal 2020, as compared to fiscal 2019:

	For the years ended June 30,
	2020	2019
	(in millions)
Net income	$1,062	$1,643
Add
Amortization of cable distribution investments	24	38
Depreciation and amortization	258	212
Impairment and restructuring charges	451	26
Interest expense	369	203
Interest income	(35)	(41)
Other, net	248	19
Income tax expense	402	581
Adjusted EBITDA	$2,779	$2,681

The following table sets forth the computation of Adjusted EBITDA for fiscal 2020, as compared to fiscal 2019:

	For the years ended June 30,
	2020	2019
	(in millions)
Revenues	$12,303	$11,389
Operating expenses	(7,807)	(7,327)
Selling, general and administrative	(1,741)	(1,419)
Amortization of cable distribution investments	24	38
Adjusted EBITDA	$2,779	$2,681

Fiscal 2019 versus Fiscal 2018

The following table reconciles Net income to Adjusted EBITDA for fiscal 2019, as compared to fiscal 2018:

	For the years ended June 30,
	2019	2018
	(in millions)
Net income	$1,643	$2,228
Add
Amortization of cable distribution investments	38	53
Depreciation and amortization	212	171
Impairment and restructuring charges	26	16
Interest expense	203	43
Interest income	(41)	-
Other, net	19	39
Income tax expense (benefit)	581	(58)
Adjusted EBITDA	$2,681	$2,492

The following table sets forth the computation of Adjusted EBITDA for fiscal 2019, as compared to fiscal 2018:

	For the years ended June 30,
	2019	2018
	(in millions)
Revenues	$11,389	$10,153
Operating expenses	(7,327)	(6,505)
Selling, general and administrative	(1,419)	(1,209)
Amortization of cable distribution investments	38	53
Adjusted EBITDA	$2,681	$2,492

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds which are highly dependent upon the continuation of affiliate agreements and the state of the advertising markets, the latter of which is being negatively impacted by the weak economic environment as a result of COVID-19. Depending on the duration and severity of the recession, it could lead to changes in consumer behavior, including increasing numbers of consumers canceling or foregoing subscriptions to MVPD services, that adversely affect the Company’s affiliate fee and advertising revenues. In addition, the Company’s business depends on the volume and popularity of the content it distributes, particularly sports content. Following the COVID-19 outbreak, sports events to which the Company has broadcast rights have been cancelled or postponed and the production of certain entertainment content the Company distributes has been suspended. Depending on their duration and severity, these disruptions could materially adversely affect the Company’s future advertising revenues and, over a longer period of time, its future affiliate fee revenues. The magnitude of the impact of the COVID-19 pandemic on the Company is highly uncertain and subject to change and will depend on evolving factors beyond the Company’s control. These include the duration and extent of the pandemic, including whether there is a “second-wave,” increases or spikes in the number of cases, or future mutations or related strains of the virus; the duration and extent of the recession, the pace of economic recovery and the economic and operating conditions facing the Company and others in the pandemic’s aftermath; the effect of governmental actions; and potential changes in consumer behavior. As part of actions the Company is taking to address COVID-19 and the resulting impact on its business, operations and employees, in April 2020, the Company implemented short-term cost reductions, including reducing executive compensation and suspending compensation increases. The Company has approximately $4.6 billion of cash and cash equivalents as of June 30, 2020 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 9—Borrowings to the accompanying Financial Statements). The Company also has access to the worldwide capital markets, subject to market conditions which could be impacted by COVID-19. As of June 30, 2020, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any noncompliance with such covenants.

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

In addition to the acquisitions, sales and possible acquisitions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness. See Note 3—Acquisitions, Disposals and Other Transactions to the accompanying Financial Statements.

Sources and Uses of Cash—Fiscal 2020 vs. Fiscal 2019

Net cash provided by operating activities for fiscal 2020 and 2019 was as follows (in millions):

For the years ended June 30,	2020	2019
Net cash provided by operating activities	$2,365	$2,524

The decrease in net cash provided by operating activities during fiscal 2020, as compared to fiscal 2019, was primarily due to a payment to the USGA for contract termination costs related to the associated programming rights, higher cash paid for interest as a result of the senior notes issued in January 2019 and cash paid for income taxes as a result of operating as a standalone public company, partially offset by higher cash receipts at the Television segment.

Net cash used in investing activities for fiscal 2020 and 2019 was as follows (in millions):

For the years ended June 30,	2020	2019
Net cash used in investing activities	$(1,100)	$(637)

The increase in net cash used in investing activities during fiscal 2020, as compared to fiscal 2019, was primarily due to the acquisitions of Tubi, three television stations and Credible and the investment in Flutter, partially offset by the cash proceeds from the sale of the Company’s investment in Roku during fiscal 2020 as compared to the investments in The Stars Group, Caffeine, Inc. (“Caffeine”) and Caffeine Studio, LLC (“Caffeine Studios”) during fiscal 2019 (See Note 3—Acquisitions, Disposals and Other Transactions to the accompanying Financial Statements).

Net cash provided by (used in) financing activities for fiscal 2020 and 2019 was as follows (in millions):

For the years ended June 30,	2020	2019
Net cash provided by (used in) financing activities	$146	$(1,153)

The change in net cash provided by (used in) financing activities during fiscal 2020, as compared to fiscal 2019, was primarily due to the April 2020 issuance of $1.2 billion of senior notes, partially offset by repurchases of shares of the Company’s Common Stock and dividends paid to the Company’s stockholders during fiscal 2020 as compared to the Net transfers to Twenty-First Century Fox, Inc. of $1.2 billion, the Dividend of $8.5 billion paid to 21CF net of the $2 billion cash payment received from Disney and the semi-annual cash dividend paid to the Company’s stockholders in June 2019, partially offset by the proceeds from the January 2019 issuance of $6.8 billion of senior notes during fiscal 2019. The nature of activities included in Net transfers (to) from Twenty-First Century Fox, Inc. includes financing activities, capital transfers, cash sweeps, other treasury services and corporate expenses.

Stock Repurchase Program

See Note 11—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program.”

Dividends

Dividends paid in fiscal 2020 totaled $0.46 per share of Class A Common Stock and Class B Common Stock. Subsequent to June 30, 2020, the Company declared a semi-annual dividend of $0.23 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on October 7, 2020 with a record date for determining dividend entitlements of September 2, 2020.

Based on the number of shares outstanding as of June 30, 2020 and the prospective annual dividend rate stated above, the total aggregate cash dividends expected to be paid to stockholders in fiscal 2021 is approximately $280 million.

Sources and Uses of Cash—Fiscal 2019 vs. Fiscal 2018

Net cash provided by operating activities for fiscal 2019 and 2018 was as follows (in millions):

For the years ended June 30,	2019	2018
Net cash provided by operating activities	$2,524	$1,317

The increase in net cash provided by operating activities during fiscal 2019, as compared to fiscal 2018, was primarily due to lower cash payments for entertainment programming and higher sports programming rights amortization over cash payments at the Television segment and higher operating results.

Net cash (used in) provided by investing activities for fiscal 2019 and 2018 was as follows (in millions):

For the years ended June 30,	2019	2018
Net cash (used in) provided by investing activities	$(637)	$128

The change in net cash (used in) provided by investing activities during fiscal 2019, as compared to fiscal 2018, was primarily due to the investments in The Stars Group, Caffeine and Caffeine Studios and the absence of cash received from the Federal Communications Commission’s (“FCC”) completed reverse auction for broadcast spectrum (See Note 3—Acquisitions, Disposals and Other Transactions to the accompanying Financial Statements).

Net cash (used in) provided by financing activities for fiscal 2019 and 2018 was as follows (in millions):

For the years ended June 30,	2019	2018
Net cash (used in) provided by financing activities	$(1,153)	$1,036

The change in net cash (used in) provided by financing activities during fiscal 2019, as compared to fiscal 2018, was primarily due to Net transfers to Twenty-First Century Fox, Inc. of $1.2 billion in fiscal 2019, as compared to Net transfers from Twenty-First Century Fox, Inc. of $1.1 billion in fiscal 2018. Also contributing to the change in net cash (used in) provided by financing activities was the Dividend of $8.5 billion paid to 21CF net of the $2 billion cash payment received from Disney and the semi-annual cash dividend paid to the Company’s stockholders in June 2019, partially offset by the proceeds from the issuance of $6.8 billion of senior notes in January 2019 (See Note 9—Borrowings to the accompanying Financial Statements for additional information). The nature of activities included in Net transfers (to) from Twenty-First Century Fox, Inc. includes financing activities, capital transfers, cash sweeps, other treasury services and corporate expenses. Prior to December 31, 2017, the majority of the cash balances were swept to 21CF on a daily basis and the Company received capital from 21CF for the Company’s cash needs. Effective January 1, 2018, the Company ceased participating in 21CF’s capital and cash management accounts.

Debt Instruments

The following table summarizes cash from borrowings for fiscal 2020, 2019 and 2018:

	For the years ended June 30,
	2020	2019	2018
	(in millions)
Borrowings
Notes due 2025 and 2030(a)	$1,191	$-	$-
Notes due 2022, 2024, 2029, 2039 and 2049(a)	-	6,750	-
Total borrowings	$1,191	$6,750	$-

(a)	See Note 9—Borrowings to the accompanying Financial Statements under the heading “Public Debt - Senior Notes Issued.”

Ratings of the senior notes

The following table summarizes the Company’s credit ratings as of June 30, 2020:

Rating Agency	Senior Debt	Outlook
Moody's	Baa2	Stable
Standard & Poor's	BBB	Stable

Revolving Credit Agreement

The Company has an unused five-year $1.0 billion unsecured revolving credit facility with a maturity date of March 2024 (See Note 9—Borrowings to the accompanying Financial Statements).

Commitments and Contingencies

The Company has commitments under certain firm contractual arrangements (“firm commitments”), to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2020:

	As of June 30, 2020
	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Operating leases	$668	$135	$190	$174	$169
Borrowings	8,000	-	750	1,850	5,400
Sports programming rights	27,146	4,136	9,043	4,201	9,766
Entertainment programming rights	706	511	140	55	-
Other commitments and contractual obligations	812	224	347	99	142
Total commitments, borrowings and contractual obligations	$37,332	$5,006	$10,470	$6,379	$15,477

For additional details on commitments see Note 14—Commitments and Contingencies to the accompanying Financial Statements under the headings “Operating leases,” “Sports programming rights” and “Other commitments and contractual obligations.”

Pension and other postretirement benefits and uncertain tax benefits

The table above excludes the Company’s pension, other postretirement benefits (“OPEB”) obligations and the gross unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing. The Company made contributions of $30 million and $83 million to its direct pension plans in fiscal 2020 and 2019, respectively. The majority of these contributions were voluntarily made to improve the funded status of the plans. Future plan contributions are dependent upon actual plan asset returns, interest rates and statutory requirements. Assuming that actual plan asset returns are consistent with the Company’s expected plan returns in fiscal 2021 and beyond and that interest rates remain constant, the Company would not be required to make any material contributions to its pension plans for the immediate future. Required pension plan contributions for the next fiscal year are not expected to be material but the Company may make voluntary contributions in future periods. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s pension plans. The Company does not expect its net OPEB payments to be material in fiscal 2021 (See Note 15—Pension and Other Postretirement Benefits to the accompanying Financial Statements for further discussion of the Company’s pension and OPEB plans).

Contingencies

See Note 14—Commitments and Contingencies to the accompanying Financial Statements under the heading “Contingencies.”

CRITICAL ACCOUNTING POLICIES

An accounting policy is considered to be critical if it is important to the Company’s financial condition and results of operations and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management of the Company and the related disclosures have been reviewed with the Audit Committee of the Company’s Board of Directors. For the Company’s summary of significant accounting policies, see Note 2—Summary of Significant Accounting Policies to the accompanying Financial Statements.

Use of Estimates

See Note 2—Summary of Significant Accounting Policies to the accompanying Financial Statements under the heading “Use of Estimates.”

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

As a result of the evaluation of the recoverability of the unamortized costs associated with the Company’s programming rights, the Company recognized write-downs of approximately $95 million and $55 million in fiscal 2020 and 2019, respectively, related to sports, entertainment and syndicated programming rights at the Cable Network Programming and Television segments, which were recorded in Operating expenses in the Consolidated Statements of Operations.

The Company has single and multi-year contracts for broadcast rights of programs and sports events. The costs of multi-year national sports contracts at the FOX Network and the Company’s sports channels are primarily charged to expense and allocated to segments based on the ratio of each current period’s attributable revenue for each contract to the estimated total remaining attributable revenue for each contract. Estimates can change and accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material. The recoverability of certain sports rights contracts for content broadcast on the FOX Network and the Company’s sports channels is assessed on an aggregate basis.

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

The Company accounts for its business combinations under the acquisition method of accounting. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the consideration transferred over the estimated fair values of the tangible net assets acquired is recorded as intangibles, including goodwill. Amounts recorded as goodwill are assigned to one or more reporting units. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. Identifying reporting units and assigning goodwill to them requires judgment involving the aggregation of business units with similar economic characteristics and the identification of existing business units that benefit from the acquired goodwill. The Company allocates goodwill to disposed businesses using the relative fair value method.

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

During fiscal 2020, the Company determined that the goodwill and indefinite-lived intangible assets included in the accompanying Consolidated Balance Sheet as of June 30, 2020 were not impaired. The Company determined there are no reporting units with goodwill considered to be at risk and will continue to monitor its goodwill and intangible assets for possible future impairment.

See Note 8—Goodwill and Intangible Assets, net to the accompanying Financial Statements under the heading “Annual Impairment Review” for further discussion.

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

For information regarding the impact of the Tax Act, see Note 16—Income Taxes to the accompanying Financial Statements.

Employee Costs

The measurement and recognition of costs of the Company’s pension and OPEB plans require the use of significant management judgments, including discount rates, expected return on plan assets and other actuarial assumptions.

The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. Pension plans and postretirement benefit plans are closed to new participants with the exception of a small group covered by collective bargaining agreements. Prior to the Separation and the Distribution, certain of the Company’s employees participated in defined benefit pension and postretirement plans sponsored by 21CF (“Shared Plans”), which include participants of other 21CF subsidiaries. Shared Plans were accounted for as multiemployer benefit plans. Therefore, no asset or liability was recorded to recognize the funded status. In contemplation of the Separation and the Distribution, the pension and other postretirement benefit assets and liabilities of the Shared Plans allocable to the Company’s employees were transferred to the Company in fiscal 2019 (See Note 15—Pension and Other Postretirement Benefits to the accompanying Financial Statements).

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

The key assumptions used in developing the Company’s fiscal 2020 and 2019 net periodic pension expense for its plans consist of the following:

	2020	2019
	(in millions, except %)
Discount rate for service cost	3.7%	4.6%
Discount rate for interest cost	3.2%	4.1%
Assets
Expected rate of return	7.0%	7.0%
Actual return	$24	$50
Expected return	55	30
Actuarial (loss) gain	$(31)	$20
One year actual return	3.4%	N/A

Discount rates are volatile from year to year because they are determined based upon the prevailing rates as of the measurement date. The Company will utilize discount rates of 2.9% and 2.2% in calculating the fiscal 2021 service cost and interest cost, respectively, for its plans. The Company will use a long-term rate of return of 6.5% for fiscal 2021 based principally on the future return expectation of the plans’ asset mix. The accumulated net pre-tax losses on the Company’s pension plans as of June 30, 2020 were $533 million which increased from $385 million as of June 30, 2019. This increase of $148 million was primarily due to the change in the discount rate assumption utilized in measuring plan obligations. Lower discount rates increase present values of benefit obligations and increase the Company’s deferred losses and also increase subsequent-year pension expense. Higher discount rates decrease the present values of benefit obligations and reduce the Company’s accumulated net loss and also decrease subsequent-year pension expense. These deferred losses are being systematically recognized in future net periodic pension expense in accordance with ASC 715, “Compensation—Retirement Benefits.” Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (“PBO”) are recognized over the average future service of the plan participants or average future life of the plan participants.

The Company made contributions of $30 million, $83 million and $30 million to its pension plans in fiscal 2020, 2019 and 2018, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans which were impacted by the economic conditions noted above. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2021 and beyond and that interest rates remain constant, the Company would not be required to make any material statutory contributions to its pension plans for the immediate future. The Company will continue to make voluntary contributions as necessary to improve funded status.

Changes in net periodic pension expense may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Increase $4 million	Increase $45 million
0.25 percentage point increase in discount rate	Decrease $4 million	Decrease $42 million
0.25 percentage point decrease in expected rate of return on assets	Increase $2 million	-
0.25 percentage point increase in expected rate of return on assets	Decrease $2 million	-

Fiscal 2021 net periodic pension expense for the Company’s pension plans is expected to increase to approximately $65 million primarily due to a decrease in discount rates.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies to the accompanying Financial Statements under the heading “Recently Adopted and Recently Issued Accounting Guidance and the CARES Act.”

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

Although the Company’s management believes that the expectations reflected in any of the Company’s forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC. Important factors that could cause the Company’s actual results, performance and achievements to differ materially from those estimates or projections contained in the Company’s forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions and the following factors:

•	the impact of COVID-19 and other widespread health emergencies or pandemics and measures to contain their spread and related weak macroeconomic conditions and increased market volatility;
•

the impact of COVID-19 specifically on the Company, including content disruptions that negatively affect the volume or popularity of the Company’s programming, particularly sports programming, and potential non-cash impairment charges resulting from significant declines in the Company’s estimated revenues or the expected popularity of the Company’s programming;

•

evolving technologies and distribution platforms and changes in consumer behavior as consumers seek more control over when, where and how they consume content, and related impacts on advertisers and traditional MVPDs;

•

declines in advertising expenditures due to various factors such as the economic prospects of advertisers or the economy in general, new technologies and distribution platforms and related changes in consumer behavior, and shifts in advertisers’ spending toward digital and mobile offerings and away from more traditional media;

•

the failure to enter into or renew on favorable terms, or at all, affiliation or carriage agreements or arrangements through which the Company makes its content available for viewing through online video platforms;

•	further declines in the number of subscribers to traditional MVPD services;
•	the highly competitive nature of the industry in which the Company’s businesses operate;
•	the popularity of the Company’s content, including special sports events; the continued popularity of the sports franchises, leagues and teams for which the Company has acquired programming rights;
•	the Company’s ability to renew programming rights, particularly sports programming rights, on sufficiently favorable terms, or at all;
•	damage to the Company’s brands or reputation;
•	the inability to realize the anticipated benefits of the Company’s strategic investments and acquisitions;
•	the failure to comply with laws, regulations, rules, industry standards or contractual obligations relating to privacy and personal data protection;
•

a degradation, failure or misuse of the Company’s network and information systems and other technology relied on by the Company that causes a disruption of services or improper disclosure of personal data or other confidential information;

•	content piracy and signal theft and the Company’s ability to protect its intellectual property rights;
•	the loss of key personnel;
•	labor disputes, including labor disputes involving professional sports leagues whose games or events the Company has the right to broadcast;
•	changes in tax, federal communications or other laws, regulations, practices or the interpretations thereof;
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

•

the Company’s limited operating history as a standalone, publicly traded company and the risk that the Company is unable to make, on a timely or cost-effective basis, the changes necessary to operate effectively as a standalone, publicly traded company;

•

increased costs in connection with the Company operating as a standalone, publicly traded company following the Distribution and the loss of synergies the Company enjoyed from operating as part of 21CF;

•

the Company’s reliance on 21CF to provide the Company various services during transition periods under transition services agreements with 21CF, including broadcast operations, sports production, information systems and technology, and other services, and the risks that 21CF does not properly provide the services under these agreements or that the Company is unable to provide or obtain such services following the applicable transition period (or during such transition period, if 21CF does not properly provide them in a timely and cost effective manner);

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

Interest Rates

The Company’s current financing arrangements and facilities include $8.0 billion of outstanding fixed-rate debt, before adjustments for unamortized discount and debt issuance costs (See Note 9—Borrowings to the accompanying Financial Statements).

Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. As of June 30, 2020, all of the Company's financial instruments with exposure to interest rate risk were denominated in U.S. dollars and no variable-rate debt was outstanding. Information on financial instruments with exposure to interest rate risk is presented below:

	As of June 30,
	2020	2019
	(in millions)
Fair Value
Borrowings: liability(a)	$(9,746)	$(7,643)
Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates: loss	$(190)	$(259)

(a)

The change in the fair values of the Company’s financial instruments with exposure to interest rate risk is primarily due to higher average debt outstanding (See Note 9—Borrowings to the accompanying Financial Statements) and the effect of changes in interest rates.

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. Information on the Company’s investments with exposure to stock price risk is presented below:

	As of June 30,
	2020	2019
	(in millions)
Fair Value
Total fair value of common stock investments	$531	$761
Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices: loss(a)	$(53)	$(76)

(a)

These investments are recorded at fair value each reporting period and any associated unrealized gains and losses are recorded in the Consolidated Statements of Operations in accordance with Accounting Standards Codification 321 “Investments—Equity Securities” (See Note 2—Summary of Significant Accounting Policies to the accompanying Financial Statements under the heading “Investments”).

Concentrations of Credit Risk

See Note 2—Summary of Significant Accounting Policies to the accompanying Financial Statements under the heading “Concentrations of credit risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOX CORPORATION

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Fox Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Fox Corporation;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	provide reasonable assurance that receipts and expenditures of Fox Corporation are being made only in accordance with authorization of management and directors of Fox Corporation; and
•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Fox Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Also, the assessment of the effectiveness of internal control over financial reporting was made as of a specific date. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Fox Corporation’s internal control over financial reporting as of June 30, 2020, based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management determined that, as of June 30, 2020, Fox Corporation maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated and Combined Financial Statements of Fox Corporation included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2020, has audited the Company’s internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fox Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Fox Corporation’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fox Corporation (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Fox Corporation as of June 30, 2020 and 2019, the related consolidated and combined statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended June 30, 2020, and the related notes and our report dated August 10, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, New York

August 10, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fox Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fox Corporation (the “Company”) as of June 30, 2020 and 2019, the related consolidated and combined statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 10, 2020 expressed an unqualified opinion thereon.

Adoption of ASU 2016-02

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2019, the Company changed its method of accounting for leases due to the adoption of ASU 2016-02, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of realizability of deferred tax assets
Description of the Matter

As disclosed in Note 2 to the consolidated financial statements, the Company records a valuation allowance based on the assessment of the realizability of the Company’s deferred tax assets. For the year ended June 30, 2020, the Company had deferred tax assets before valuation allowances of $4.4 billion as disclosed in Note 16.

Auditing management’s assessment of recoverability of deferred tax assets involved subjective estimation and complex auditor judgment in determining whether sufficient future taxable income will be generated to support the realization of the existing deferred tax assets.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the realizability of deferred tax assets, including controls over management’s estimates of future taxable income.

Among other audit procedures performed, we evaluated the significant assumptions used by the Company to develop estimated future taxable income and tested the completeness and accuracy of the underlying data. For example, we evaluated management’s estimates of future taxable income by performing a look-back analysis of management’s historical estimates compared to actual results as well as compared management’s estimates to current industry and economic trends. We also performed a sensitivity analysis of future taxable income to evaluate the recoverability of deferred tax assets resulting from changes in assumptions.

Program rights amortization – National sports programming
Description of the Matter

As disclosed in Note 2 to the consolidated financial statements, the Company has programming rights, including single and multi-year contracts for broadcast rights of sports events. The costs of multi-year sports contracts at the Company are primarily amortized based on the ratio of each current period’s attributable revenue for each contract to the estimated total remaining attributable revenue for each contract.

Auditing the amortization of the Company’s national sports programming involved subjective estimation and complex auditor judgment because the analysis that the Company relies upon to determine the amortization of this programming is based on estimates of future revenues from the programming. Differing estimates of future revenues could materially affect the timing of sports programming amortization.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the amortization of the Company’s national sports programming, including controls over management’s review of the analysis and the significant assumptions used to develop the estimated future revenues. We also tested management’s controls to validate that the data used in the analysis was complete and accurate.

Among other audit procedures performed, we evaluated the significant assumptions used by the Company to develop the estimated future revenues and tested the completeness and accuracy of the underlying data used in the analysis. For example, we evaluated management’s forecasts of estimated future revenues by performing a look-back analysis of management’s historical estimates compared to actual results. We also performed a sensitivity analysis of the estimated future revenues to evaluate the change in the amortization of the Company’s national sports programming resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

New York, New York

August 10, 2020

FOX CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended June 30,
	2020	2019	2018
Revenues	$12,303	$11,389	$10,153
Operating expenses	(7,807)	(7,327)	(6,505)
Selling, general and administrative	(1,741)	(1,419)	(1,209)
Depreciation and amortization	(258)	(212)	(171)
Impairment and restructuring charges	(451)	(26)	(16)
Interest expense	(369)	(203)	(43)
Interest income	35	41	-
Other, net	(248)	(19)	(39)
Income before income tax (expense) benefit	1,464	2,224	2,170
Income tax (expense) benefit	(402)	(581)	58
Net income	1,062	1,643	2,228
Less: Net income attributable to noncontrolling interests	(63)	(48)	(41)
Net income attributable to Fox Corporation stockholders	$999	$1,595	$2,187

EARNINGS PER SHARE DATA

Net income attributable to Fox Corporation stockholders per share
Basic	$1.63	$2.57	$3.52
Diluted	$1.62	$2.57	$3.52

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

FOX CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the years ended June 30,
	2020	2019	2018
Net income	$1,062	$1,643	$2,228
Other comprehensive (loss) income, net of tax
Unrealized holding gains on securities	-	-	130
Benefit plan adjustments and other	(109)	(89)	10
Other comprehensive (loss) income, net of tax	(109)	(89)	140
Comprehensive income	953	1,554	2,368
Less: Net income attributable to noncontrolling interests(a)	(63)	(48)	(41)
Comprehensive income attributable to Fox Corporation stockholders	$890	$1,506	$2,327

(a)

Net income attributable to noncontrolling interests includes $33 million, $33 million and $41 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

FOX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of June 30,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$4,645	$3,234
Receivables, net	1,888	1,967
Inventories, net	856	1,129
Other	97	148
Total current assets	7,486	6,478
Non-current assets
Property, plant and equipment, net	1,498	1,313
Intangible assets, net	3,198	2,851
Goodwill	3,409	2,691
Deferred tax assets	4,358	4,651
Other non-current assets	1,801	1,525
Total assets	$21,750	$19,509
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$1,906	$1,712
Non-current liabilities
Borrowings	7,946	6,751
Other liabilities	1,482	899
Redeemable noncontrolling interests	305	189
Commitments and contingencies
Equity
Class A common stock(a)	3	4
Class B common stock(b)	3	3
Additional paid-in capital	9,831	9,891
Retained earnings	674	357
Accumulated other comprehensive loss	(417)	(308)
Total Fox Corporation stockholders' equity	10,094	9,947
Noncontrolling interests	17	11
Total equity	10,111	9,958
Total liabilities and equity	$21,750	$19,509

(a)	Class A common stock, $0.01 par value per share, 2,000,000,000 shares authorized, 343,608,673 shares and 354,422,419 shares issued and outstanding at par as of June 30, 2020 and 2019, respectively.
(b)	Class B common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 261,078,355 shares and 266,173,651 shares issued and outstanding at par as of June 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

FOX CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the years ended June 30,
	2020	2019	2018
OPERATING ACTIVITIES
Net income	$1,062	$1,643	$2,228
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	258	212	171
Amortization of cable distribution investments	24	38	53
Impairment and restructuring charges, net of termination payments	133	26	16
Equity-based compensation	137	36	-
Other, net	248	19	39
Deferred income taxes	283	386	(603)
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	345	(166)	(166)
Inventories net of program rights payable	181	197	(228)
Accounts payable and other liabilities	(306)	133	(193)
Net cash provided by operating activities	2,365	2,524	1,317
INVESTING ACTIVITIES
Property, plant and equipment	(359)	(235)	(215)
Proceeds from the relinquishment of spectrum	-	-	354
Acquisitions, net of cash acquired	(1,061)	-	-
Sale of investments	349	-	-
Purchase of investments	(103)	(338)	-
Other investing activities, net	74	(64)	(11)
Net cash (used in) provided by investing activities	(1,100)	(637)	128
FINANCING ACTIVITIES
Borrowings	1,191	6,750	-
Net transfers (to) from Twenty-First Century Fox, Inc.	-	(1,233)	1,113
Net dividend paid to Twenty-First Century Fox, Inc.	-	(6,500)	-
Repurchase of shares	(600)	-	-
Dividends paid and distributions	(335)	(188)	(41)
Other financing activities, net	(110)	18	(36)
Net cash provided by (used in) financing activities	146	(1,153)	1,036
Net increase in cash and cash equivalents	1,411	734	2,481
Cash and cash equivalents, beginning of year	3,234	2,500	19
Cash and cash equivalents, end of year	$4,645	$3,234	$2,500

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

FOX CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(IN MILLIONS)

	Class A		Class B		Twenty-First Century	Additional		Accumulated Other		Total Fox Corporation
	Common Stock		Common Stock		Fox, Inc.	Paid-in	Retained	Comprehensive		Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Investment	Capital	Earnings	(Loss) Income		Equity	Interests(a)	Equity
Balance, June 30, 2017	-	$-	-	$-	$6,152	$-	$-	$(59)		$6,093	$-	$6,093
Net income	-	-	-	-	2,187	-	-	-		2,187	-	2,187
Other comprehensive income	-	-	-	-	-	-	-	140		140	-	140
Other	-	-	-	-	(121)	-	-	-		(121)	-	(121)
Net increase in Twenty-First Century Fox, Inc. investment	-	-	-	-	1,295	-	-	-		1,295	-	1,295
Balance, June 30, 2018	-	$-	-	$-	$9,513	$-	$-	$81		$9,594	$-	$9,594
Adoption of new accounting standards(b)	-	-	-	-	143	-	-	(143)		-	-	-
Net income	-	-	-	-	1,036	-	559	-		1,595	15	1,610
Other comprehensive loss	-	-	-	-	-	-	-	(89)		(89)	-	(89)
Dividends declared	-	-	-	-	-	-	(143)	-		(143)	-	(143)
Other	-	-	-	-	135	35	(59)	-		111	(4)	107
Net decrease in Twenty-First Century Fox, Inc. investment	-	-	-	-	(964)	-	-	(157)	(c)	(1,121)	-	(1,121)
Conversion of Twenty-First Century Fox, Inc. investment	354	4	266	3	(9,863)	9,856	-	-		-	-	-
Balance, June 30, 2019	354	$4	266	$3	$-	$9,891	$357	$(308)		$9,947	$11	$9,958
Net income	-	-	-	-	-	-	999	-		999	30	1,029
Other comprehensive loss	-	-	-	-	-	-	-	(109)		(109)	-	(109)
Dividends declared	-	-	-	-	-	-	(282)	-		(282)	-	(282)
Shares repurchased	(12)	(1)	(5)	-	-	(273)	(326)	-		(600)	-	(600)
Other	2	-	-	-	-	213	(74)	-		139	(24)	115
Balance, June 30, 2020	344	$3	261	$3	$-	$9,831	$674	$(417)		$10,094	$17	$10,111

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 6—Fair Value under the heading “Redeemable Noncontrolling Interests”).
(b)	Reflects the adoption of ASU 2016-01 and ASU 2018-02 as defined in Note 11—Stockholders’ Equity under the heading “Accumulated other comprehensive (loss) income.”
(c)

Represents accumulated other comprehensive loss transferred from Twenty-First Century Fox, Inc. investment related to the pension and postretirement benefit assets and liabilities of the Shared Plans as defined in Note 15—Pension and Other Postretirement Benefits.

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

In connection with the Separation, the Company entered into several agreements that govern certain aspects of the Company’s relationship with 21CF and Disney following the Separation. These include the Separation Agreement, a tax matters agreement, transition services agreements, as well as agreements relating to intellectual property licenses, employee matters, commercial arrangements and a studio lot lease (See Note 10—Leases under the heading “Lessor Arrangements”).

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

The Company also entered into a tax matters agreement with Disney and 21CF that governs the parties’ respective rights, responsibilities and obligations with respect to certain tax matters. Under the tax matters agreement, 21CF will generally indemnify the Company against any taxes required to be reported on a consolidated or separate tax return of 21CF and/or any of its subsidiaries, including any taxes resulting from the Separation and the Distribution, and the Company will generally indemnify 21CF against any taxes required to be reported on a separate tax return of the Company or any of its subsidiaries. The Company may also be responsible for certain taxes resulting from the anticipated divestitures by Disney of certain assets, primarily the FOX Sports Regional Sports Networks, which were sold by Disney during calendar year 2019. The Transaction Tax (as defined below) included a prepayment of the Company’s share of the estimated tax liabilities resulting from the anticipated divestitures by Disney of these assets in the amount of approximately $700 million (which amount is subject to adjustment in the future, as described below).

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In addition, the Company and 21CF entered into transition services agreements under which the Company and 21CF are providing specified services to each other on a transitional basis, including broadcast operations, sports production, information systems and technology, human resources services, finance and accounting, facilities and other corporate services. Generally, the term for the provision of services under the agreement extends for no longer than two years after the Separation, subject to certain rights of the parties to extend the term for an additional three months. To the extent transition services are utilized during the first two years after the Separation, the charges paid by the recipient for the services are generally limited to the cost of providing such services. The Company anticipates that it will generally be in a position to complete the transition of most services on or before the two-year anniversary of the Separation.

The Company also entered into an employee matters agreement with 21CF that governs the parties’ obligations with respect to certain employee-related liabilities and certain employee benefit plans, programs, policies and other related matters for employees of the Company (See Note 12—Equity-Based Compensation and Note 15—Pension and Other Postretirement Benefits).

Basis of Presentation

The Company’s financial statements as of and for the years ended June 30, 2020 and 2019 are presented on a consolidated basis. The Company’s consolidated financial statements for the year ended June 30, 2020 reflect the Company’s results of operations and cash flows as a standalone company, and the Company’s Consolidated Balance Sheets as of June 30, 2020 and 2019 consist of the Company’s consolidated balances.

Prior to the Distribution, which occurred on March 19, 2019, the Company’s combined financial statements were prepared on a standalone basis, derived from the consolidated financial statements and accounting records of 21CF. The Company’s financial statements for the year ended June 30, 2018 are presented on a combined basis as the Company was not a separate consolidated group prior to the Distribution. These financial statements reflect the combined historical results of operations, financial position and cash flows of 21CF’s domestic news, national sports and broadcast businesses and certain other assets and liabilities associated with such businesses.

The Consolidated and Combined Statements of Operations for the years ended June 30, 2019 and 2018 include, for the periods prior to March 19, 2019, allocations for certain support functions that were provided on a centralized basis within 21CF prior to the Distribution and not recorded at the business unit level, such as certain expenses related to finance, legal, insurance, information technology, compliance and human resources management activities, among others. 21CF did not routinely allocate these costs to any of its business units. These expenses were allocated to FOX on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, headcount or other relevant measures. Management believes the assumptions underlying the Consolidated and Combined Financial Statements, including the assumptions regarding allocating general corporate expenses from 21CF, are reasonable. Nevertheless, the Consolidated and Combined Financial Statements may not include all of the actual expenses that would have been incurred by FOX and may not reflect FOX’s consolidated results of operations, financial position and cash flows had it been a standalone company during the entirety of the periods presented. Actual costs that would have been incurred if FOX had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

For purposes of the Company’s financial statements for the periods prior to the Distribution, the income tax provision in the Consolidated and Combined Statements of Operations was calculated as if FOX filed a separate tax return and was operating as a standalone business. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of FOX’s actual tax balances prior to or subsequent to the Distribution. Prior to the Distribution, the Company’s operating results were included in 21CF’s consolidated U.S. federal and state income tax returns. Pursuant to rules promulgated by the Internal Revenue Service and various state taxing authorities, the Company filed its initial U.S. income tax returns for the period March 19, 2019 through June 30, 2019.

The income tax accounts reflected in the Consolidated Balance Sheet as of June 30, 2019 include income taxes payable and deferred taxes attributed to the Company at the time of and subsequent to the Separation (See Note 13—Related Party Transactions and Twenty-First Century Fox, Inc. Investment under the heading “Corporate Allocations and Twenty-First Century Fox, Inc. Investment”). The calculation of the Company’s income taxes involves considerable judgment and the use of both estimates and allocations.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Pursuant to the 21CF Disney Merger Agreement, immediately prior to the Distribution, the Company paid to 21CF a dividend in the amount of $8.5 billion (the “Dividend”). The final determination of the taxes in respect of the Separation and the Distribution for which the Company is responsible pursuant to the 21CF Disney Merger Agreement and a prepayment of the estimated taxes in respect of divestitures (collectively, the “Transaction Tax”) was $6.5 billion. Following the Distribution, on March 20, 2019 the Company received a cash payment in the amount of $2.0 billion from Disney, which had the net effect of reducing the Dividend the Company paid to 21CF. The Transaction Tax included a prepayment of the Company’s share of the estimated tax liabilities resulting from the anticipated divestitures by Disney of certain assets, principally the FOX Sports Regional Sports Networks, which were sold by Disney during calendar year 2019. This prepayment was in the amount of approximately $700 million and is subject to adjustment in the future, when the actual amounts of all such tax liabilities are reported on the federal income tax returns of Disney or a subsidiary of Disney (See Note 22—Subsequent Events).

As a result of the Separation and the Distribution, which was a taxable transaction for which the estimated tax liability of $5.8 billion was included in the Transaction Tax paid by the Company, FOX obtained a tax basis in its assets equal to their respective fair market values. This will result in estimated annual tax deductions of approximately $1.5 billion, principally over the next several years related to the amortization of the additional tax basis. This amortization is estimated to reduce the Company’s annual cash tax liability by approximately $370 million per year at the current combined federal and state applicable tax rate of approximately 25%. Such estimates are subject to revisions, which could be material, based upon the occurrence of future events including, among other things, a refund of the prepayment discussed above.

The consolidated and combined financial statements are referred to as the “Financial Statements” herein. The consolidated and combined statements of operations are referred to as the “Statements of Operations” herein. The consolidated and combined statements of comprehensive income are referred to as the “Statements of Comprehensive Income” herein. The consolidated balance sheets are referred to as the “Balance Sheets” herein. The consolidated and combined statements of cash flows are referred to as the “Statements of Cash Flows” herein. The consolidated and combined statements of equity are referred to as the “Statements of Equity” herein.

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

Reclassifications and adjustments

Certain fiscal 2019 and 2018 amounts have been reclassified to conform to the fiscal 2020 presentation.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The outbreak of the coronavirus disease 2019 (“COVID-19”) pandemic has resulted in widespread and continuing negative impacts on the macroeconomic environment and disruption to the Company’s business. Weak economic conditions and increased volatility and disruption in the financial markets pose risks to the Company and its business partners, including advertisers whose expenditures tend to reflect overall economic conditions. The COVID-19 pandemic has caused some of the Company’s advertisers (including, in particular, local market advertisers) to reduce their spending, and future declines in the economic prospects of advertisers or the economy in general could negatively impact their advertising expenditures further. Depending on the duration and severity of the recession, it could lead to changes in consumer behavior, including increasing numbers of consumers canceling or foregoing subscriptions to MVPD services, that adversely affect the Company’s affiliate fee and advertising revenues. In addition, the Company’s business depends on the volume and popularity of the content it distributes, particularly sports content. Following the COVID-19 outbreak, sports events to which the Company has broadcast rights have been cancelled or postponed and the production of certain entertainment content the Company distributes has been suspended. Depending on their duration and severity, these disruptions could materially adversely affect the Company’s future advertising revenues and, over a longer period of time, its future affiliate fee revenues. If there is a significant decline in the Company’s estimated revenues or the expected popularity of its programming, it could lead to a downward revision in the value of, among other things, the Company’s reporting units, indefinite-lived intangible assets, programming rights and long-lived assets and result in a non-cash impairment charge that is material to the Company’s reported net earnings.

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

Receivables, net consist of:

	As of June 30,
	2020	2019
	(in millions)
Total receivables	$1,981	$2,007
Allowances for doubtful accounts	(93)	(35)
Total receivables, net(a)	$1,888	$1,972

(a)	Includes $5 million of non-current receivables recorded in Other non-current assets on the Consolidated Balance Sheet as of June 30, 2019.

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

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

programming, which includes acquired series, co-produced series, movies and other programs, are amortized primarily on an accelerated basis.

The Company has single and multi-year contracts for broadcast rights of programs and sports events. The Company evaluates the recoverability of the unamortized costs associated therewith, using total estimated advertising and other revenues attributable to the program material and considering the Company’s expectations of the usefulness of the program rights. The recoverability of certain sports rights contracts for content broadcast on the FOX Network and the sports channels is assessed on an aggregate basis. Where an evaluation indicates that these multi-year contracts will result in an asset that is not recoverable, amortization of rights is accelerated. The costs of multi-year sports contracts at the FOX Network and the sports channels are primarily amortized based on the ratio of each current period’s attributable revenue for each contract to the estimated total remaining attributable revenue for each contract. Estimates can change and, accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.

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

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over an estimated useful life of three to 40 years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property are expensed as incurred. Changes in circumstances, such as technological advances, or changes to the Company’s business model or capital strategy, could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the estimated useful life of property, plant and equipment should be shortened, the Company depreciates the asset over its revised remaining useful life, thereby increasing depreciation expense.

Goodwill and intangible assets

The Company’s intangible assets include goodwill, Federal Communications Commission (“FCC”) licenses, multi-channel video programming distributor (“MVPD”) affiliate agreements and relationships, and trademarks and other copyrighted products. Intangible assets acquired in business combinations are recorded at their estimated fair value at the date of acquisition. Goodwill is recorded as the difference between the consideration transferred to acquire entities and the estimated fair values assigned to their tangible and identifiable intangible net assets. Amounts recorded as goodwill are assigned to more than one reporting unit as of the acquisition date when more than one reporting unit is expected to benefit from the synergies of the combination. In accordance with ASC 350 “Intangibles—Goodwill and Other” (“ASC 350”), the Company’s goodwill and indefinite-lived intangible assets, which primarily consist of FCC licenses, are tested annually for impairment, or earlier, if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. The impairment assessment of indefinite-lived intangibles compares the fair value of the assets to their carrying value. Intangible assets with finite lives are generally amortized over their estimated useful lives. See Note 8—Goodwill and Intangible Assets, net under the heading “Annual Impairment Review” for additional information on the Company’s impairment assessments.

When a business within a reporting unit is disposed of, goodwill is allocated to the disposed business using the relative fair value method.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Leases

The Company has lease agreements primarily for office facilities, transponders and other equipment. At contract inception, the Company determines if a contract is or contains a lease and whether it is an operating or finance lease. The Company does not separate lease components from nonlease components for real estate leases.

For operating leases that have a lease term of greater than one year, the Company initially recognizes operating lease liabilities and right-of-use (“ROU”) assets at the lease commencement date, which is the date that the lessor makes an underlying asset available for use by the Company. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the present value of the Company’s obligation to make lease payments, primarily escalating fixed payments, over the lease term. The discount rate used to determine the present value of the lease payments is generally the Company’s incremental borrowing rate because the rate implicit in the lease is generally not readily determinable. The incremental borrowing rate for the lease term is determined by adjusting the Company’s unsecured borrowing rate for a similar term to approximate a collateralized borrowing rate. The Company's lease terms for each of its leases represents the noncancelable period for which the Company has the right to use an underlying asset, together with all of the following: (i) periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option; (ii) periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option; and (iii) periods covered by an option to extend (or not to terminate) the lease in which exercise of the option is controlled by the lessor. The Company recognizes lease payments as lease expense on a straight-line basis over the lease term.

The Company’s operating ROU assets are included in Other non-current assets and the Company’s current and non-current operating lease liabilities are included in Accounts payable, accrued expenses and other current liabilities and Other liabilities, respectively, in the Company’s Balance Sheet (See Note 21—Additional Financial Information).

Asset impairments

Investments

Equity method investments are reviewed for impairment by comparing their fair value to their respective carrying amounts. The Company determines the fair value of its private company investments by considering available information, including recent investee equity transactions, discounted cash flow analyses, estimates based on comparable public company operating multiples and, in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of time and extent to which the market value has been below cost, the financial condition and near-term prospects of the issuer of the security, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value and other factors influencing the fair market value, such as general market conditions.

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

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Long-lived assets

ASC 360, “Property, Plant, and Equipment,” ASC 842, “Leases” and ASC 350 require that the Company periodically review the carrying amounts of its long-lived assets, including property, plant and equipment, ROU assets and finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment adjustment is recognized and is measured as the amount by which the carrying value of such asset or asset group exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less their costs to sell.

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

The Company generates affiliate fee revenue from affiliate agreements with traditional and digital MVPDs (as defined in Note 17—Segment Information) for cable network programming and for the broadcast of the Company’s owned and operated television stations. In addition, the Company generates affiliate fee revenue from affiliate agreements with independently owned television stations that are affiliated with the FOX Network and receive retransmission consent fees from traditional and digital MVPDs for their signals. Affiliate fee revenue is recognized at a point in time when the network programming, a functional license of intellectual property, is made available to the customer, which is done on a continuous basis. For contracts with affiliate fees based on the number of the affiliate’s subscribers, revenues are recognized based on the contractual rate multiplied by the estimated number of subscribers each period. For contracts with fixed affiliate fees, revenues are recognized based on the relative standalone selling price of the network programming provided over the contract term, which generally reflects the invoiced amount. Affiliate contracts are generally multi-year contracts with payments due monthly.

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

Advertising expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses—Advertising Cost.” Advertising expenses recognized totaled $425 million, $388 million and $392 million for fiscal 2020, 2019 and 2018, respectively.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

On March 19, 2019, the date of the Distribution, 621 million shares of the Company’s Common Stock were distributed to 21CF stockholders (other than holders that were subsidiaries of 21CF). These 621 million shares have been utilized for the calculation of basic and diluted earnings per share for all periods presented that ended prior to the date of the Distribution as no shares of common stock or equity-based awards of the Company were outstanding prior to that date (See Note 12—Equity-Based Compensation).

Equity-based compensation

The Company accounts for share-based payments in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the Financial Statements. ASC 718 establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair value-based measurement method in accounting for generally all share-based payment transactions with employees. The Company recognizes compensation cost for awards granted that have only service requirements and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. The Company accounts for forfeitures when they occur.

For periods prior to the Distribution, the Company employees participated in 21CF’s equity-based compensation plans. Equity-based compensation expense was allocated to the Company based on the awards and terms previously granted to the Company employees. In connection with the Distribution, certain 21CF equity awards were converted into new equity awards of the Company (See Note 12—Equity-Based Compensation).

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

Redeemable noncontrolling interests

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity,” because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded are put rights held by minority shareholders in a majority-owned sports network and in Credible Labs Inc. (“Credible”). The Company accretes the changes in the redemption value of the redeemable noncontrolling interests over the period of issuance to the earliest redemption date. If a redeemable noncontrolling interest is redeemable at fair value, adjustments to the carrying amount are recorded in retained earnings. If a redeemable noncontrolling interest is redeemable at an amount in excess of fair value, the portion of the adjustment that reflects a redemption in excess of fair value is presented within net income attributable to noncontrolling interests in the Statements of Operations.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Concentrations of credit risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2020 or 2019. Generally, the Company does not require collateral to secure receivables. As of June 30, 2020 and 2019, the Company had no individual customers that accounted for 10% or more of the Company’s receivables.

Recently Adopted and Recently Issued Accounting Guidance and the CARES Act

Adopted

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“Topic 842”), as amended. Topic 842 requires recognition of lease liabilities and ROU assets on the balance sheet and disclosure of key information about leasing arrangements. On July 1, 2019, the Company adopted Topic 842 on a modified retrospective basis and recorded operating lease liabilities and ROU assets of approximately $635 million and $585 million, respectively, at the date of adoption (See Note 10—Leases). The difference between the Company’s initial recognition of operating lease liabilities and ROU assets, at the date of adoption, was primarily a result of the reclassification of the deferred rent liability. The adoption of Topic 842 did not have a significant impact on the Statements of Operations. In accordance with the guidance in Topic 842, the Company elected not to reassess (i) whether any existing contracts are or contain leases, (ii) lease classification for existing leases or (iii) capitalization of initial direct costs for existing leases.

During fiscal 2020, the Company early adopted ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The objective of ASU 2017-04 is to simplify how an entity is required to test goodwill for impairment. Under previous GAAP, entities were required to test goodwill for impairment using a two-step approach. Under the amendments in ASU 2017-04, an entity performs its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The adoption of ASU 2017-04 did not have an effect on the Company’s Financial Statements.

During fiscal 2020, the Company early adopted ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). The amendments in ASU 2018-14 modify certain aspects of disclosure about defined benefit pension and other postretirement plans. The adoption of ASU 2018-14 did not have a significant impact on the Company’s Financial Statements.

Issued

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), as amended. The amendments in ASU 2016-13 require, among other things, financial assets measured at amortized cost basis to be presented at the net amount expected to be collected as compared to current GAAP which delays recognition until it is probable a loss has been incurred. ASU 2016-13 is effective for the Company beginning July 1, 2020 on a modified retrospective basis. The Company is currently evaluating the impact ASU 2016-13 will have on its financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). The amendments in ASU 2018-15 require implementation costs incurred in a hosting arrangement that is a service contract to be capitalized using the same guidance for capitalizing implementation costs incurred to develop or obtain internal-use software. In addition, ASU 2018-15 provides guidance over the term to amortize the capitalized implementation costs and requires specific financial statement presentation and disclosures. ASU 2018-15 is effective for the Company beginning July 1, 2020 on a prospective basis. The Company does not expect the adoption of ASU 2018-15 to have a material impact on its financial statements.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In March 2019, the FASB issued ASU 2019-02, “Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials” (“ASU 2019-02”). The amendments in ASU 2019-02 align the accounting for production costs of episodic television series with the accounting for production costs of films. In addition, ASU 2019-02 modifies certain aspects of the amortization, impairment, presentation and disclosure requirements in ASC 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350, including eliminating the balance sheet classification guidance. ASU 2019-02 is effective for the Company beginning July 1, 2020 on a prospective basis. The Company does not expect the adoption of ASU 2019-02 to have a material impact on its financial statements.

CARES Act

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act includes provisions relating to refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carryback periods, modifications to net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company does not expect these changes to have a material impact on its financial statements.

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

During fiscal 2020, the Company completed acquisitions as more fully described below. All of the acquisitions were accounted for under ASC 805, “Business Combinations” (“ASC 805”), which requires, among other things, that an acquirer record any noncontrolling interests in an acquiree at their acquisition date fair value. Accordingly, one transaction described below involved the Company acquiring control with an ownership stake of less than 100%. In this instance, the allocation of consideration transferred reflects 100% of the fair value of the acquiree with the noncontrolling interests recorded at fair value.

These acquisitions support the Company’s strategy to strengthen its core brands and leverage its sports broadcasting rights and expand their reach beyond their traditional linear businesses. For these acquisitions, the accounting for the business combination, including consideration transferred, is based on provisional amounts and the allocation of the consideration transferred is not final. The amounts allocated to intangibles and goodwill, the estimates of useful lives and the related amortization expense are subject to changes pending the completion of the final valuations of certain assets and liabilities. A change in the allocation of consideration transferred and any estimates of useful lives could result in a change in the value allocated to the intangible assets that could impact future amortization expense.

For fiscal 2020, the incremental revenues and Segment EBITDA (as defined in Note 17—Segment Information), related to the acquisitions below, included in the Company’s consolidated results of operations were not material individually or in the aggregate.

Fiscal 2020

Acquisitions and Disposals

Tubi Acquisition

In April 2020, the Company acquired Tubi, Inc. (“Tubi”), a free advertising-supported video-on-demand service, for approximately $445 million in cash (the “Tubi Acquisition”), net of cash acquired. The consideration transferred of approximately $470 million has been preliminary allocated, based on a provisional valuation, as follows: approximately $130 million to intangible assets with useful lives ranging from three to 10 years; approximately $320 million representing goodwill; and the remainder to other net assets. The estimated goodwill, which is not tax deductible, reflects the synergies and increased market penetration expected from combining the operations of Tubi and the Company. Potential additional consideration, in the form of deferred consideration and unvested options, totaling approximately $45 million, may be due over a three-year period following the closing of the transaction and will be recognized as compensation expense over that period. The Company financed the Tubi Acquisition principally with the net proceeds from the sale of its investment in Roku, Inc. (“Roku”) as discussed below.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Television Stations Acquisition and Divestiture

In March 2020, the Company acquired three television stations (FOX-affiliate KCPQ and MyNetworkTV-affiliate KZJO located in Seattle, Washington and FOX-affiliate WITI located in Milwaukee, Wisconsin) for approximately $350 million in cash from Nexstar Media Group, Inc. (“Nexstar”). As part of this transaction, the Company sold Nexstar two television stations (FOX-affiliate WJZY and MyNetworkTV-affiliate WMYT located in Charlotte, North Carolina) for approximately $45 million in cash. The consideration transferred of approximately $350 million for the stations the Company acquired has been preliminarily allocated, based on a provisional valuation, as follows: approximately $210 million to intangible assets, of which approximately $110 million has been allocated to FCC licenses with indefinite lives and approximately $100 million to amortizable intangible assets, primarily retransmission agreements with useful lives of eight years; approximately $30 million to property, plant and equipment; and the balance to goodwill. The estimated goodwill, which is tax deductible, reflects the increased synergies and market penetration expected from combining the operations of the three television stations with those of the Company.

Credible Acquisition

In October 2019, the Company acquired 67% of the equity in Credible, a U.S. consumer finance marketplace, for approximately $260 million in cash (the “Credible Acquisition”), net of cash acquired. The remaining 33% of Credible not owned by the Company was recorded at fair value on the acquisition date based on the Company’s valuation of Credible’s business using a market approach (a Level 3 measurement as defined in Note 6—Fair Value). The consideration transferred of approximately $260 million has been preliminarily allocated, based on a provisional valuation of 100% of Credible, as follows: approximately $70 million to intangible assets, primarily tradenames, with useful lives ranging from five to 10 years; approximately $285 million representing goodwill; approximately $(110) million to redeemable noncontrolling interests and the remainder to other net assets. The estimated goodwill, which is not tax deductible, reflects the increased market penetration and synergies expected from combining the operations of Credible and the Company.

Other Transactions

Flutter

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

In October 2019, Flutter Entertainment plc (“Flutter”) and The Stars Group announced that they had reached agreement on the terms of a recommended all-share combination to create a global leader in sports betting and gaming (the “Combination”) and, in May 2020, the Combination was completed. As part of the agreement, FOX Sports received the right to acquire an approximately 18.5% equity interest in FanDuel Group, a majority-owned subsidiary of Flutter, at its market value in 2021 (structured as a 10-year option from 2021, subject to a carrying value adjustment). In May 2020, the Company invested an additional approximately $100 million in Flutter, which increased the Company’s equity interest in Flutter to approximately 3%. The Company accounts for the investment in Flutter at fair value (See Note 6—Fair Value).

Roku

In March 2020, the Company sold its investment in Roku for approximately $340 million. The Company recorded a loss of approximately $210 million for fiscal 2020 related to the change in the fair value of its investment in Roku prior to disposition, which was recorded in Other, net in the Statement of Operations (See Note 21—Additional Financial Information). The Company purchased its investment in Roku for approximately $40 million.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Fiscal 2019

Other Transactions

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

Other Transactions

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

NOTE 4. RESTRUCTURING PROGRAMS

Fiscal 2020

During fiscal 2020, the Company recorded restructuring charges at the Cable Network Programming and Television segments of approximately $425 million reflecting contract termination costs related to a programming rights agreement with the United States Golf Association (the “USGA”) for the broadcast of USGA events on the Company’s networks, including the write-off of approximately $75 million of programming rights advances. The Company paid approximately $320 million to the USGA in June 2020 for the contract termination. As a result of the contract termination, the Company no longer has the rights to broadcast future USGA events and has no additional payment obligations to the USGA.

Changes in the restructuring program liabilities were as follows:

	One time termination benefits	Contract termination costs		Total
	(in millions)
Balance, June 30, 2017	$(93)	$-		$(93)
Additions	(11)	-		(11)
Payments	66	-		66
Other	1	-		1
Balance, June 30, 2018	$(37)	$-		$(37)
Additions	(26)	-		(26)
Payments	23	-		23
Balance, June 30, 2019	$(40)	$-		$(40)
Additions	(24)	(427)		(451)
Payments	26	397	(a)	423
Balance, June 30, 2020	$(38)	$(30)		$(68)

(a)	Includes the write-off of approximately $75 million of programming rights advances.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Restructuring charges are recorded in Impairment and restructuring charges in the Statements of Operations. As of June 30, 2020 and 2019, restructuring liabilities of approximately $40 million and $30 million, respectively, were included in Accounts payable, accrued expenses and other current liabilities in the Balance Sheets and the balance of the accrual was included in Non-current Other liabilities in the Balance Sheets.

NOTE 5. INVENTORIES, NET

The Company’s inventories were comprised of the following:

	As of June 30,
	2020	2019
	(in millions)
Sports programming rights	$674	$954
Entertainment programming rights	384	380
Total inventories, net	1,058	1,334
Less: current portion of inventories, net	(856)	(1,129)
Total non-current inventories, net	$202	$205

The Company evaluates the recoverability of the unamortized costs associated with the Company’s programming rights using total estimated advertising and other revenues attributable to the program material and considering the Company’s expectations of the usefulness of the program rights. As a result of the evaluation, the Company recognized write-downs of approximately $95 million and $55 million in fiscal 2020 and 2019, respectively, related to sports, entertainment and syndicated programming rights at the Cable Network Programming and Television segments, which were recorded in Operating expenses in the Statements of Operations.

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

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following tables present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of June 30, 2020
	Total	Level 1		Level 2	Level 3
	(in millions)
Assets
Investments in equity securities	$531	$531	(a)	$-	$-
Liabilities
Other	(6)	-		-	(6)	(b)
Redeemable noncontrolling interests	(305)	-		-	(305)	(b)
Total	$220	$531		$-	$(311)

	Fair value measurements
	As of June 30, 2019
	Total	Level 1		Level 2		Level 3
	(in millions)
Assets
Investments in equity securities	$761	$545	(c)	$216	(d)	$-
Redeemable noncontrolling interests	(189)	-		-		(189)	(b)
Total	$572	$545		$216		$(189)

(a)

The investment categorized as Level 1 represents an investment in equity securities of Flutter with a readily determinable fair value (See Note 3—Acquisitions, Disposals and Other Transactions under the heading “Flutter” for further discussion).

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

(c)

The investment categorized as Level 1 represents an investment in equity securities of Roku with a readily determinable fair value, which was sold in March 2020 (See Note 3—Acquisitions, Disposals and Other Transactions under the heading “Roku” for further discussion).

(d)

The investment categorized as Level 2 represents an investment in equity securities of The Stars Group estimated using the quoted market price of The Stars Group common stock less a discount due to a lack of marketability (“DLOM”) as a result of certain transfer restrictions. The DLOM was derived based on the remaining term of the lock up period and the volatility of The Stars Group common stock. The investment in The Stars Group was transferred from Level 2 of the fair value hierarchy to Level 1 during the fourth quarter of fiscal 2020 as a result of The Stars Group equity securities being exchanged for Flutter equity securities upon the completion of the Combination in May 2020 and the removal of the transfer restrictions on the Company’s investment (See Note 3—Acquisitions, Disposals and Other Transactions under the heading “Flutter” for further discussion).

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Redeemable Noncontrolling Interests

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the years ended June 30,
	2020		2019		2018
	(in millions)
Beginning of year	$(189)		$(275)		$(154)
Acquisitions(a)	(109)		-		-
Net income	(33)		(33)		(41)
Distributions	24		32		41
Accretion and other	2	(b)	87	(b)	(121)
End of year	$(305)		$(189)		$(275)

(a)	See Note 3—Acquisitions, Disposals and Other Transactions under the heading “Credible Acquisition.”
(b)

As a result of the expiration of a portion of the put rights held by the sports network minority shareholder during fiscal 2020 and 2019, approximately $120 million and $200 million, respectively, was reclassified into equity.

The fair values of the redeemable noncontrolling interests in the sports network and Credible were determined by using discounted cash flow analysis and market-based valuation approach methodologies. Significant unobservable inputs used in the fair value measurements of the Company’s redeemable noncontrolling interests are EBITDA (as defined in Note 17—Segment Information) projections, discount rates and multiples. Significant increases (decreases) in multiples would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in discount rates, assuming no changes in multiples, would result in a significantly (lower) higher fair value measurement.

Another portion of the put rights held by the sports network minority shareholder became exercisable in July 2020 and the remaining portion will become exercisable in July 2021. The put right held by the Credible minority shareholder will become exercisable in fiscal 2025.

Financial Instruments

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and investments accounted for using the measurement alternative in accordance with ASC 321, approximates fair value.

	As of June 30,
	2020	2019
	(in millions)
Borrowings
Fair value	$9,746	$7,643
Carrying value	$7,946	$6,751

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

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 7. PROPERTY, PLANT AND EQUIPMENT, NET

		As of June 30,
	Useful lives	2020	2019
		(in millions)
Land		$126	$123
Buildings and leaseholds	3 to 40 years	1,300	1,319
Machinery and equipment	3 to 10 years	1,575	1,516
		3,001	2,958
Less: accumulated depreciation and amortization		(1,813)	(1,767)
		1,188	1,191
Construction in progress		310	122
Total property, plant and equipment, net		$1,498	$1,313

Depreciation and amortization related to Property, plant and equipment was $222 million, $197 million and $157 million for fiscal 2020, 2019 and 2018, respectively.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS, NET

The changes in the carrying values of the Company’s intangible assets and related accumulated amortization were as follows:

	Intangible assets not subject to amortization
	FCC licenses	Other	Total	Amortizable intangible assets, net(a)	Total intangible assets, net
	(in millions)
Balance, June 30, 2019	$2,167	$642	$2,809	$42	$2,851
Acquisitions(b)	113	-	113	300	413
Disposals(b)	(30)	-	(30)	-	(30)
Amortization	-	-	-	(36)	(36)
Balance, June 30, 2020	$2,250	$642	$2,892	$306	$3,198

(a)	Net of accumulated amortization of $165 million and $129 million as of June 30, 2020 and 2019, respectively. The average useful life of amortizable intangible assets ranges from three to 20 years.
(b)	See Note 3—Acquisitions, Disposals and Other Transactions under the heading “Acquisitions and Disposals.”

Amortization related to finite-lived intangible assets was $36 million, $15 million and $14 million for fiscal 2020, 2019 and 2018, respectively.

Based on the current balance of finite-lived intangible assets, the estimated amortization expense for each of the succeeding five fiscal years is as follows:

	For the years ending June 30,
	2021	2022	2023	2024	2025
	(in millions)
Estimated amortization expense(a)	$61	$52	$48	$31	$26

(a)	These amounts may vary as acquisitions and dispositions occur in the future.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The changes in the carrying value of goodwill, by segment, are as follows:

	Cable Network Programming	Television	Other, Corporate and Eliminations	Total Goodwill
	(in millions)
Balance, June 30, 2019	$987	$1,704	$-	$2,691
Acquisitions(a)	45	462	222	729
Disposals(a)	-	(11)	-	(11)
Balance, June 30, 2020	$1,032	$2,155	$222	$3,409

(a)	See Note 3—Acquisitions, Disposals and Other Transactions under the heading “Acquisitions and Disposals.”

The carrying amount of Television segment goodwill was net of accumulated impairments of $371 million as of June 30, 2020 and 2019.

Annual Impairment Review

Goodwill

If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount after a qualitative assessment, the Company performs a quantitative impairment test to calculate the fair value of the reporting unit and compare it with its carrying amount, including goodwill. In performing the quantitative assessment, the Company determines the fair value of a reporting unit primarily by using discounted cash flow analysis and market-based valuation approach methodologies. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, company earnings multiples and relevant comparable transactions, as applicable, and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates have been assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable public company trading values. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

FCC licenses

The Company performs impairment reviews consisting of a comparison of the estimated fair value of the Company’s FCC licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical start-up scenario for a broadcast station in each of the markets the Company operates in. The significant assumptions used are the discount rate and terminal growth rates and operating margins, as well as industry data on future advertising revenues in the markets where the Company owns television stations. These assumptions are based on actual third-party historical performance and estimates of future performance in each market.

Fiscal 2020 and 2019

During fiscal 2020 and 2019, the Company determined that the goodwill and indefinite-lived intangible assets included in the Balance Sheets as of June 30, 2020 and 2019, respectively, were not impaired.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 9. BORROWINGS

	Outstanding as of June 30,
	2020	2019
	(in millions)
Public debt
3.666% senior notes due 2022	$750	$750
4.030% senior notes due 2024	1,250	1,250
3.050% senior notes due 2025	600	-
4.709% senior notes due 2029	2,000	2,000
3.500% senior notes due 2030	600	-
5.476% senior notes due 2039	1,250	1,250
5.576% senior notes due 2049	1,550	1,550
Total public debt	8,000	6,800
Less: unamortized discount and debt issuance costs	(54)	(49)
Total borrowings	$7,946	$6,751

Public Debt - Senior Notes Issued

The Company issued senior notes (as summarized above) (the “Notes”) under an Indenture, dated as of January 25, 2019, by and between the Company and The Bank of New York Mellon, as Trustee (the “2019 Indenture”). The Notes are direct unsecured obligations of the Company and rank pari passu with all other senior indebtedness of the Company, including the indebtedness under the Revolving Credit Agreement described below. Redemption may occur, at the option of the holders, at 101% of the principal amount plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. The Notes are subject to certain covenants, which, among other things, limit the Company’s ability and the ability of the Company’s subsidiaries, to create liens and engage in merger, sale or consolidation transactions. The 2019 Indenture does not contain any financial maintenance covenants. Under the 2019 Indenture, the Company had the following issuances:

In April 2020, the Company issued $1.2 billion of senior notes and used the net proceeds for general corporate purposes.

In January 2019, the Company issued $6.8 billion of senior notes and used the net proceeds, together with available cash on its balance sheet, to fund the Dividend and to pay fees and expenses incurred in connection with the issuance of such notes and the Separation and the Distribution.

Revolving Credit Agreement

On March 15, 2019, the Company entered into a credit agreement (the “Revolving Credit Agreement”) among the Company, as Borrower, the initial lenders named therein, the initial issuing banks named therein, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities Inc. and Goldman Sachs Bank USA, as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Morgan Stanley Bank, N.A., as Co-Documentation Agents, and the other parties party thereto. The Revolving Credit Agreement provides for a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of March 2024. Under the Revolving Credit Agreement, the Company may request an increase in the amount of the credit facility commitments up to a maximum facility amount of $1.5 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. The material terms of the Revolving Credit Agreement include the requirement that the Company maintain specific leverage ratios and limitations on indebtedness. In April 2020, the Company entered into an amendment to the Revolving Credit Agreement, which, among other things, deducts cash in excess of $500 million from indebtedness for purposes of calculating the operating income leverage ratio under the agreement. The interest rates and fees under the Revolving Credit Agreement are based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current credit ratings, the interest rate on borrowings under the Revolving Credit Agreement would be London Interbank Offered Rate (“LIBOR”) plus 1.1% and the facility fee is 0.15%. As of June 30, 2020, there were no borrowings outstanding under the Revolving Credit Agreement.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Bridge Credit Agreement

In December 2017, 21st Century Fox America, Inc. (“21CFA”), a wholly owned subsidiary of 21CF, entered into a commitment letter on behalf of FOX with the financial institutions party thereto for borrowings of up to $9 billion to provide FOX with financing in connection with the Dividend. FOX paid a commitment fee of 0.125%. Upon the issuance of the $6.8 billion of senior notes in January 2019, the commitment letter was reduced to $1.7 billion. In anticipation of the payment of the Dividend, the Company entered into a $1.7 billion 364-Day Bridge Term Loan Agreement (the “Bridge Credit Agreement”) on March 15, 2019 with the initial lenders named therein, Goldman Sachs Bank USA, as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, and Citibank, N.A. and Deutsche Bank Securities Inc., as Co-Syndication Agents. The Company did not request any borrowings under the Bridge Credit Agreement and, as permitted under the terms of the agreement, terminated the agreement on March 20, 2019. In connection with such termination, all accrued and unpaid fees thereunder were paid in full and all commitments thereunder were terminated.

Note 10. LEASES

Lessee Arrangements

The following amounts were recorded in the Company’s Balance Sheet relating to its operating leases and other supplemental information:

As of June 30, 2020
(in millions)
ROU assets	$539
Lease liabilities
Current lease liabilities	$122
Non-current lease liabilities	452
Total lease liabilities	$574
Other supplemental information
Weighted average remaining lease term	8 years
Weighted average discount rate	3%

The following table presents information about the Company’s lease costs and supplemental cash flows information for leases:

For the year ended June 30, 2020
(in millions)
Lease costs
Total lease costs(a)	$126
Supplemental cash flows information
Operating cash flows from operating leases	$166
ROU assets obtained in exchange for operating lease liabilities(b)	$87

(a)

Total lease costs of $126 million for the year ended June 30, 2020 are net of sublease income of approximately $50 million, of which approximately $40 million relates to office facilities that have been subleased to News Corporation.

(b)

Primarily related to leases obtained through the Company’s acquisitions (See Note 3—Acquisitions, Disposals and Other Transactions under the heading “Acquisitions and Disposals”) and the commencement of a lease.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table presents the lease payments relating to the Company’s operating leases:

As of June 30, 2020
(in millions)
Fiscal Year
2021(a)	$135
2022	95
2023	95
2024	91
2025	83
Thereafter	169
Total lease payments	668
Less: imputed interest	(94)
Present value of operating lease liabilities	$574

(a)	Included in the fiscal 2021 lease payments presented above are approximately $15 million for office facilities that have been subleased through November 2020 to News Corporation.

In accordance with GAAP in effect prior to the adoption of Topic 842, total operating lease expense, including corporate allocations, was approximately $100 million and $105 million for fiscal 2019 and 2018, respectively.

Lessor Arrangements

The Company’s lessor arrangements primarily relate to its owned production and office facilities at the FOX Studio Lot, which is located in Los Angeles, California. The Company is responsible for the management of the FOX Studio Lot, which includes managing and providing facilities, studio operations, and production services. The Company leases production and office space on the FOX Studio Lot to 21CF for an initial term of seven years, subject to two five-year renewal options exercisable by 21CF. As a result, the FOX Studio Lot will predominantly be utilized by Disney productions until 2026. The Company will receive approximately $50 million annually in lease payments over the lease term.

The Company recorded total lease income of approximately $55 million for the year ended June 30, 2020, which is included in Revenues in the Statements of Operations. The Company recognizes lease payments for operating leases as revenue on a straight-line basis over the lease term and variable lease payments as revenue in the period incurred.

Note 11. STOCKHOLDERS’ Equity

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

As of June 30, 2020, there were approximately 18,500 holders of record of shares of Class A Common Stock and approximately 4,900 holders of record of shares of Class B Common Stock.

In the event of a liquidation or dissolution or winding up of the Company, after distribution in full of the preferential and/or other amounts to be distributed to the holders of shares of any outstanding series of preferred stock or series common stock, holders of Class A Common Stock and Class B Common Stock, to the extent fixed by the Board of Directors (the “Board”) with respect thereto, are entitled to receive all of the remaining assets of the Company available for distribution to its stockholders, ratably in proportion to the number of shares held by Class A Common Stock holders and Class B Common Stock holders, respectively. In the event of any merger or consolidation with or into another entity, the holders of Class A Common Stock and the holders of Class B Common Stock generally are entitled to receive substantially identical per share consideration.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Under the Certificate of Incorporation, the Board is authorized to issue shares of preferred stock or common stock at any time, without stockholder approval, and to determine all the terms of those shares, including the following:

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

Any decision by the Board to issue preferred stock or common stock must, however, be taken in accordance with the Board’s fiduciary duty to act in the best interests of the Company’s stockholders. The Company is authorized to issue 35,000,000 shares of preferred stock, par value $0.01 per share and 35,000,000 shares of series common stock, par value $0.01 per share. The Board has the authority, without any further vote or action by the stockholders, to issue preferred stock and series common stock in one or more series and to fix the number of shares, designations, relative rights (including voting rights), preferences, qualifications and limitations of such series to the full extent permitted by Delaware law.

Stock Repurchase Program

On November 6, 2019, the Company announced that the Board had authorized a stock repurchase program providing for the repurchase of $2 billion of the Company’s Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time. The Company also announced that it had entered into an accelerated share repurchase (“ASR”) agreement to repurchase $350 million of Class A Common Stock and announced its intention to promptly repurchase $150 million of Class B Common Stock.

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

In addition to the shares purchased under the ASR agreement, during fiscal 2020, the Company repurchased approximately two million and five million shares of Class A Common Stock and Class B Common Stock, respectively, for $72 million and $178 million, respectively, in the open market.

In total, the Company repurchased approximately 17 million shares of Common Stock for $600 million during fiscal 2020.

Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.

As of June 30, 2020, the Company’s remaining stock repurchase authorization was approximately $1.4 billion.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Dividends

The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the years ended June 30,
	2020	2019	2018
Cash dividend per share	$0.46	$0.23	$-

Comprehensive Income

Comprehensive income is reported in the Statements of Comprehensive Income and consists of Net income and Other comprehensive (loss) income, including unrealized holding gains and losses on securities and benefit plan adjustments, which affect stockholders’ equity, and under GAAP, are excluded from Net income.

The following tables summarize the activity within Other comprehensive (loss) income:

	For the year ended June 30, 2020
	Before tax	Tax benefit (provision)	Net of tax
	(in millions)
Benefit plan adjustments
Unrealized losses	$(175)	$44	$(131)
Reclassifications realized in net income(a)	29	(7)	22
Other comprehensive loss	$(146)	$37	$(109)

	For the year ended June 30, 2019
	Before tax	Tax benefit (provision)	Net of tax
	(in millions)
Benefit plan adjustments and other
Unrealized losses	$(133)	$35	$(98)
Reclassifications realized in net income(a)	12	(3)	9
Other comprehensive loss	$(121)	$32	$(89)

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the year ended June 30, 2018
	Before tax	Tax provision	Net of tax
	(in millions)
Gains on securities
Unrealized gains	$222	$(92)	$130
Other comprehensive income	$222	$(92)	$130
Benefit plan adjustments
Unrealized gains	$5	$(1)	$4
Reclassifications realized in net income(a)	8	(2)	6
Other comprehensive income	$13	$(3)	$10

(a)

Reclassifications of amounts related to benefit plan adjustments are included in Other, net in the Statements of Operations (See Note 15—Pension and Other Postretirement Benefits for additional information).

Accumulated other comprehensive (loss) income

The following table summarizes the components of Accumulated other comprehensive (loss) income, net of tax:

	As of June 30,
	2020	2019		2018
	(in millions)
Unrealized holding gains on securities	$-	$-	(a)	$130
Benefit plan adjustments and other	(417)	(308)	(b)	(49)
Accumulated other comprehensive (loss) income, net of tax	$(417)	$(308)		$81

(a)

On July 1, 2018, the Company adopted ASU 2016-01, “Financial Instruments––Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) on a modified retrospective basis and recorded a cumulative effect adjustment of $130 million to reclassify unrealized holding gains on investments in equity securities within Accumulated other comprehensive (loss) income to Twenty-First Century Fox, Inc. investment (See Statements of Equity). Subsequent to the adoption of ASU 2016-01, the Company accounts for investments in equity securities not accounted for under the equity method in accordance with ASC 321 (See Note 2—Summary of Significant Accounting Policies under the heading “Investments” for additional information).

(b)

The increase in the accumulated other comprehensive loss for Benefit plan adjustments and other includes a reclassification of $13 million as a result of the adoption of ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”) to eliminate the stranded tax effects resulting from the Tax Act (as defined in Note 16—Income Taxes) and $157 million related to the Shared Plans (as defined in Note 15—Pension and Other Postretirement Benefits”) allocable to the Company’s employees that was transferred to the Company in fiscal 2019 (See Statements of Equity).

NOTE 12. EQUITY-BASED COMPENSATION

Prior to the Distribution, the Company’s employees participated in 21CF’s equity plans. 21CF had plans authorized to grant equity awards of 21CF stock to the Company’s employees. The equity-based compensation expense recorded by the Company, in the periods prior to March 19, 2019, includes the expense associated with the employees historically attributable to the Company’s operations, as well as the expense associated with the allocation of equity-based compensation expense for corporate employees.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2019 Shareholder Alignment Plan

In connection with the Distribution, the Company adopted the Fox Corporation 2019 Shareholder Alignment Plan (the “SAP”), under which equity-based compensation, including stock options, stock appreciation rights, restricted and unrestricted stock, RSUs, performance stock units (“PSUs”) and other types of FOX equity awards may be granted. The Company’s officers, directors and employees are eligible to participate in the SAP. The maximum number of shares of Class A Common Stock that may be issued under the SAP is 65 million shares. As of June 30, 2020, the remaining number of shares of Class A Common Stock available for issuance under the SAP was approximately 54 million.

Awards granted under the SAP (other than stock options or stock appreciation rights) entitle the holder to receive Dividend Equivalents (as defined in the SAP) for each regular cash dividend on the common stock underlying the award paid by the Company during the award period. Dividend equivalents granted with respect to equity awards will be accrued during the applicable award period and such dividend equivalents will vest and be paid only if and when the underlying award vests.

The fair value of equity-based compensation under the SAP was calculated according to the type of award issued.

Restricted Stock Units

RSUs are awards that represent the potential to receive shares of Class A Common Stock at the end of the applicable vesting period, subject to the terms and conditions of the SAP, the applicable award documents and such other terms and conditions as the Compensation Committee of the Board (the “Compensation Committee”) may establish. RSUs awarded under the SAP are fair valued based upon the fair market value of Class A Common Stock on the grant date. Any person who holds RSUs has no ownership interest in the shares of Class A Common Stock to which such RSUs relate until and unless shares of Class A Common Stock are delivered to the holder.

During fiscal 2020, approximately 1.1 million RSUs were granted, which vest in equal annual installments over a three-year period subject to the participants’ continued employment with the Company.

In March 2019, in connection with the Distribution, the Compensation Committee granted approximately 2.4 million RSUs under the SAP, which primarily vest in two tranches. Approximately 50% of the RSUs vested on June 15, 2020 and 50% will vest on June 15, 2021 subject to a service requirement through the vesting date.

Performance Stock Units

PSUs are fair valued on the date of grant and expensed over the service period using a straight-line method as the awards cliff vest at the end of the three-year performance period. The Company also estimates the number of shares expected to vest which is based on management’s determination of the probable outcome of the performance conditions, which requires considerable judgment. The Company records a cumulative adjustment in periods in which the Company’s estimate of the number of shares expected to vest changes. Additionally, the Company ultimately adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. The number of shares that will be issued upon vesting of PSUs can range from 0% to 200% of the target award, based on the Company’s three-year total shareholder return (“TSR”) as measured against the three-year TSR of the companies that comprise the Standard and Poor’s 500 Index and other performance measures. The fair value of the TSR condition is determined using a Monte Carlo simulation model.

During fiscal 2020, approximately 1.4 million PSUs were granted, which have a three-year performance measurement period beginning in July 2019. The awards are subject to the achievement of three pre-established objective performance measures determined by the Compensation Committee. The awards issued will be settled in shares of Class A Common Stock upon vesting and are subject to the participants’ continued employment with the Company. Any person who holds PSUs shall have no ownership interest in the shares of Class A Common Stock to which such PSUs relate until and unless shares of Class A Common Stock are delivered to the holder. All shares of Class A Common Stock underlying awards that are cancelled or forfeited become available for future grants. Certain of these awards have a graded vesting provision and the expense recognition is accelerated.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

21CF RSUs and PSUs

The Company participated in 21CF’s 2013 Long-Term Incentive Plan (the “2013 Plan”), under which RSUs and PSUs were granted. The Company’s employees were eligible to participate in the 2013 Plan prior to the Distribution. The Compensation Committee of 21CF’s Board of Directors (“21CF’s Compensation Committee”) determined the recipients, type of award to be granted and amounts of awards to be granted under the 2013 Plan. In connection with the Distribution, certain of the 21CF RSU and PSU awards were converted into FOX RSUs using a formula designed to preserve the value of the awards immediately prior to the Distribution. All of the converted FOX RSUs were granted under the SAP and the approximately 5.5 million shares of Class A Common Stock underlying the converted FOX RSUs do not count against the maximum number of shares that may be issued under the SAP described above.

The following table summarizes the activity related to RSUs and target PSUs granted to the Company’s employees to be settled in stock (RSUs and PSUs in thousands):

	Fiscal 2020		Fiscal 2019			Fiscal 2018
	Number of shares	Weighted average grant- date fair value	Number of shares		Weighted average grant- date fair value(a)	Number of shares		Weighted average grant- date fair value(a)
RSUs and PSUs
Unvested units at beginning of the year	7,660	$32.27	10,896		$29.77	7,102		$28.62
Granted	2,499	32.44	1,565	(b)	46.11	5,698	(c)	32.21
Vested	(1,862)	43.07	(5,070)	(d)	30.07	(1,112)		34.59
Cancelled	(254)	27.14	(3,166)		29.72	(792)		30.28
Net units granted in conversion as a result of the Separation	-	-	1,011	(b), (c)	N/A	-		-
Granted after conversion	-	-	2,424		40.11	-		-
Unvested units at the end of the year(e)	8,043	$29.98	7,660		$32.27	10,896		$29.77

(a)

The weighted average grant date fair value prior to the Distribution represents the fair value of awards granted with respect to 21CF class A common stock prior to the conversion of the awards to FOX equity awards. The weighted average grant date fair value of the unvested units after the conversion in fiscal 2019 represents the fair value of awards using the applicable conversion ratio.

(b)	In fiscal 2019, 21CF’s Compensation Committee granted approximately 1.6 million 21CF RSUs to certain employees of the Company that converted into FOX RSUs that will generally vest in August 2021.
(c)

In fiscal 2018, 21CF’s Compensation Committee granted approximately 3.1 million 21CF PSUs to certain employees of the Company that converted into FOX RSUs that will vest in August 2020. In addition, 21CF’s Compensation Committee made a special grant of approximately 2.6 million 21CF restricted stock units (“Retention RSUs”) to certain of the Company’s senior executives, including 21CF named executive officers. Approximately 50% of the Retention RSUs were paid out in shares of 21CF class A common stock and the remaining 50% were converted into FOX RSUs and Disney RSUs on the same pro rata basis accorded to shareholders of 21CF common stock in the mergers contemplated by the 21CF Disney Merger Agreement and vested in fiscal 2020.

(d)	The 21CF PSUs scheduled to vest in 2019 were accelerated and paid out and 50% of the Retention RSUs were paid out in shares of 21CF class A common stock in connection with the Distribution.
(e)	The intrinsic value of unvested RSUs and target PSUs as of June 30, 2020 was approximately $215 million.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Stock Options

Stock options are awards that entitle the holder to purchase a specified number of shares of Class A Common Stock at a specified price for a specified period of time and become exercisable over time, subject to the terms and conditions of the SAP, the applicable award documents and such other terms and conditions as the Compensation Committee may establish. Stock Options granted under the SAP were fair valued using a Black-Scholes option valuation model that uses the following assumptions: (i) expected volatility was generally based on historical volatility of the Company, 21CF and the Company’s peer group over the expected term of the stock options; (ii) expected term of stock options granted was generally determined by analyzing historical data of the Company’s peer group and represented the period of time that stock options granted were expected to be outstanding; (iii) risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award; and (iv) expected dividend yield.

The following table summarizes information about the Company’s stock options granted under the SAP during fiscal 2020 and 2019 (options in thousands).

	Fiscal 2020			Fiscal 2019
	Number of options		Weighted average exercise price	Number of options		Weighted average exercise price

Outstanding at the beginning of the year	3,113		$40.25	-		$-
Granted	3,838	(a)	30.87	3,118	(b)	40.25
Cancelled	(142)		33.37	(5)		40.26
Outstanding at the end of the year(c)	6,809		$35.11	3,113		$40.25
Exercisable at the end of the year(d)	1,626		$39.30	-		$-
Weighted average grant-date fair value of options granted			$6.87			$8.67
Weighted average remaining contractual term of options outstanding at the end of the year			5.98 years			6.72 years
Weighted average remaining contractual term of options exercisable at the end of the year			5.50 years			N/A

(a)

The stock options granted in fiscal 2020 generally have a term of seven years and vest in equal annual installments over a three-year period subject to the participants’ continued employment with the Company.

(b)

In connection with the Distribution, the Compensation Committee granted stock options in March 2019. Approximately 50% of the stock options vested on June 15, 2020 and 50% will vest on June 15, 2021 subject to a service requirement through the vesting date. The options will expire approximately seven years from the grant date.

(c)	The intrinsic value of options outstanding as of June 30, 2020 and 2019 was $2.8 million and nil, respectively.
(d)	The intrinsic value of options exercisable as of June 30, 2020 and 2019 was $0.7 million and nil, respectively.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during fiscal 2020 and 2019:

	For the years ended June 30,
	2020	2019
Expected volatility	26.66%	26.50%
Risk-free interest rate	1.43%	2.41%
Expected dividend yield	1.46%	1.12%
Expected term of stock options	3.83 years	3.84 years

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes the Company’s equity-based compensation:

	For the years ended June 30,
	2020	2019	2018
	(in millions)
Equity-based compensation(a)	$156	$103	$100
Intrinsic value of all settled equity-based awards	$47	$247	$31
Tax benefit on settled equity-based awards	$6	$47	$9

(a)

Prior to the Distribution in March 2019, equity-based compensation included allocated expense for both executive directors and corporate executives of 21CF, allocated using a proportional allocation driver, which management has deemed to be reasonable.

As of June 30, 2020, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $125 million and is expected to be recognized over a weighted average period between one and two years.

NOTE 13. RELATED PARTY TRANSACTIONS AND TWENTY-FIRST CENTURY FOX, INC. INVESTMENT

Related Party Transactions

In the ordinary course of business, the Company enters into transactions with related parties, which prior to the Distribution included subsidiaries and equity affiliates of 21CF to buy and/or sell programming and purchase and/or sell advertising.

The following table sets forth the net revenue from related parties included in the Statements of Operations:

	For the years ended June 30,
	2019	2018
	(in millions)
Related party revenue	$302	$254
Related party expense	(57)	(108)
Related party revenue, net of expense	$245	$146

For the year ended June 30, 2020, the related party revenue and expense were not material (See Note 10—Leases for information related to office facilities that have been subleased to News Corporation).

The following table sets forth the amounts due to related parties on the Balance Sheets:

	As of June 30,
	2020	2019
	(in millions)
Due to related parties	$67	$50

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Corporate Allocations and Twenty-First Century Fox, Inc. Investment

Prior to the Distribution, 21CF provided services to and funded certain expenses for the Company such as: global real estate and occupancy costs and employee benefits (“Direct Corporate Expenses”). In addition, the Company’s Financial Statements include, for the periods prior to March 19, 2019, general corporate expenses of 21CF which were not historically allocated to the Company for certain support functions that were provided on a centralized basis within 21CF prior to the Distribution and not recorded at the business unit level, such as certain expenses related to finance, legal, insurance, information technology, compliance and human resources management activities, among others (“General Corporate Expenses”). For purposes of the Financial Statements for fiscal 2019 and 2018, the General Corporate Expenses were allocated to the Company. The General Corporate Expenses were included in the Statements of Operations in Selling, general and administrative expenses and Other, net, as appropriate. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, headcount or other relevant measures of the Company. Management believes the assumptions underlying the Financial Statements, including the assumptions regarding allocating General Corporate Expenses from 21CF are reasonable. Nevertheless, the Financial Statements may not include all of the actual expenses that would have been incurred by FOX and may not reflect the Company’s consolidated results of operations and cash flows had it been a standalone company prior to the Distribution. Actual costs that would have been incurred if the Company had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. For the purposes of the Statements of Operations, the Company recorded approximately $270 million and $310 million of General Corporate Expenses within Selling, general and administrative expenses for fiscal 2019 and 2018, respectively, and the remaining balance of the Corporate allocations presented in the table below within Other, net for fiscal 2019 and 2018.

Intercompany transactions with 21CF or its affiliates and the Company are reflected in the historical Financial Statements for the periods prior to the Distribution. All significant intercompany balances between 21CF and the Company, for the periods prior to the Distribution, have been reflected in the Statements of Cash Flows as a financing activity and in the Statements of Equity as a Twenty-First Century Fox, Inc. investment.

The following table summarizes the components of the net (decrease) increase in the Twenty-First Century Fox, Inc. investment for fiscal 2019 and 2018:

	For the years ended June 30,
	2019	2018
	(in millions)
Cash pooling, general financing activities and other(a)	$(1,502)	$961
Corporate allocations	291	334
Net dividend paid to Twenty-First Century Fox, Inc.	(6,500)	-
Taxes payable(b)	821	-
Deferred taxes on step-up(c)	5,836	-
Other deferred taxes(c)	90	-
Net (decrease) increase in Twenty-First Century Fox, Inc. investment	$(964)	$1,295

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

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2020:

	As of June 30, 2020
	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Operating leases	$668	$135	$190	$174	$169
Borrowings	8,000	-	750	1,850	5,400
Sports programming rights	27,146	4,136	9,043	4,201	9,766
Entertainment programming rights	706	511	140	55	-
Other commitments and contractual obligations	812	224	347	99	142
Total commitments, borrowings and contractual obligations	$37,332	$5,006	$10,470	$6,379	$15,477

Operating leases

For additional information on operating leases, see Note 2—Summary of Significant Accounting Policies under the heading “Leases” and Note 10—Leases.

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

The Company’s contract with WWE gives the Company rights to broadcast WWE Friday Night SmackDown through September 2024.

Under the Company’s contracts with certain collegiate conferences, remaining future minimum payments for program rights to broadcast certain sports events are payable over the remaining terms of the contracts.

Other commitments and contractual obligations

Primarily includes obligations relating to television rating services agreements and multi-media rights agreements.

Pension and other postretirement benefits

In accordance with ASC 715, “Compensation—Retirement Benefits” (“ASC 715”), the total accrued net benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2020 was $725 million (See Note 15—Pension and Other Postretirement Benefits). This amount is affected by, among other items, statutory funding levels, changes in plan demographics and assumptions and investment returns on plan assets. Because of the current overall funded status of the Company’s material plans, the accrued liability does not represent expected near-term liquidity needs and, accordingly, this amount is not included in the contractual obligations table.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Contingencies

Profits Participants Litigation

In November 2015, profits participants in the Bones television series filed lawsuits against 21CF, Fox Entertainment Group, Twentieth Century Fox Film Corporation, Twentieth Century Fox Television (“TCFTV”), and Fox Broadcasting Corporation, alleging improprieties relating to profits participation payments for the show. During the fiscal year ended June 30, 2020, Disney as successor to 21CF, Fox Entertainment Group, Twentieth Century Fox Film Corporation, and TCFTV, settled with the plaintiffs and with other non-party profits participants, and the Company contributed approximately $58 million to those settlements.

Profits participation litigation is subject to uncertainty and it is possible that there could be adverse developments in pending or future cases that could involve a FOX subsidiary. As of June 30, 2020, the Company does not believe that it has incurred a probable material loss for any other activities.

Shareholder Litigation

On November 20, 2017, a stockholder of 21CF filed a derivative action in the Court of Chancery of the State of Delaware captioned City of Monroe Employees’ Retirement System v. Rupert Murdoch, et al., C.A. No. 2017-0833-AGB. The plaintiff claimed breach of fiduciary duty and unjust enrichment against Roger Ailes and his estate, and alleged that the directors of 21CF breached their fiduciary duties by failing to oversee the work environment at FOX News. The parties agreed to settle the lawsuit and filed a Stipulation and Agreement of Settlement, Compromise, and Release with the Court (the “Settlement Agreement”). In addition to certain governance enhancements, the Settlement Agreement provided that the director defendants and the Ailes Estate would cause their insurers to pay $90 million to 21CF, less approximately $22 million of attorneys’ fees and expenses awarded by the Court to the plaintiff’s counsel. The defendants and their liability insurers agreed to the payment as insurance proceeds, subject to a claims release. The Court approved the settlement and entered a final order and judgment on February 9, 2018. Accordingly, 21CF received a cash payment and a net settlement of $68 million was recorded in Other, net in the Company’s Statement of Operations for fiscal 2018.

FOX News

The Company’s FOX News business and certain of its current and former employees have been subject to allegations of sexual harassment and discrimination on the basis of sex and race. The Company has resolved many of these claims and is contesting other claims in litigation. The Company has also received regulatory and investigative inquiries relating to these matters. To date, none of the amounts paid in settlements or reserved for pending or future claims is material, individually or in the aggregate, to the Company. The amount of liability, if any, that may result from these or related matters cannot be estimated at this time. However, the Company does not currently anticipate that the ultimate resolution of any such pending matters will have a material adverse effect on its business, financial condition, results of operations or cash flows.

U.K. Newspaper Matters Indemnity

In connection with the separation of 21CF and News Corporation in June 2013 (the “21CF News Corporation Separation”), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the Separation Agreement, certain costs and liabilities related to the U.K. Newspaper Matters Indemnity were assumed by the Company. The liability recorded in the Balance Sheets related to the indemnity was approximately $65 million and $50 million as of June 30, 2020 and 2019, respectively.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

Plans that are sponsored by the Company (“Direct Plans”) are accounted for as defined benefit pension plans. Accordingly, the funded and unfunded position of each Direct Plan is recorded in the Balance Sheets. Actuarial gains and losses that have not yet been recognized through income are recorded in Accumulated other comprehensive loss net of taxes, and they are systematically amortized as a component of net periodic benefit cost in accordance with ASC 715. The Company’s benefit obligation for Direct Plans is calculated using assumptions which the Company reviews on a regular basis. The funded status of the Direct Plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2020, 2019 and 2018.

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

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Company uses a June 30 measurement date for all Direct Plans. The following table sets forth the change in the projected benefit obligation, change in the fair value of plan assets and funded status for the Company’s Direct Plans:

	Pension benefits		Postretirement benefits
	As of June 30,
	2020	2019	2020	2019
	(in millions)
Projected benefit obligation, beginning of the year	$1,255	$322	$103	$-
Service cost	35	19	2	1
Interest cost	39	30	3	2
Benefits paid	(21)	(17)	(3)	(1)
Settlements(a)	(45)	(16)	-	-
Actuarial losses (gains)(b)	145	148	(1)	4
Liabilities assumed from 21CF	-	765	-	98
Other	1	4	-	(1)
Projected benefit obligation, end of the year	1,409	1,255	104	103
Change in the fair value of plan assets for the Company's benefit plans:
Fair value of plan assets, beginning of the year	800	70	-	-
Actual return on plan assets	24	50	-	-
Employer contributions	30	83	3	1
Benefits paid	(21)	(17)	(3)	(1)
Settlements(a)	(45)	(16)	-	-
Assets received from 21CF	-	630	-	-
Fair value of plan assets, end of the year	788	800	-	-
Funded status(c)	$(621)	$(455)	$(104)	$(103)
Grantor Trust assets(c)	$247	$249	$-	$-

(a)	Represents the full settlement of former employees deferred pension benefit obligations through lump sum payments.
(b)	The actuarial losses (gains) for June 30, 2020 and 2019 were mainly due to a change in the discount rate assumption utilized in measuring plan obligations.
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

Amounts recognized in the Balance Sheets consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2020	2019	2020	2019
	(in millions)
Accrued pension liabilities	$(621)	$(455)	$(104)	$(103)
Net amount recognized	$(621)	$(455)	$(104)	$(103)

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Amounts recognized in Accumulated other comprehensive loss, before tax, consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2020	2019	2020	2019
	(in millions)
Actuarial losses	$533	$385	$20	$22
Prior service cost	3	3	-	-
Net amounts recognized	$536	$388	$20	$22

Accumulated pension benefit obligations as of June 30, 2020 and 2019 were $1,273 million and $1,113 million, respectively. For the funded plans, the projected benefit obligation and accumulated benefit obligation exceeds the fair value of the plan assets. Information about funded and unfunded pension plans is presented below:

	Funded plans		Unfunded plans
	As of June 30,
	2020	2019	2020		2019
	(in millions)
Projected benefit obligation	$1,096	$976	$313		$279
Accumulated benefit obligation	971	842	302		271
Fair value of plan assets	788	800	-	(a)	-	(a)

(a)	The fair value of the assets in the Grantor Trust as of June 30, 2020 and 2019 was $247 million and $249 million, respectively.

The components of periodic benefit costs were as follows:

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2020	2019	2018	2020	2019	2018
	(in millions)
Service cost benefits earned during the period	$35	$19	$2	$2	$1	$-
Interest costs on projected benefit obligations	39	30	10	3	2	-
Expected return on plan assets	(55)	(30)	(5)	-	-	-
Amortization of deferred losses	28	11	3	1	1	-
Other	1	7	1	-	(1)	-
Net periodic benefit costs- Direct plans	48	37	11	6	3	-
Shared Plans	-	14	33	-	4	7
Net periodic benefit costs- Total	48	51	44	6	7	7
Settlement loss
Direct Plans	-	-	4	-	-	-
Shared Plans	-	-	49	-	-	-
Total periodic benefit costs	$48	$51	$97	$6	$7	$7

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The components of net periodic benefit costs other than the service cost component are included in Other, net in the Statements of Operations.

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2020	2019	2018	2020	2019	2018
Additional information
Weighted-average assumptions used to determine benefit obligations
Discount rate	2.8%	3.6%	4.2%	2.8%	3.6%	N/A
Weighted-average assumptions used to determine net periodic benefit costs
Discount rate for service cost	3.7%	4.6%	4.1%	3.8%	4.4%	N/A
Discount rate for interest cost	3.2%	4.1%	3.1%	3.2%	3.9%	N/A
Expected return on plan assets	7.0%	7.0%	7.0%	N/A	N/A	N/A

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

The following assumed health care cost trend rates as of June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	Fiscal 2020	Fiscal 2019
Health care cost trend rate	7.3%	7.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2039	2039

The following table sets forth the estimated benefit payments and estimated settlements for the next five fiscal years and in aggregate for the five fiscal years thereafter. These payments are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected benefit payments
	Pension benefits	Postretirement benefits
	(in millions)
Fiscal year
2021	$61	$4
2022	58	5
2023	58	5
2024	60	5
2025	62	5
2026-2030	346	26

The above table shows expected benefits payments for the postretirement benefits net of a nominal amount of U.S. Medicare subsidy receipts per year.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The Company has established the Grantor Trust to satisfy the Company’s unfunded pension obligations. The table below presents the Company’s plan assets and the Grantor Trust assets by level within the fair value hierarchy, as described in Note 6—Fair Value, as of June 30, 2020 and 2019:

	As of June 30, 2020
		Fair value measurements at reporting date using		Assets measured
	Total	Level 1	Level 2	at NAV(a)
	(in millions)
PENSION PLAN ASSETS
Pooled funds(b)
Money market funds	$33	$-	$33	$-
Domestic equity funds	73	73	-	-
Domestic fixed income funds	3	3	-	-
International equity funds	119	119	-	-
International fixed income funds	29	1	-	28
Balanced funds	181	114	-	67
Common stocks(c)
U.S. common stocks	144	144	-	-
Government and Agency obligations(d)
Domestic government obligations	19	-	19	-
Domestic agency obligations	24	-	24	-
Corporate obligations(d)	50	-	50	-
Partnership interests	13	-	-	13
Exchange traded funds(c)	70	70	-	-
Other(e)	30	(10)	40	-
Total fair value of plan assets	$788	$514	$166	$108

GRANTOR TRUST ASSETS
Balanced funds(b)	$214	$214	$-	$-
Partnership interests	13	-	-	13
Other(e)	20	20	-	-
Total fair value of Grantor Trust assets	$247	$234	$-	$13

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	As of June 30, 2019
		Fair value measurements at reporting date using		Assets measured
	Total	Level 1	Level 2	at NAV(a)
	(in millions)
PENSION PLAN ASSETS
Pooled funds(b)
Money market funds	$83	$-	$83	$-
Domestic equity funds	72	72	-	-
International equity funds	132	132	-	-
International fixed income funds	39	-	-	39
Balanced funds	198	136	-	62
Common stocks(c)
U.S. common stocks	131	131	-	-
Government and Agency obligations(d)
Domestic government obligations	17	-	17	-
Domestic agency obligations	12	-	12	-
Corporate obligations(d)	44	-	44	-
Partnership interests	13	-	-	13
Exchange traded funds(c)	32	32	-	-
Other(e)	27	(3)	30	-
Total fair value of plan assets	$800	$500	$186	$114

GRANTOR TRUST ASSETS
Balanced funds(b)	$213	$213	$-	$-
Partnership interests	15	-	-	15
Other(e)	21	21	-	-
Total fair value of Grantor Trust assets	$249	$234	$-	$15

(a)	As a practical expedient, pooled funds are valued at the net asset value (“NAV”) provided by the fund issuer and partnership interests are based on the fair value obtained from the general partner.
(b)	Open-ended pooled funds that are registered and/or available to the general public are valued at the daily published NAV.
(c)	Common stock investments that are publicly traded and exchange traded funds are valued at the closing price reported on active markets in which the securities are traded.
(d)	The fair value of corporate, government and agency obligations are valued based on a compilation of primary observable market information or a broker quote in a non-active market.
(e)	Includes cash and cash equivalents, plan receivables and payables and certain other fixed income investments.

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

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2020	2019
Asset Category
Equity securities	51%	47%
Fixed income securities	21	18
Other, including cash	28	35
Total	100%	100%

Required pension plan contributions for the next fiscal year are not expected to be material; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.

Defined Contribution Plans

The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $44 million, $39 million and $38 million for fiscal 2020, 2019 and 2018, respectively.

NOTE 16. INCOME TAXES

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

Income before income tax (expense) benefit was attributable to the U.S. jurisdiction. Significant components of the Company’s provision for income taxes were as follows:

	For the years ended June 30,
	2020	2019	2018
	(in millions)
U.S.
Federal	$110	$127	$481
State, local and other	9	68	64
Total current	119	195	545
Deferred	283	386	(603)
Provision for income taxes	$402	$581	$(58)

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The reconciliation of income tax computed at the statutory rate to income tax (expense) benefit was:

	For the years ended June 30,
	2020	2019	2018
U.S. federal income tax rate	21%	21%	28%
Impact of U.S. tax reform(a)	-	-	(28)
State and local taxes	4	4	4
Nondeductible compensation	2	-	-
Valuation allowance movements	1	-	(3)
Adjustments for tax matters, net	(1)	-	(1)
Domestic production activities deduction	-	-	(2)
Other	-	1	(1)
Effective tax rate	27%	26%	(3)%

(a)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) which, among other things, lowered the U.S corporate income tax rates. Since the Company has a June 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of approximately 28% for fiscal 2018, and 21% for subsequent fiscal years. As of June 30, 2018, the Company recorded a provisional net tax benefit of $607 million to adjust its net deferred tax liability position to reflect the new federal statutory rate of 21% (35% prior to the Tax Act). In fiscal 2019, in accordance with SEC guidance, the Company finalized its analysis and did not materially modify the provisional amounts previously recorded in the financial statements.

The following is a summary of the components of the deferred tax accounts:

	As of June 30,
	2020	2019
	(in millions)
Deferred tax assets
Basis difference(a)	$4,176	$4,574
Operating lease liabilities	140	-
Pension benefit obligations	93	50
Equity-based compensation	31	17
Accrued liabilities	31	5
Net operating loss carryforwards	28	107
Other	120	68
Total deferred tax assets	4,619	4,821
Deferred tax liabilities
Operating lease ROU assets	(133)	-
Sports rights contracts	(110)	(164)
Total deferred tax liabilities	(243)	(164)
Net deferred tax asset before valuation allowance	4,376	4,657
Less: valuation allowance	(20)	(6)
Total net deferred tax assets(b)	$4,356	$4,651

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

(b)	Includes a $2 million deferred tax liability recorded in Other liabilities on the Consolidated Balance Sheet as of June 30, 2020.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As of June 30, 2020, the Company had $28 million of tax attributes from net operating loss carryforwards available to offset future taxable income. A substantial portion of these losses can be carried forward indefinitely. The Company also had $10 million of tax attributes from capital loss carry forwards available to offset future capital gains. These capital losses can be carried forward five years.

The net increase in the valuation allowance to $20 million as of June 30, 2020 was primarily due to the capital loss generated by the sale of the Company’s investment in Roku in March 2020.

The following table sets forth the change in the uncertain tax positions, excluding interest and penalties:

	For the years ended June 30,
	2020		2019	2018
	(in millions)
Balance, beginning of year	$94		$91	$110
Additions for prior year tax positions	1		7	1
Additions for current year tax positions	2		9	-
Reduction for prior year tax positions	(24)	(a)	(13)	(20)
Balance, end of year	$73		$94	$91

(a)	The reduction for prior year tax positions in fiscal 2020 includes $21 million from the expiration of statutes of limitations.

The Company recognizes interest and penalty charges related to uncertain tax positions as income tax (expense) benefit. The Company recorded liabilities for accrued interest of $22 million and $26 million as of June 30, 2020 and 2019, respectively, and the amounts of interest income/expense recorded in each of the three fiscal years 2020, 2019 and 2018 were not material.

The Company is subject to tax in various domestic jurisdictions and, as a matter of ordinary course, the Company is regularly audited by federal and state tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not anticipate that the resolution of these pending tax matters will have a material adverse effect on its combined financial condition, future results of operations or liquidity. The net decrease to the balance of uncertain tax positions in fiscal 2020 is primarily attributable to state matters. The Company does not expect significant changes to these positions over the next 12 months. As of June 30, 2020 and 2019, $58 million and $74 million, respectively, would affect the Company’s effective income tax rate if the Company’s position with respect to the uncertainties is sustained.

NOTE 17. SEGMENT INFORMATION

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

•

Television, which principally consists of the acquisition, marketing and distribution of broadcast network programming nationally under the FOX brand and the operation of 29 full power broadcast television stations, including 11 duopolies, in the U.S. Of these stations, 18 are affiliated with the FOX Network, 10 are affiliated with MyNetworkTV and one is an independent station. The Television segment also includes Tubi, a free advertising-supported video-on-demand service.

•

Other, Corporate and Eliminations, which principally consists of the FOX Studio Lot, Credible, corporate overhead costs and intracompany eliminations. The FOX Studio Lot, located in Los Angeles, California, provides television and film production services along with office space, studio operation services and includes all operations of the facility. Credible is a U.S. consumer finance marketplace.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The following tables set forth the Company’s Revenues and Segment EBITDA for fiscal 2020, 2019 and 2018:

	For the years ended June 30,
	2020	2019	2018
	(in millions)
Revenues
Cable Network Programming	$5,492	$5,381	$5,049
Television	6,661	5,979	5,106
Other, Corporate and Eliminations	150	29	(2)
Total revenues	$12,303	$11,389	$10,153
Segment EBITDA
Cable Network Programming	$2,706	$2,495	$2,308
Television	430	470	379
Other, Corporate and Eliminations	(357)	(284)	(195)
Amortization of cable distribution investments	(24)	(38)	(53)
Depreciation and amortization	(258)	(212)	(171)
Impairment and restructuring charges	(451)	(26)	(16)
Interest expense	(369)	(203)	(43)
Interest income	35	41	-
Other, net	(248)	(19)	(39)
Income before income tax (expense) benefit	1,464	2,224	2,170
Income tax (expense) benefit	(402)	(581)	58
Net income	1,062	1,643	2,228
Less: Net income attributable to noncontrolling interests	(63)	(48)	(41)
Net income attributable to Fox Corporation stockholders	$999	$1,595	$2,187

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Revenues by Segment by Component

	For the years ended June 30,
	2020	2019	2018
	(in millions)
Cable Network Programming
Affiliate fee	$3,870	$3,804	$3,541
Advertising	1,164	1,184	1,120
Other	458	393	388
Total Cable Network Programming revenues	5,492	5,381	5,049
Television
Advertising	4,169	3,872	3,478
Affiliate fee	2,038	1,708	1,382
Other	454	399	246
Total Television revenues	6,661	5,979	5,106
Other, Corporate and Eliminations	150	29	(2)
Total revenues	$12,303	$11,389	$10,153

For fiscal 2020, the Company had no individual customers that accounted for 10% or more of Revenues. For fiscal 2019 and 2018, the Company had one customer that represented approximately 11% and 10% of Revenues, respectively.

Future Performance Obligations

As of June 30, 2020, approximately $5.2 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to affiliate contracts and content licensing contracts with fixed fees. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.

	For the years ended June 30,
	2020	2019	2018
	(in millions)
Depreciation and amortization
Cable Network Programming	$59	$48	$38
Television	73	96	112
Other, Corporate and Eliminations	126	68	21
Total depreciation and amortization	$258	$212	$171

	For the years ended June 30,
	2020	2019	2018
	(in millions)
Capital expenditures
Cable Network Programming	$43	$83	$64
Television	72	71	89
Other, Corporate and Eliminations	244	81	62
Total capital expenditures	$359	$235	$215

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	As of June 30,
	2020	2019
	(in millions)
Assets
Cable Network Programming	$2,591	$2,584
Television	7,054	6,598
Other, Corporate and Eliminations	11,487	9,462
Investments	618	865
Total assets	$21,750	$19,509

	As of June 30,
	2020	2019
	(in millions)
Goodwill and intangible assets, net
Cable Network Programming	$1,287	$1,246
Television	4,630	3,891
Other, Corporate and Eliminations	690	405
Total goodwill and intangible assets, net	$6,607	$5,542

NOTE 18. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under ASC 260, “Earnings per Share”:

	For the years ended June 30,
	2020	2019	2018
	(in millions, except per share amounts)
Net income attributable to Fox Corporation stockholders	$999	$1,595	$2,187

Weighted average shares - basic(a)	613	621	621
Shares issuable under equity-based compensation plans(b)	3	-	-
Weighted average shares - diluted(a)	616	621	621

Net income attributable to Fox Corporation stockholders per share - basic	$1.63	$2.57	$3.52

Net income attributable to Fox Corporation stockholders per share - diluted	$1.62	$2.57	$3.52

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

(b)

Weighted average common shares include the incremental shares that would be issued upon the assumed vesting of RSUs, PSUs and stock options if the effect is dilutive (See Note 12—Equity-Based Compensation).

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 19. QUARTERLY DATA (UNAUDITED)

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
FISCAL 2020
Revenues	$2,667	$3,778	$3,440	$2,418
Net income attributable to Fox Corporation stockholders(a)	$499	$300	$78	$122
Net income attributable to Fox Corporation stockholders per share - basic	$0.80	$0.49	$0.13	$0.20
Net income attributable to Fox Corporation stockholders - diluted	$0.80	$0.48	$0.13	$0.20
Stock prices(b)
Class A - High	$37.82	$37.57	$39.34	$32.48
Class A - Low	$31.44	$30.06	$20.20	$22.30
Class B - High	$37.85	$36.80	$38.58	$31.68
Class B - Low	$31.44	$30.04	$19.81	$21.57

FISCAL 2019
Revenues	$2,541	$3,583	$2,752	$2,513
Net income attributable to Fox Corporation stockholders(a)	$604	$8	$529	$454
Net income attributable to Fox Corporation stockholders per share - basic and diluted(c)	$0.97	$0.01	$0.85	$0.73
Stock prices(b)
Class A - High	$-	$-	$41.70	$39.40
Class A - Low	$-	$-	$36.40	$34.01
Class B - High	$-	$-	$41.02	$38.74
Class B - Low	$-	$-	$35.67	$33.68

(a)

See Note 5—Inventories, net and Note 21—Additional Financial Information under the heading “Other, net” for details of infrequent items recorded during the fiscal year. In addition, the Company recorded impairment and restructuring charges of $442 million, or $0.73 per basic and diluted share, during the fourth quarter of fiscal 2020 (See Note 4—Restructuring Programs for additional information).

(b)

The stock prices reflect the reported high and low sales prices for the Class A Common Stock and Class B Common Stock, as reported on Nasdaq under the symbols “FOXA” and “FOX,” respectively, since March 13, 2019, the date that the Company’s Common Stock began "when-issued" trading.

(c)

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

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 20. VALUATION AND QUALIFYING ACCOUNTS

	Balance as of beginning of year	Additions	Utilization	Other		Balance as of end of year
	(in millions)
FISCAL 2020
Allowances for doubtful accounts	$(35)	$(63)	$5	$-		$(93)
Deferred tax valuation allowance	(6)	(19)	5	-		(20)

FISCAL 2019
Allowances for doubtful accounts	$(28)	$(15)	$8	$-		$(35)
Deferred tax valuation allowance	(45)	(10)	-	49	(a)	(6)

FISCAL 2018
Allowances for doubtful accounts	$(68)	$-	$40	$-		$(28)
Deferred tax valuation allowance	(143)	(11)	109	-		(45)

(a)

Represents the allocation of the deferred tax valuation allowance between 21CF and the Company in accordance with the Distribution (See Note 1—Description of Business and Basis of Presentation under the heading “Basis of Presentation”).

NOTE 21. ADDITIONAL FINANCIAL INFORMATION

Other, net

The following table sets forth the components of Other, net included in the Statements of Operations:

	For the years ended June 30,
	2020	2019	2018
	(in millions)
Transaction costs(a)	$(125)	$(199)	$(103)
U.K. Newspaper Matters Indemnity(b)	(90)	(58)	(29)
Net gains on investments in equity securities(c)	14	268	9
Settlement loss related to pension plans(d)	-	-	(53)
Gain on spectrum relinquishment(e)	-	12	102
Shareholder litigation settlement(f)	-	-	68
Other	(47)	(42)	(33)
Total other, net	$(248)	$(19)	$(39)

(a)

The transaction costs are primarily related to the Separation and the Distribution which includes retention related costs and for fiscal 2020 include costs associated with the profits participants litigation (See Note 14—Commitments and Contingencies under the heading “Profits Participants Litigation”).

(b)	See Note 14—Commitments and Contingencies under the heading “U.K. Newspaper Matters Indemnity.”
(c)

Net gains on investments in equity securities for fiscal 2020 included the loss related to the change in fair value of the Company’s investment in Roku, which was sold in March 2020 (See Note 3—Acquisitions, Disposals and Other Transactions under the heading “Roku”).

(d)	The settlement loss was primarily related to the legacy plans (See Note 15—Pension and Other Postretirement Benefits).
(e)	See Note 3—Acquisitions, Disposals and Other Transactions under the heading “Fiscal 2018.”
(f)	See Note 14—Commitments and Contingencies under the heading “Shareholder Litigation.”

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Other Non-Current Assets

The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of June 30,
	2020	2019
	(in millions)
Investments(a)	$618	$865
Operating lease ROU assets	539	-
Grantor Trust	247	249
Inventories, net	202	205
Other	195	206
Total other non-current assets	$1,801	$1,525

(a)	Includes investments accounted for at fair value on a recurring basis of $531 million and $761 million as of June 30, 2020 and 2019, respectively (See Note 6—Fair Value).

Accounts Payable, Accrued Expenses and Other Current Liabilities

The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of June 30,
	2020	2019
	(in millions)
Accrued expenses	$907	$835
Program rights payable	485	514
Deferred revenue	152	169
Operating lease liabilities	122	-
Other current liabilities	240	194
Total accounts payable, accrued expenses and other current liabilities	$1,906	$1,712

Other Liabilities

The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of June 30,
	2020	2019
	(in millions)
Accrued non-current pension/postretirement liabilities	$709	$543
Non-current operating lease liabilities	452	-
Other non-current liabilities	321	356
Total other liabilities	$1,482	$899

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Supplemental Information

	For the years ended June 30,
	2020	2019	2018
	(in millions)
Supplemental cash flows information
Cash paid for interest	$(355)	$(39)	$(28)
Cash paid for income taxes	$(88)	$(4)	$-

Supplemental information on acquisitions
Fair value of assets acquired, excluding cash	$1,254	$-	$-
Cash acquired	41	-	-
Liabilities assumed	(84)	-	-
Noncontrolling interests	(109)	-	-
Cash paid	(1,102)	-	-
Fair value of equity instruments consideration	$-	$-	$-

NOTE 22. SUBSEQUENT EVENTS

In August 2020, the Company and Disney reached an agreement and the Company received $490 million from Disney primarily related to the reimbursement of the Company’s prepayment of its share of the tax liabilities resulting from Disney’s divestiture of the FOX Sports Regional Sports Networks (See Note 1—Description of Business and Basis of Presentation under the heading “Basis of Presentation”).

Subsequent to June 30, 2020, the Company declared a semi-annual dividend of $0.23 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on October 7, 2020 with a record date for determining dividend entitlements of September 2, 2020.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 57 and 58, respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Due to the COVID-19 pandemic, most of the Company’s employees are working remotely, and the Company is striving to minimize the impact of this on the design and effectiveness of the Company’s internal control over financial reporting. The Company is continually monitoring and assessing its internal control over financial reporting and has not experienced any material impact to its internal control over financial reporting due to the COVID-19 pandemic.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEMS 10, 11, 12, 13 AND 14.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE; PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s Definitive Proxy Statement to be filed in connection with its 2020 Annual Meeting of Stockholders pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

1.

The Company’s Consolidated and Combined Financial Statements required to be filed as part of this Annual Report and the Reports of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

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
2.1

Separation Agreement, dated as of March 19, 2019, between Twenty-First Century Fox, Inc. and Fox Corporation (the “Registrant”) (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 14, 2019 and filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2019 (the “March 14, 2019 Form 8-K”). ѱ

2.2

Tax Matters Agreement, dated as of March 19, 2019, between Twenty-First Century Fox, Inc., the Registrant and The Walt Disney Company (incorporated herein by reference to Exhibit 2.2 to the March 14, 2019 Form 8-K). ѱ

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the March 14, 2019 Form 8-K).

3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the March 14, 2019 Form 8-K).

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*

4.2

Indenture, dated as of January 25, 2019, between the Registrant and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form 10-12B/A filed with the SEC on January 25, 2019).

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

10.8	Form of Consent Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 22, 2020 and filed with the SEC on April 22, 2020).

10.9

Credit Agreement, dated as of March 15, 2019, among the Registrant, as Borrower, the initial lenders named therein, the initial issuing banks named therein, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities Inc. and Goldman Sachs Bank USA, as Co-Syndication Agents, JP Morgan Chase Bank, N.A. and Morgan Stanley Bank, N.A., as Co-Documentation Agents, and Citibank, N.A., Deutsche Bank Securities Inc., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 15, 2019 and filed with the SEC on March 15, 2019). ѱ

10.10

First Amendment to Credit Agreement, dated as of April 1, 2020, among the Registrant, the lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 31, 2020 and filed with the SEC on April 2, 2020).

10.11

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

101

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated and Combined Statements of Operations for the fiscal years ended June 30, 2020, 2019 and 2018; (ii) Consolidated and Combined Statements of Comprehensive Income for the fiscal years ended June 30, 2020, 2019 and 2018; (iii) Consolidated Balance Sheets as of June 30, 2020 and 2019; (iv) Consolidated and Combined Statements of Cash Flows for the fiscal years ended June 30, 2020, 2019 and 2018; (v) Consolidated and Combined Statements of Equity for the fiscal years ended June 30, 2020, 2019 and 2018 and (vi) Notes to the Consolidated and Combined Financial Statements.*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

ѱ	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
*	Filed herewith.
+	This exhibit is a management contract or compensatory plan or arrangement.
**	Furnished herewith.

The Registrant hereby agrees to furnish to the SEC at its request copies of long-term debt instruments defining the rights of holders of outstanding long-term debt that are not required to be filed herewith.

ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fox Corporation (Registrant)
By:	/S/ Steven Tomsic
Steven Tomsic Chief Financial Officer

Date: August 10, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ LACHLAN K. MURDOCH Lachlan K. Murdoch	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	August 10, 2020
/S/ STEVEN TOMSIC Steven Tomsic	Chief Financial Officer (Principal Financial and Accounting Officer)	August 10, 2020
/S/ K. RUPERT MURDOCH K. Rupert Murdoch	Chairman	August 10, 2020
/S/ CHASE CAREY Chase Carey	Director	August 10, 2020
/S/ ANNE DIAS Anne Dias	Director	August 10, 2020
/S/ ROLAND A. HERNANDEZ Roland A. Hernandez	Director	August 10, 2020
/S/ JACQUES NASSER Jacques Nasser	Director	August 10, 2020
/S/ PAUL D. RYAN Paul D. Ryan	Director	August 10, 2020