Form 10-Q
period 2020-09-30
Fox Corp
filed 2020-11-03
CIK 1754301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2020

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-38776

FOX CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1825597
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 852-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	FOXA	The Nasdaq Global Select Market
Class B Common Stock, par value $0.01 per share	FOX	The Nasdaq Global Select Market

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

As of October 30, 2020, 337,543,344 shares of Class A Common Stock, par value $0.01 per share, and 257,829,747 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

FOX CORPORATION

FORM 10-Q

FOX CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended September 30,
	2020	2019
Revenues	$2,717	$2,667
Operating expenses	(1,168)	(1,468)
Selling, general and administrative	(388)	(352)
Depreciation and amortization	(68)	(50)
Impairment and restructuring charges	(35)	(9)
Interest expense	(99)	(90)
Interest income	1	17
Other, net	519	(15)
Income before income tax expense	1,479	700
Income tax expense	(362)	(187)
Net income	1,117	513
Less: Net income attributable to noncontrolling interests	(11)	(14)
Net income attributable to Fox Corporation stockholders	$1,106	$499

EARNINGS PER SHARE DATA

Weighted average shares
Basic	603	622
Diluted	605	624

Net income attributable to Fox Corporation stockholders per share - basic and diluted	$1.83	$0.80

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended September 30,
	2020	2019
Net income	$1,117	$513
Other comprehensive income, net of tax
Benefit plan adjustments	9	4
Other comprehensive income, net of tax	9	4
Comprehensive income	1,126	517
Less: Net income attributable to noncontrolling interests(a)	(11)	(14)
Comprehensive income attributable to Fox Corporation stockholders	$1,115	$503

(a)

Net income attributable to noncontrolling interests includes $4 million and $9 million for the three months ended September 30, 2020 and 2019, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of September 30, 2020	As of June 30, 2020
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$5,061	$4,645
Receivables, net	1,997	1,888
Inventories, net	1,271	856
Other	134	97
Total current assets	8,463	7,486
Non-current assets
Property, plant and equipment, net	1,539	1,498
Intangible assets, net	3,183	3,198
Goodwill	3,409	3,409
Deferred tax assets	3,963	4,358
Other non-current assets	1,940	1,801
Total assets	$22,497	$21,750
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$2,012	$1,906
Non-current liabilities
Borrowings	7,947	7,946
Other liabilities	1,422	1,482
Redeemable noncontrolling interests	310	305
Commitments and contingencies
Equity
Class A common stock(a)	3	3
Class B common stock(b)	3	3
Additional paid-in capital	9,668	9,831
Retained earnings	1,525	674
Accumulated other comprehensive loss	(408)	(417)
Total Fox Corporation stockholders' equity	10,791	10,094
Noncontrolling interests	15	17
Total equity	10,806	10,111
Total liabilities and equity	$22,497	$21,750

(a)

Class A common stock, $0.01 par value per share, 2,000,000,000 shares authorized, 338,409,167 shares and 343,608,673 shares issued and outstanding at par as of September 30, 2020 and June 30, 2020, respectively.

(b)

Class B common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 258,239,386 shares and 261,078,355 shares issued and outstanding at par as of September 30, 2020 and June 30, 2020, respectively.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the three months ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$1,117	$513
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	68	50
Amortization of cable distribution investments	5	9
Impairment and restructuring charges	35	9
Equity-based compensation	31	27
Other, net	(519)	15
Deferred income taxes	391	165
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(193)	(110)
Inventories net of program rights payable	(440)	(358)
Accounts payable and accrued expenses	(62)	(113)
Other changes, net	(166)	(5)
Net cash provided by operating activities	267	202
INVESTING ACTIVITIES
Property, plant and equipment	(117)	(39)
Purchase of investments	(31)	-
Other investing activities, net	(1)	(1)
Net cash used in investing activities	(149)	(40)
FINANCING ACTIVITIES
Repurchase of shares	(267)	-
Non-operating cash flows from (to) The Walt Disney Company	152	(41)
Settlement of Divestiture Tax prepayment	462	-
Dividends paid and distributions	(15)	(14)
Other financing activities, net	(34)	(1)
Net cash provided by (used in) financing activities	298	(56)
Net increase in cash and cash equivalents	416	106
Cash and cash equivalents, beginning of year	4,645	3,234
Cash and cash equivalents, end of period	$5,061	$3,340

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(IN MILLIONS)

	Class A		Class B		Additional		Accumulated Other	Total Fox Corporation
	Common Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests(a)	Equity
Balance, June 30, 2020	344	$3	261	$3	$9,831	$674	$(417)	$10,094	$17	$10,111
Net income	-	-	-	-	-	1,106	-	1,106	7	1,113
Other comprehensive income	-	-	-	-	-	-	9	9	-	9
Dividends declared	-	-	-	-	-	(138)	-	(138)	-	(138)
Shares repurchased	(7)	-	(3)	-	(161)	(109)	-	(270)	-	(270)
Other	1	-	-	-	(2)	(8)	-	(10)	(9)	(19)
Balance, September 30, 2020	338	$3	258	$3	$9,668	$1,525	$(408)	$10,791	$15	$10,806
Balance, June 30, 2019	354	$4	266	$3	$9,891	$357	$(308)	$9,947	$11	$9,958
Net income	-	-	-	-	-	499	-	499	5	504
Other comprehensive income	-	-	-	-	-	-	4	4	-	4
Dividends declared	-	-	-	-	-	(143)	-	(143)	-	(143)
Other	-	-	-	-	30	(17)	-	13	(6)	7
Balance, September 30, 2019	354	$4	266	$3	$9,921	$696	$(304)	$10,320	$10	$10,330

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 4—Fair Value under the heading “Redeemable Noncontrolling Interests”).

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

The accompanying Unaudited Consolidated Financial Statements of FOX have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Unaudited Consolidated Financial Statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021, due to, among other things, the impact of coronavirus disease 2019 (“COVID-19”) on the Company’s business.

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

The outbreak of the COVID-19 pandemic has resulted in widespread and continuing negative impacts on the macroeconomic environment and disruption to the Company’s business. Weak economic conditions and increased volatility and disruption in the financial markets pose risks to the Company and its business partners, including advertisers whose expenditures tend to reflect overall economic conditions. The COVID-19 pandemic has caused some of the Company’s advertisers to reduce their spending, and future declines in the economic prospects of advertisers or the economy in general could negatively impact their advertising expenditures further. Depending on the duration and severity of the recession, it could lead to changes in consumer behavior, including increasing numbers of consumers canceling or foregoing subscriptions to multi-channel video programming distributor (“MVPD”) services, that adversely affect the Company’s affiliate fee and advertising revenues. In addition, the Company’s business depends on the volume and popularity of the content it distributes, particularly sports content. Following the COVID-19 outbreak, sports events to which the Company has broadcast rights have been cancelled or postponed and the production of certain entertainment content the Company distributes has been suspended. Although some of these sports events and productions have resumed, there may be additional content disruptions in the future. Depending on their duration and severity, these disruptions could materially adversely affect the Company’s future advertising revenues and, over a longer period, its future affiliate fee revenues. To the extent the pandemic further negatively impacts the Company’s ability to air sports events, particularly National Football League (“NFL”) and college sports, it could result in a significantly greater adverse effect on the Company’s business, financial condition or results of operations than the Company has experienced thus far. In addition, shifting sports schedules may negatively impact the Company’s ability to attract viewers and advertisers to its sports and entertainment programming.

The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the best estimates of the future impacts of COVID-19 as of September 30, 2020. The accounting matters assessed included, but were not limited to, the Company’s valuation allowances, programming rights and the carrying value of the goodwill and other long-lived assets. While there was not an impact to the Company’s consolidated financial statements as of September 30, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

These interim Unaudited Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 as filed with the Securities and Exchange Commission on August 10, 2020 (the “2020 Form 10-K”).

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Unaudited Consolidated Financial Statements include the accounts of FOX. All significant intercompany transactions and accounts within the Company’s consolidated businesses have been eliminated. Investments in and advances to entities or joint ventures in which the Company has significant influence, but less than a controlling financial interest, are accounted for using the equity method. Significant influence generally exists when the Company owns an interest between 20% and 50%. In accordance with Accounting Standards Codification (“ASC”) 321 “Investments—Equity Securities” (“ASC 321”), equity securities in which the Company has no significant influence (generally less than a 20% ownership interest) with readily determinable fair values are accounted for at fair value based on quoted market prices. Equity securities without readily determinable fair values are accounted for either at fair value or using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. All gains and losses on investments in equity securities are recognized in the Unaudited Consolidated Statements of Operations.

Pursuant to the merger agreement relating to the merger of Twenty-First Century Fox, Inc. (“21CF”) and The Walt Disney Company (“Disney”), the Company made a prepayment of approximately $700 million which represented the Company’s share of the estimated tax liabilities resulting from the anticipated divestitures by Disney of certain assets (the “Divestiture Tax”), principally the FOX Sports Regional Sports Networks (“RSNs”). As of September 30, 2020, Disney had sold the RSNs, the Company and Disney reached an agreement to settle the majority of the prepaid Divestiture Tax and the Company received $462 million from Disney as reimbursement of the Company’s prepayment based upon the sales price of the RSNs. This reimbursement was recorded in Other, net in the Statement of Operations (See Note 11—Additional Financial Information under the heading “Other, net”). The balance of the prepaid Divestiture Tax is subject to adjustment in the future, but any such adjustment is not expected to have a material impact on the results of the Company.

The Company’s fiscal year ends on June 30 of each year. Certain fiscal 2020 amounts have been reclassified to conform to the fiscal 2021 presentation.

The unaudited and audited consolidated financial statements are referred to as the “Financial Statements” herein. The unaudited consolidated statements of operations are referred to as the “Statements of Operations” herein. The unaudited and audited consolidated balance sheets are referred to as the “Balance Sheets” herein.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), as amended. On July 1, 2020, the Company adopted ASU 2016-13 on a modified retrospective basis. The amendments in ASU 2016-13 require, among other things, financial assets measured at amortized cost basis to be presented at the net amount expected to be collected as compared to previous GAAP which delayed recognition until it was probable a loss had been incurred. The adoption of ASU 2016-13 did not have a material impact on the Company’s Financial Statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). On July 1, 2020, the Company adopted ASU 2018-15 on a prospective basis. The amendments in ASU 2018-15 require implementation costs incurred in a hosting arrangement that is a service contract to be capitalized using the same guidance for capitalizing implementation costs incurred to develop or obtain internal-use software. In addition, ASU 2018-15 provides guidance regarding the term over which capitalized implementation costs are to be amortized and requires specific financial statement presentation and disclosures. The adoption of ASU 2018-15 did not have a material impact on the Company’s Financial Statements.

In March 2019, the FASB issued ASU 2019-02, “Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials” (“ASU 2019-02”). On July 1, 2020, the Company adopted ASU 2019-02 on a prospective basis and reclassified entertainment programming rights, with a contract duration of longer than a year, that were previously classified as the current portion of inventories, net to non-current inventories, net on the Balance Sheet. The amendments in ASU 2019-02 align the accounting treatment for production costs of episodic television series with the accounting treatment for production costs of films. In addition,

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ASU 2019-02 modifies certain aspects of the amortization, impairment, presentation and disclosure requirements in ASC 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350, including eliminating the balance sheet classification guidance. The adoption of ASU 2019-02 did not have a significant impact on the Company’s Financial Statements (See Note 3—Inventories, net for additional information).

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

The Company’s acquisitions support the Company’s strategy to strengthen its core brands and leverage its sports broadcasting rights and expand their reach beyond their traditional linear businesses. For the acquisitions in Note 3—Acquisitions, Disposals and Other Transactions in the 2020 Form 10-K under the heading “Acquisitions and Disposals,” the accounting for each business combination, including consideration transferred, is based on provisional amounts and the allocation of the consideration transferred is not final. The amounts allocated to intangibles and goodwill, the estimates of useful lives and the related amortization expense are subject to changes pending the completion of the final valuations of certain assets and liabilities. A change in the allocation of consideration transferred and any estimates of useful lives could result in a change in the value allocated to the intangible assets that could impact future amortization expense.

NOTE 3. INVENTORIES, NET

In accordance with ASC 920, “Entertainment—Broadcasters” (“ASC 920”), costs incurred in acquiring program rights or producing programs for the Cable Network Programming and Television segments, including advances, are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Effective for the Company beginning on July 1, 2020, ASC 920 permits program rights to be recorded in non-current inventories, net rather than segregated between current and non-current inventories, net. As a result, the Company reclassified entertainment programming rights, with a contract duration of longer than a year, that were previously classified as the current portion of inventories, net to non-current inventories, net on the Balance Sheet. Advances on sports events expected to be broadcast within one year and programs with an initial license period of one year or less continue to be recorded in the current portion of inventories, net. Television broadcast network entertainment programming, which includes acquired series, co-produced series, movies and other programs, are amortized primarily on an accelerated basis.

The Company has single and multi-year contracts for broadcast rights of programs and sports events. The Company evaluates the recoverability of the unamortized costs associated therewith, using total estimated advertising and other revenues attributable to the program material and considering the Company’s expectations of the usefulness of the program rights. The recoverability of entertainment programming is generally assessed on a contract basis and the recoverability of certain sports rights contracts for content broadcast on the FOX Network and the sports channels is assessed on an aggregate basis. Where an evaluation indicates that these multi-year contracts will result in an asset that is not recoverable, amortization of rights is accelerated in an amount equal to the amount by which the unamortized costs exceed fair value. The costs of multi-year sports contracts at the FOX Network and the sports channels are primarily amortized based on the ratio of each current period’s attributable revenue for each contract to the estimated total remaining attributable revenue for each contract. Estimates can change and, accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.

The Company’s inventories were comprised of the following:

	As of September 30, 2020	As of June 30, 2020
	(in millions)
Sports programming rights	$1,098	$674
Entertainment programming rights	428	384
Total inventories, net	1,526	1,058
Less: current portion of inventories, net	(1,271)	(856)
Total non-current inventories, net	$255	$202

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2020, the aggregate amortization expense related to the programming rights was approximately $670 million, which is included in Operating expenses in the Statement of Operations.

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

The following tables present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of September 30, 2020
	Total	Level 1		Level 2	Level 3
	(in millions)
Assets
Investments in equity securities	$640	$640	(a)	$-	$-
Liabilities
Other	(4)	-		-	(4)	(b)
Redeemable noncontrolling interests	(310)	-		-	(310)	(b)
Total	$326	$640		$-	$(314)

	Fair value measurements
	As of June 30, 2020
	Total	Level 1		Level 2	Level 3
	(in millions)
Assets
Investments in equity securities	$531	$531	(a)	$-	$-
Liabilities
Other	(6)	-		-	(6)	(b)
Redeemable noncontrolling interests	(305)	-		-	(305)	(b)
Total	$220	$531		$-	$(311)

(a)

The investment categorized as Level 1 represents an investment in equity securities of Flutter Entertainment plc (“Flutter”) with a readily determinable fair value (See Note 3—Acquisitions, Disposals and Other Transactions in the 2020 Form 10-K under the heading “Flutter” for further discussion).

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

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the three months ended September 30,
	2020	2019
	(in millions)
Beginning of period	$(305)	$(189)
Net income	(4)	(9)
Distributions	6	8
Accretion	(7)	(17)
End of period	$(310)	$(207)

As of September 30, 2020, a portion of the sports network minority shareholder’s put right was exercisable. In October 2020, the sports network minority shareholder exercised its put right to sell this portion of its interest to the Company for approximately $135 million. The final put right held by the sports network minority shareholder will become exercisable in July 2021. The put right held by the Credible minority shareholder will become exercisable in fiscal 2025.

Financial Instruments

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and investments accounted for using the measurement alternative in accordance with ASC 321, approximates fair value.

	As of September 30, 2020	As of June 30, 2020
	(in millions)
Borrowings
Fair value	$9,709	$9,746
Carrying value	$7,947	$7,946

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

The Company’s receivables did not represent significant concentrations of credit risk as of September 30, 2020 or June 30, 2020. Generally, the Company does not require collateral to secure receivables. As of September 30, 2020 and June 30, 2020, the Company had no individual customers that accounted for 10% or more of the Company’s receivables.

NOTE 5. BORROWINGS

Senior Notes Issued

Borrowings include senior notes (See Note 9—Borrowings in the 2020 Form 10-K under the heading “Public Debt – Senior Notes Issued”). In addition, the Company is party to a credit agreement providing a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of March 2024 (See Note 9—Borrowings in the 2020 Form 10-K under the heading “Revolving Credit Agreement”). As of September 30, 2020, there were no borrowings outstanding under the revolving credit agreement.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

In fiscal 2020, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program providing for the repurchase of $2 billion of the Company’s Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”). The program has no time limit and may be modified, suspended or discontinued at any time. In August 2020, the Company entered into two accelerated share repurchase (“ASR”) agreements to repurchase $154 million of Class A Common Stock and $66 million of Class B Common Stock.

In accordance with the ASR agreements, in August 2020, the Company paid a third-party financial institution $154 million and $66 million and received initial deliveries of approximately 4.7 million and 2.0 million shares of Class A Common Stock and Class B Common Stock, respectively, representing 80% of the shares expected to be repurchased under each ASR agreement, at a price of $26.00 and $26.01 per share, which was The Nasdaq Global Select Market closing share price of the Class A Common Stock and Class B Common Stock, respectively, on August 21, 2020. Upon settlement of the ASR agreements in September 2020, the Company received final deliveries of approximately 0.9 million and 0.4 million shares of Class A Common Stock and Class B Common Stock, respectively. The final number of shares purchased under the ASR agreements was determined using a price of $27.57 and $27.67 per share (the volume-weighted average market price of the Class A Common Stock and Class B Common Stock, respectively, during the terms of the ASR agreements less a discount applicable for the Class A Common Stock). The Company accounted for each ASR agreement as two separate transactions. The initial deliveries of Class A Common Stock and Class B Common Stock were accounted for as treasury stock transactions recorded on the acquisition date. The final settlements of Class A Common Stock and Class B Common Stock were accounted for as forward contracts indexed to the Class A Common Stock or Class B Common Stock, as applicable, and qualified as equity transactions.

In addition to the shares purchased under the ASR agreements, the Company repurchased shares of Class A Common Stock and Class B Common Stock in the open market. In total, the Company repurchased approximately 10 million shares of Common Stock for $270 million during the three months ended September 30, 2020.

Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.

As of September 30, 2020, the Company’s remaining stock repurchase authorization was approximately $1.1 billion. Subsequent to September 30, 2020, the Company repurchased a total of approximately 1.3 million shares of Common Stock for approximately $35 million in the open market.

Dividends

The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the three months ended September 30,
	2020	2019
Cash dividend per share	$0.23	$0.23

The Company declared a semi-annual dividend of $0.23 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended September 30, 2020, which was paid in October 2020 to stockholders of record on September 2, 2020.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. EQUITY-BASED COMPENSATION

As of September 30, 2020, the Company has one equity plan, the Fox Corporation 2019 Shareholder Alignment Plan (the “SAP”) (See Note 12—Equity-Based Compensation in the 2020 Form 10-K).

The following table summarizes the Company’s equity-based compensation:

	For the three months ended September 30,
	2020	2019
	(in millions)
Equity-based compensation	$31	$32
Intrinsic value of all settled equity-based awards	$81	$3
Tax benefit on settled equity-based awards	$14	$-

The Company’s stock based awards are settled in Class A Common Stock. As of September 30, 2020, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $190 million and is expected to be recognized over a weighted average period between one and two years.

As of September 30, 2020 and 2019, the Company had approximately 7 million and 4 million stock options outstanding, respectively. For the three months ended September 30, 2020 and 2019, the computation of diluted earnings per share did not include most of the stock options outstanding during these periods, because their inclusion would have been antidilutive.

Awards Granted and Vested

Restricted Stock Units

During the three months ended September 30, 2020, approximately 1.9 million restricted stock units (“RSUs”) were granted, which vest in equal annual installments over a three-year period subject to the participants’ continued employment with the Company, and 3.1 million RSUs vested.

Performance-Based Stock Options

Performance-based stock options (“PSOs”) are awards that entitle the holder to purchase a specified number of shares of Class A Common Stock at a specified price for a specified period of time, contingent on the performance of the Class A Common Stock over a three-year period, subject to the terms and conditions of the SAP, the applicable award documents and such other terms and conditions as the Compensation Committee of the Board may establish. The PSOs granted under the SAP will vest in full only if the Company’s Class A Common Stock exceeds the exercise price of the PSO by a certain threshold over a certain period of time during the performance period (the “market condition”). The PSOs were fair valued using a Monte Carlo simulation model that uses the following assumptions: (i) expected volatility; (ii) expected term; (iii) risk-free interest rate; and (iv) expected dividend yield. Compensation cost related to the PSO will be recognized even if the market condition is not met.

During the three months ended September 30, 2020, the Company granted approximately 5.0 million PSOs, which will vest in full at the end of a three-year performance period if the market condition is met and have a term of seven years thereafter.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of September 30, 2020 have not changed significantly from disclosures included in the 2020 Form 10-K.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

FOX News

The Company’s FOX News business and certain of its current and former employees have been subject to allegations of sexual harassment and discrimination on the basis of sex and race. The Company has resolved many of these claims and is contesting other claims in litigation. The Company has also received regulatory and investigative inquiries relating to these matters. To date, none of the amounts paid in settlements or reserved for pending or future claims is material, individually or in the aggregate, to the Company. The amount of additional liability, if any, that may result from these or related matters cannot be estimated at this time. However, the Company does not currently anticipate that the ultimate resolution of any such pending matters will have a material adverse effect on its business, financial condition, results of operations or cash flows.

U.K. Newspaper Matters Indemnity

In connection with the separation of 21CF and News Corporation in June 2013 (the “21CF News Corporation Separation”), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the Separation Agreement (as defined in Note 1—Description of Business and Basis of Presentation in the 2020 Form 10-K under the heading “The Distribution”), the Company assumed certain costs and liabilities related to the U.K. Newspaper Matters Indemnity. The liability recorded in the Balance Sheets related to the indemnity was approximately $60 million and $65 million as of September 30, 2020 and June 30, 2020, respectively.

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

The Company’s operations are subject to tax in various domestic jurisdictions and as a matter of course, the Company is regularly audited by federal and state tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. Each member of the 21CF consolidated group, which includes 21CF, the Company (prior to the Distribution (as defined in Note 1—Description of Business and Basis of Presentation in the 2020 Form 10-K under the heading “The Distribution”)) and 21CF’s other subsidiaries, is jointly and severally liable for the U.S. federal income and, in certain jurisdictions, state tax liabilities of each other member of the consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21CF consolidated group. The tax matters agreement requires 21CF and/or Disney to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the Internal Revenue Service in amounts that the Company cannot quantify.

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. Pension plans and postretirement benefit plans are closed to new participants with the exception of a small group covered by collective bargaining agreements. The net periodic benefit cost was $17 million and $14 million for the three months ended September 30, 2020 and 2019, respectively.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SEGMENT INFORMATION

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

•

Television, which principally consists of the acquisition, marketing and distribution of broadcast network programming nationally under the FOX brand and the operation of 29 full power broadcast television stations, including 11 duopolies, in the U.S. Of these stations, 18 are affiliated with the FOX Network, 10 are affiliated with MyNetworkTV and one is an independent station. The Television segment also includes Tubi, Inc., a free advertising-supported video-on-demand (“AVOD”) service.

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

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the Company’s Revenues and Segment EBITDA for the three months ended September 30, 2020 and 2019:

	For the three months ended September 30,
	2020	2019
	(in millions)
Revenues
Cable Network Programming	$1,325	$1,285
Television	1,350	1,356
Other, Corporate and Eliminations	42	26
Total revenues	$2,717	$2,667
Segment EBITDA
Cable Network Programming	$781	$684
Television	457	251
Other, Corporate and Eliminations	(72)	(79)
Amortization of cable distribution investments	(5)	(9)
Depreciation and amortization	(68)	(50)
Impairment and restructuring charges	(35)	(9)
Interest expense	(99)	(90)
Interest income	1	17
Other, net	519	(15)
Income before income tax expense	1,479	700
Income tax expense	(362)	(187)
Net income	1,117	513
Less: Net income attributable to noncontrolling interests	(11)	(14)
Net income attributable to Fox Corporation stockholders	$1,106	$499

Revenues by Segment by Component

	For the three months ended September 30,
	2020	2019
	(in millions)
Cable Network Programming
Affiliate fee	$973	$939
Advertising	299	254
Other	53	92
Total Cable Network Programming revenues	1,325	1,285
Television
Advertising	670	787
Affiliate fee	560	455
Other	120	114
Total Television revenues	1,350	1,356
Other, Corporate and Eliminations	42	26
Total revenues	$2,717	$2,667

Future Performance Obligations

As of September 30, 2020, approximately $5.1 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to affiliate contracts and content licensing contracts with fixed fees. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.

	For the three months ended September 30,
	2020	2019
	(in millions)
Depreciation and amortization
Cable Network Programming	$13	$13
Television	25	15
Other, Corporate and Eliminations	30	22
Total depreciation and amortization	$68	$50

	As of September 30, 2020	As of June 30, 2020
	(in millions)
Assets
Cable Network Programming	$2,622	$2,591
Television	7,703	7,054
Other, Corporate and Eliminations	11,417	11,487
Investments	755	618
Total assets	$22,497	$21,750

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Impairment and Restructuring Charges

Impairment and restructuring charges were $35 million and $9 million for the three months ended September 30, 2020 and 2019, respectively. The impairment and restructuring charges for the three months ended September 30, 2020 and 2019 were primarily comprised of severance costs principally at the Cable Network Programming segment.

Other, net

The following table sets forth the components of Other, net included in the Statements of Operations:

	For the three months ended September 30,
	2020	2019
	(in millions)
Transaction costs(a)	$451	$(45)
Net gains on investments in equity securities(b)	121	49
Other	(53)	(19)
Total other, net	$519	$(15)

(a)

The transaction costs for the three months ended September 30, 2020 are primarily related to the partial settlement from Disney of $462 million related to the reimbursement of the Company’s prepayment of its share of the Divestiture Tax (See Note 1—Description of Business and Basis of Presentation). The transaction costs for the three months ended September 30, 2019 are primarily related to costs associated with the profits participants litigation (See Note 14—Commitments and Contingencies in the 2020 Form 10-K under the heading “Profits Participants Litigation”) and the Separation and the Distribution (See Note 1—Description of Business and Basis of Presentation in the 2020 Form 10-K under the heading “The Distribution”) and included retention related costs.

(b)

Net gains on investments in equity securities for the three months ended September 30, 2020 included the gain related to the change in fair value of the Company’s investment in Flutter (See Note 4—Fair Value) and for the three months ended September 30, 2019 included the gains related to the changes in fair value of the Company’s investments in Roku, Inc. and The Stars Group Inc. (See Note 6—Fair Value in the 2020 Form 10-K).

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Non-Current Assets

The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of September 30, 2020	As of June 30, 2020
	(in millions)
Investments(a)	$755	$618
Operating lease ROU assets	505	539
Grantor Trust	260	247
Inventories, net	255	202
Other	165	195
Total other non-current assets	$1,940	$1,801

(a)	Included investments accounted for at fair value on a recurring basis of $640 million and $531 million as of September 30, 2020 and June 30, 2020, respectively (See Note 4—Fair Value).

Accounts Payable, Accrued Expenses and Other Current Liabilities

The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of September 30, 2020	As of June 30, 2020
	(in millions)
Accrued expenses	$871	$907
Program rights payable	524	485
Deferred revenue	242	152
Operating lease liabilities	104	122
Other current liabilities	271	240
Total accounts payable, accrued expenses and other current liabilities	$2,012	$1,906

Other Liabilities

The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of September 30, 2020	As of June 30, 2020
	(in millions)
Accrued non-current pension/postretirement liabilities	$710	$709
Non-current operating lease liabilities	432	452
Other non-current liabilities	280	321
Total other liabilities	$1,422	$1,482

Supplemental Cash Flows Information

	For the three months ended September 30,
	2020	2019
	(in millions)
Cash paid for interest	$(169)	$(171)
Cash paid for income taxes	$(86)	$(6)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Readers should carefully review this document and the other documents filed by Fox Corporation (“FOX” or the “Company”) with the Securities and Exchange Commission (the “SEC”). This section should be read together with the unaudited interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended June 30, 2020 as filed with the SEC on August 10, 2020 (the “2020 Form 10-K”). The unaudited consolidated financial statements are referred to as the “Financial Statements” herein.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three months ended September 30, 2020 and 2019 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2020 and 2019. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2020 and 2019, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of September 30, 2020. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

•

Caution Concerning Forward-Looking Statements—This section provides a description of the use of forward-looking information appearing in this Quarterly Report on Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such information is based on management’s current expectations about future events which are subject to change and to inherent risks and uncertainties. Refer to Part I., Item 1A, “Risk Factors” in the 2020 Form 10-K for a discussion of the risk factors applicable to the Company.

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

Other Business Developments

The outbreak of the coronavirus disease 2019 (“COVID-19”) pandemic has resulted in widespread and continuing negative impacts on the macroeconomic environment and disruption to the Company’s business. Weak economic conditions and increased volatility and disruption in the financial markets pose risks to the Company and its business partners, including advertisers whose expenditures tend to reflect overall economic conditions. The COVID-19 pandemic has caused some of the Company’s advertisers to reduce their spending, and future declines in the economic prospects of advertisers or the economy in general could negatively impact their advertising expenditures further. Depending on the duration and severity of the recession, it could lead to changes in consumer behavior, including increasing numbers of consumers canceling or foregoing subscriptions to multi-channel video programming distributor (“MVPD”) services, that adversely affect the Company’s affiliate fee and advertising revenues. In addition, the Company’s business depends on the volume and popularity of the content it distributes, particularly sports content. Following the COVID-19 outbreak, sports events to which the Company has broadcast rights have been cancelled or postponed and the production of certain entertainment content the Company distributes has been suspended. Although some of these sports events and productions have resumed, there may be additional content disruptions in the future. Depending on their duration and severity, these disruptions could materially adversely affect the Company’s future advertising revenues and, over a longer period, its future affiliate fee revenues. To the extent the pandemic further negatively impacts the Company’s ability to air sports events, particularly National Football League (“NFL”) and college sports, it could result in a significantly greater adverse effect on the Company’s business, financial condition or results of operations than the Company has experienced thus far. In addition, shifting sports schedules may negatively impact the Company’s ability to attract viewers and advertisers to its sports and entertainment programming. The Company’s Television segment experienced a 15% decline in advertising revenue and to a lesser extent the Cable Network Programming segment in the quarter ended September 30, 2020. The Company estimates that the majority of these decreases are due to the ongoing impact of COVID-19, including sports events that have been cancelled or postponed and fewer hours of original scripted programming. As a result of the shifting schedules, the Company estimates that there was a corresponding decrease of approximately $280 million of sports and entertainment programming rights amortization and production costs in the quarter ended September 30, 2020. The Company believes that a majority of these costs will be recognized in fiscal 2021.

Pursuant to the merger agreement relating to the merger of Twenty-First Century Fox, Inc. (“21CF”) and The Walt Disney Company (“Disney”), the Company made a prepayment of approximately $700 million which represented the Company’s share of the estimated tax liabilities resulting from the anticipated divestitures by Disney of certain assets (the “Divestiture Tax”), principally the FOX Sports Regional Sports Networks (“RSNs”). As of September 30, 2020, Disney had sold the RSNs, the Company and Disney reached an agreement to settle the majority of the prepaid Divestiture Tax and the Company received $462 million from Disney as reimbursement of the Company’s prepayment based upon the sales price of the RSNs. This reimbursement was recorded in Other, net in the Statement of Operations. See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net.”

RESULTS OF OPERATIONS

Results of Operations—For the three months ended September 30, 2020 versus the three months ended September 30, 2019

The following table sets forth the Company’s operating results for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019:

	For the three months ended September 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$1,533	$1,394	$139	10%
Advertising	969	1,041	(72)	(7)%
Other	215	232	(17)	(7)%
Total revenues	2,717	2,667	50	2%
Operating expenses	(1,168)	(1,468)	300	20%
Selling, general and administrative	(388)	(352)	(36)	(10)%
Depreciation and amortization	(68)	(50)	(18)	(36)%
Impairment and restructuring charges	(35)	(9)	(26)	**
Interest expense	(99)	(90)	(9)	(10)%
Interest income	1	17	(16)	(94)%
Other, net	519	(15)	534	**
Income before income tax expense	1,479	700	779	**
Income tax expense	(362)	(187)	(175)	(94)%
Net income	1,117	513	604	**
Less: Net income attributable to noncontrolling interests	(11)	(14)	3	21%
Net income attributable to Fox Corporation stockholders	$1,106	$499	$607	**

**	not meaningful

Overview—The Company’s revenues increased 2% for the three months ended September 30, 2020, as compared to the corresponding period of fiscal 2020, due to higher affiliate fee revenue, partially offset by lower advertising and other revenues. The increase in affiliate fee revenue was primarily attributable to higher average rates per subscriber across all networks, led by contractual rate increases from affiliate agreement renewals and on existing affiliate agreements. The decrease in advertising revenue was primarily due to fewer broadcasts of NFL programming and the postponement of college football games and certain original scripted programming at the FOX Network as a result of COVID-19, partially offset by higher political advertising revenue related to the 2020 presidential and congressional elections and the impact of the consolidation of Tubi. The decrease in other revenues was primarily due to lower sports sublicensing revenue related to college sports as a result of COVID-19, lower digital content licensing revenue at the FOX Network and the absence of revenues generated from Premier Boxing Champions (“PBC”) pay-per-view events at FS1, partially offset by the impact of the consolidation of Credible in fiscal 2020.

Operating expenses decreased 20% for the three months ended September 30, 2020, as compared to the corresponding period of fiscal 2020, primarily due to lower sports programming rights amortization and production costs, including the broadcast of fewer NFL and college football games, and lower entertainment programming rights amortization and advertising and promotion costs due to fewer hours of original scripted programming as a result of COVID-19, partially offset by the consolidation of Tubi in fiscal 2020.

Selling, general and administrative expenses increased 10% for the three months ended September 30, 2020, as compared to the corresponding period of fiscal 2020, primarily due to the impact of acquisitions that occurred in fiscal 2020 (the “Fiscal 2020 Acquisitions”) (See Note 3—Acquisitions, Disposals and Other Transactions in the 2020 Form 10-K under the heading “Acquisitions and Disposals” for additional information).

Depreciation and amortization—Depreciation and amortization expense increased 36% for the three months ended September 30, 2020, as compared to the corresponding period of fiscal 2020, primarily due to the Fiscal 2020 Acquisitions.

Impairment and restructuring charges—Impairment and restructuring charges increased $26 million for the three months ended September 30, 2020, as compared to the corresponding period of fiscal 2020, primarily due to higher severance costs principally at the Cable Network Programming segment (See Note 11—Additional Financial Information to the accompanying Financial Statements).

Interest expense—Interest expense increased 10% for the three months ended September 30, 2020, as compared to the corresponding period of fiscal 2020, primarily due to the issuance of $1.2 billion of senior notes in April 2020 (See Note 9—Borrowings in the 2020 Form 10-K under the heading “Public Debt – Senior Notes Issued” for additional information).

Interest income—Interest income decreased for the three months ended September 30, 2020, as compared to the corresponding period of fiscal 2020, primarily due to lower interest rates.

Other, net—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net.”

Income tax expense—The Company’s tax provision and related effective tax rate of 24% for the three months ended September 30, 2020 was higher than the statutory rate of 21% primarily due to state taxes, partially offset by a benefit from the reduction of uncertain tax positions for state tax audits.

The Company’s tax provision and related effective tax rate of 27% for the three months ended September 30, 2019 was higher than the statutory rate of 21% primarily due to state taxes and other permanent items.

Net income—Net income increased $604 million for the three months ended September 30, 2020, as compared to the corresponding period of fiscal 2020, primarily due to the receipt of the $462 million reimbursement from Disney related to the Divestiture Tax (See Note 1—Description of Business and Basis of Presentation to the accompanying Financial Statements for additional information) and higher Segment EBITDA (as defined below) at the Television and Cable Network Programming segments, partially offset by higher Income tax expense.

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

The following tables set forth the Company’s Revenues and Segment EBITDA for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019:

	For the three months ended September 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Cable Network Programming	$1,325	$1,285	$40	3%
Television	1,350	1,356	(6)	-%
Other, Corporate and Eliminations	42	26	16	62%
Total revenues	$2,717	$2,667	$50	2%

	For the three months ended September 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Segment EBITDA
Cable Network Programming	$781	$684	$97	14%
Television	457	251	206	82%
Other, Corporate and Eliminations	(72)	(79)	7	9%
Adjusted EBITDA(a)	$1,166	$856	$310	36%

(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Cable Network Programming (49% and 48% of the Company’s revenues for the first three months of fiscal 2021 and 2020, respectively)

	For the three months ended September 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$973	$939	$34	4%
Advertising	299	254	45	18%
Other	53	92	(39)	(42)%
Total revenues	1,325	1,285	40	3%
Operating expenses	(434)	(520)	86	17%
Selling, general and administrative	(115)	(90)	(25)	(28)%
Amortization of cable distribution investments	5	9	(4)	(44)%
Segment EBITDA	$781	$684	$97	14%

Revenues at the Cable Network Programming segment increased 3% for the three months ended September 30, 2020, as compared to the corresponding period of fiscal 2020, due to higher affiliate fee and advertising revenues, partially offset by lower other revenues. The increase in affiliate fee revenue was primarily attributable to higher average rates per subscriber, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, partially offset by the impact of a lower average number of subscribers. The decrease in the average number of subscribers was due to a reduction in subscribers to traditional MVPDs, partially offset by an increase in digital MVPD subscribers. The increase in advertising revenue was primarily due to the 2020 presidential election which drove higher linear advertising revenue, including higher pricing and ratings, and digital advertising revenue at FOX News Media, partially offset by the broadcast of fewer live sports events, including college football, as a result of COVID-19. The decrease in other revenues was primarily attributable to lower sports sublicensing revenue and the absence of revenues generated from PBC pay-per-view events principally as a result of COVID-19, partially offset by higher revenues at FOX News Media.

Cable Network Programming Segment EBITDA increased 14% for the three months ended September 30, 2020, as compared to the corresponding period of fiscal 2020, due to the revenue increases noted above and lower expenses. Operating expenses decreased for the three months ended September 30, 2020 primarily due to lower sports programming rights amortization and production costs driven by the postponement of live sports events, partially offset by the shift of National Association of Stock Car Auto Racing (“NASCAR”) Cup Series races and Major League Baseball

(“MLB”) regular season games into the first quarter of fiscal 2021 as a result of COVID-19. Selling, general and administrative expenses increased for the three months ended September 30, 2020 principally due to higher legal and marketing expenses at FOX News Media.

Television (50% and 51% of the Company’s revenues for the first three months of fiscal 2021 and 2020, respectively)

	For the three months ended September 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Advertising	$670	$787	$(117)	(15)%
Affiliate fee	560	455	105	23%
Other	120	114	6	5%
Total revenues	1,350	1,356	(6)	-%
Operating expenses	(714)	(943)	229	24%
Selling, general and administrative	(179)	(162)	(17)	(10)%
Segment EBITDA	$457	$251	$206	82%

Revenues at the Television segment for the three months ended September 30, 2020 remained consistent, as compared to the corresponding period of fiscal 2020, as higher affiliate fee and other revenues were offset by lower advertising revenue. The decrease in advertising revenue was primarily due to fewer broadcasts of NFL programming, the postponement of college football games and certain original scripted programming at the FOX Network as a result of COVID-19 and the absence of the prior year broadcast of the 71st Annual Primetime Emmy Awards. Partially offsetting the decrease in advertising revenue was higher political advertising revenue related to the 2020 presidential and congressional elections at the FOX Television Stations and the impact of the consolidation of Tubi. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber, partially offset by a lower average number of subscribers, at the Company’s owned and operated television stations.

Television Segment EBITDA increased 82% for the three months ended September 30, 2020, as compared to the corresponding period of fiscal 2020, primarily due to lower expenses. Operating expenses decreased primarily due to lower sports programming rights amortization and production costs, including the broadcast of fewer NFL and college football games, and lower entertainment programming rights amortization and advertising and marketing costs due to fewer hours of original scripted programming as a result of COVID-19, partially offset by the impact of the consolidation of Tubi.

Other, Corporate and Eliminations (1% of the Company’s revenues for the first three months of fiscal 2021 and 2020)

	For the three months ended September 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues	$42	$26	$16	62%
Operating expenses	(20)	(5)	(15)	**
Selling, general and administrative	(94)	(100)	6	6%
Segment EBITDA	$(72)	$(79)	$7	9%

**	not meaningful

Revenues at the Other, Corporate and Eliminations segment increased 62% for the three months ended September 30, 2020, as compared to the corresponding period of fiscal 2020, primarily due to the impact of the consolidation of Credible. Operating expenses increased principally due to the impact of the consolidation of Credible. Selling, general and administrative expenses decreased primarily due to lower employee costs and professional fees, partially offset by the impact of the consolidation of Credible.

Non-GAAP Financial Measures

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

The following table reconciles Net income to Adjusted EBITDA for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019:

	For the three months ended September 30,
	2020	2019
	(in millions)
Net income	$1,117	$513
Add
Amortization of cable distribution investments	5	9
Depreciation and amortization	68	50
Impairment and restructuring charges	35	9
Interest expense	99	90
Interest income	(1)	(17)
Other, net	(519)	15
Income tax expense	362	187
Adjusted EBITDA	$1,166	$856

The following table sets forth the computation of Adjusted EBITDA for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019:

	For the three months ended September 30,
	2020	2019
	(in millions)
Revenues	$2,717	$2,667
Operating expenses	(1,168)	(1,468)
Selling, general and administrative	(388)	(352)
Amortization of cable distribution investments	5	9
Adjusted EBITDA	$1,166	$856

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds which are highly dependent upon the continuation of affiliate agreements and the state of the advertising markets, the latter of which is being negatively impacted by the weak economic environment as a result of COVID-19. Depending on the duration and severity of the recession, it could lead to changes in consumer behavior, including increasing numbers of consumers canceling or foregoing subscriptions to MVPD services, that adversely affect the Company’s affiliate fee and advertising revenues. In addition, the Company’s business depends on the volume and popularity of the content it distributes, particularly sports content. Following the COVID-19 outbreak, sports events to which the Company has broadcast rights were cancelled or postponed and the production of certain entertainment content the Company distributes was suspended. If the Company experiences a recurrence of these disruptions, depending on their duration and severity, they could materially adversely affect the Company’s future advertising revenues and, over a longer period of time, its future affiliate fee revenues. The magnitude of the impact of the COVID-19 pandemic on the Company is highly uncertain and subject to change and will depend on evolving factors beyond the Company’s control. These include the duration and extent of the pandemic, increases or spikes in the number of cases, or future mutations or related strains of the virus; the duration and extent of the recession, the pace of economic recovery and the economic and operating conditions facing the Company and others in the pandemic’s aftermath; the effect of governmental actions; and potential changes in consumer behavior. As part of actions the Company is taking to address COVID-19 and the resulting impact on its business, operations and employees, in April 2020, the Company implemented short-term cost reductions, including reducing executive compensation and suspending compensation increases. The Company has approximately $5.1 billion of cash and cash equivalents as of September 30, 2020 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 5—Borrowings to the accompanying Financial Statements). The Company also has access to the worldwide capital markets, subject to market conditions which could be impacted by COVID-19. As of September 30, 2020, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any noncompliance with such covenants.

The principal uses of cash that affect the Company’s liquidity position include the following: the acquisition of rights and related payments for entertainment and sports programming; operational expenditures including production costs; marketing and promotional expenses; expenses related to broadcasting the Company’s programming along with the continued investment in establishing the Company’s standalone broadcast technical facilities following the Distribution (as defined in Note 1—Description of Business and Basis of Presentation in the 2020 Form 10-K under the heading “The Distribution”); employee and facility costs; capital expenditures; acquisitions; interest and dividend payments; debt repayments; and stock repurchases.

In addition to the acquisitions, sales and possible acquisitions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Sources and Uses of Cash

Net cash provided by operating activities for the three months ended September 30, 2020 and 2019 was as follows (in millions):

For the three months ended September 30,	2020	2019
Net cash provided by operating activities	$267	$202

The increase in net cash provided by operating activities during the three months ended September 30, 2020, as compared to the corresponding period of fiscal 2020, was primarily due to higher Segment EBITDA, partially offset by contractual increases for sports programming rights, higher inventory balances due to the postponement of certain sports events and higher tax payments.

Net cash used in investing activities for the three months ended September 30, 2020 and 2019 was as follows (in millions):

For the three months ended September 30,	2020	2019
Net cash used in investing activities	$(149)	$(40)

The increase in net cash used in investing activities during the three months ended September 30, 2020, as compared to the corresponding period of fiscal 2020, was primarily due to payments related to investments in establishing the Company’s standalone broadcast technical facilities.

Net cash provided by (used in) financing activities for the three months ended September 30, 2020 and 2019 was as follows (in millions):

For the three months ended September 30,	2020	2019
Net cash provided by (used in) financing activities	$298	$(56)

The change in net cash provided by (used in) financing activities during the three months ended September 30, 2020, as compared to the corresponding period of fiscal 2020, was primarily due to the receipt of the $462 million reimbursement from Disney related to the Divesture Tax, partially offset by activity under the stock repurchase program.

Stock Repurchase Program

See Note 6—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program.”

Dividends

The Company declared a semi-annual dividend of $0.23 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended September 30, 2020, which was paid in October 2020 to stockholders of record on September 2, 2020.

Debt Instruments

Borrowings include senior notes (See Note 9—Borrowings to the 2020 Form 10-K under the heading “Public Debt – Senior Notes Issued”).

Ratings of the senior notes

The following table summarizes the Company’s credit ratings as of September 30, 2020:

Rating Agency	Senior Debt	Outlook
Moody's	Baa2	Stable
Standard & Poor's	BBB	Stable

Revolving Credit Agreement

The Company has an unused five-year $1.0 billion unsecured revolving credit facility with a maturity date of March 2024 (See Note 5—Borrowings to the accompanying Financial Statements).

Commitments and Contingencies

See Note 8—Commitments and Contingencies to the accompanying Financial Statements.

Recent Accounting Pronouncements

See Note 1—Description of Business and Basis of Presentation to the accompanying Financial Statements under the heading “Recently Adopted and Recently Issued Accounting Guidance.”

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
•

the impact of any payments the Company is required to make or liabilities it is required to assume under the Separation Agreement (as defined in Note 1—Description of Business and Basis of Presentation in the 2020 Form 10-K) and the indemnification arrangements entered into in connection with the Separation and the Distribution (as defined in Note 1—Description of Business and Basis of Presentation in the 2020 Form 10-K); and

•	the other risks and uncertainties detailed in Part I., Item 1A. “Risk Factors” in the 2020 Form 10-K.

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

There have been no material changes in the market risks reported in the 2020 Form 10-K.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Due to the COVID-19 pandemic, most of the Company’s employees continue to work remotely, and the Company has strived to minimize the impact of this on the design and effectiveness of the Company’s internal control over financial reporting. The Company is continually monitoring and assessing its internal control over financial reporting and has not experienced any material impact to its internal control over financial reporting due to the COVID-19 pandemic.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to the Company’s legal proceedings described in the section titled “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 as filed with the Securities and Exchange Commission on August 10, 2020 (the “2020 Form 10-K”).

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the section titled “Risk Factors” in the 2020 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of the Company’s repurchases of its Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), during the three months ended September 30, 2020:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
July 1, 2020 – July 31, 2020
Class A common stock	-	$-
Class B common stock	-	-
August 1, 2020 – August 31, 2020
Class A common stock(d)	5,821,538	27.23
Class B common stock(d)	2,322,772	27.44
September 1, 2020 – September 30, 2020
Class A common stock(d)	1,223,992	27.40
Class B common stock(d)	516,197	27.49
Total
Class A common stock(d)	7,045,530	27.26
Class B common stock(d)	2,838,969	27.45
	9,884,499		$1,130

(a)	The Company has not made any purchases of Common Stock other than in connection with the publicly announced stock repurchase program described below.
(b)	These amounts exclude any fees, commissions or other costs associated with the share repurchases.
(c)

On November 6, 2019, the Company announced that its Board of Directors had authorized a stock repurchase program providing for the repurchase of $2 billion of the Company’s Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time.

(d)

In connection with the stock repurchase program, the Company entered into two accelerated share repurchase (“ASR”) agreements to repurchase $154 million of Class A Common Stock and $66 million of Class B Common Stock in August 2020. In accordance with the ASR agreements, in August 2020, the Company paid a third-party financial institution $154 million and $66 million and received initial deliveries of approximately 4.7 million and 2.0 million shares of Class A Common Stock and Class B Common Stock, respectively, representing 80% of the shares expected to be repurchased under each ASR agreement, at a price of $26.00 and $26.01 per share, respectively. Upon settlement of the ASR agreements in September 2020, the Company received final deliveries of approximately 0.9 million and 0.4 million shares of Class A Common Stock and Class B Common Stock, respectively. The final number of shares purchased under the ASR agreements was determined using a price of $27.57 and $27.67 per share (the volume-weighted average market price of the Class A Common Stock and Class B Common Stock, respectively, during the terms of the ASR agreements less a discount applicable for the Class A Common Stock) (See Note 6—Stockholders’ Equity to the accompanying Unaudited Consolidated Financial Statements of FOX under the heading “Stock Repurchase Program” for more information).

In total, the Company repurchased approximately 10 million shares of Common Stock for $270 million during the three months ended September 30, 2020.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three months ended September 30, 2020 and 2019; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended September 30, 2020 and 2019; (iii) Consolidated Balance Sheets as of September 30, 2020 (unaudited) and June 30, 2020 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2020 and 2019; (v) Unaudited Consolidated Statements of Equity for the three months ended September 30, 2020 and 2019; and (vi) Notes to the Unaudited Consolidated Financial Statements.*

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

Date: November 3, 2020