Form 10-Q
period 2020-12-31
Fox Corp
filed 2021-02-09
CIK 1754301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2020

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-38776

FOX CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1825597
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 852-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	FOXA	The Nasdaq Global Select Market
Class B Common Stock, par value $0.01 per share	FOX	The Nasdaq Global Select Market

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

As of February 5, 2021, 334,351,352 shares of Class A Common Stock, par value $0.01 per share, and 256,191,870 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

FOX CORPORATION

FORM 10-Q

FOX CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
Revenues	$4,087	$3,778	$6,804	$6,445
Operating expenses	(3,346)	(3,091)	(4,514)	(4,559)
Selling, general and administrative	(442)	(431)	(830)	(783)
Depreciation and amortization	(70)	(57)	(138)	(107)
Impairment and restructuring charges	-	-	(35)	(9)
Interest expense	(99)	(90)	(198)	(180)
Interest income	2	8	3	25
Other, net	172	302	691	287
Income before income tax expense	304	419	1,783	1,119
Income tax expense	(74)	(105)	(436)	(292)
Net income	230	314	1,347	827
Less: Net income attributable to noncontrolling interests	(6)	(14)	(17)	(28)
Net income attributable to Fox Corporation stockholders	$224	$300	$1,330	$799

EARNINGS PER SHARE DATA

Weighted average shares
Basic	595	617	599	619
Diluted	598	620	601	622

Net income attributable to Fox Corporation stockholders per share
Basic	$0.38	$0.49	$2.22	$1.29
Diluted	$0.37	$0.48	$2.21	$1.28

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
Net income	$230	$314	$1,347	$827
Other comprehensive income, net of tax
Benefit plan adjustments	7	8	16	12
Other comprehensive income, net of tax	7	8	16	12
Comprehensive income	237	322	1,363	839
Less: Net income attributable to noncontrolling interests(a)	(6)	(14)	(17)	(28)
Comprehensive income attributable to Fox Corporation stockholders	$231	$308	$1,346	$811

(a)

Net income attributable to noncontrolling interests includes $4 million and $3 million for the three months ended December 31, 2020 and 2019, respectively, and $8 million and $12 million for the six months ended December 31, 2020 and 2019, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of December 31, 2020	As of June 30, 2020
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$4,502	$4,645
Receivables, net	2,776	1,888
Inventories, net	1,020	856
Other	142	97
Total current assets	8,440	7,486
Non-current assets
Property, plant and equipment, net	1,606	1,498
Intangible assets, net	3,170	3,198
Goodwill	3,408	3,409
Deferred tax assets	3,963	4,358
Other non-current assets	2,167	1,801
Total assets	$22,754	$21,750
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$2,213	$1,906
Non-current liabilities
Borrowings	7,949	7,946
Other liabilities	1,469	1,482
Redeemable noncontrolling interests	202	305
Commitments and contingencies
Equity
Class A common stock(a)	3	3
Class B common stock(b)	3	3
Additional paid-in capital	9,655	9,831
Retained earnings	1,657	674
Accumulated other comprehensive loss	(401)	(417)
Total Fox Corporation stockholders' equity	10,917	10,094
Noncontrolling interests	4	17
Total equity	10,921	10,111
Total liabilities and equity	$22,754	$21,750

(a)

Class A common stock, $0.01 par value per share, 2,000,000,000 shares authorized, 335,027,260 shares and 343,608,673 shares issued and outstanding at par as of December 31, 2020 and June 30, 2020, respectively.

(b)

Class B common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 256,502,472 shares and 261,078,355 shares issued and outstanding at par as of December 31, 2020 and June 30, 2020, respectively.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the six months ended December 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$1,347	$827
Adjustments to reconcile net income to cash provided by (used in) operating activities
Depreciation and amortization	138	107
Amortization of cable distribution investments	11	14
Impairment and restructuring charges	35	9
Equity-based compensation	75	65
Other, net	(691)	(287)
Deferred income taxes	421	246
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(1,011)	(703)
Inventories net of program rights payable	(60)	(354)
Accounts payable and accrued expenses	156	(130)
Other changes, net	(184)	(50)
Net cash provided by (used in) operating activities	237	(256)
INVESTING ACTIVITIES
Property, plant and equipment	(242)	(110)
Acquisitions, net of cash acquired	-	(260)
Purchase of investments	(86)	-
Other investing activities, net	(1)	21
Net cash used in investing activities	(329)	(349)
FINANCING ACTIVITIES
Repurchase of shares	(416)	(421)
Non-operating cash flows from (to) The Walt Disney Company	116	(45)
Settlement of Divestiture Tax prepayment	462	-
Dividends paid and distributions	(176)	(169)
Other financing activities, net	(37)	(3)
Net cash used in financing activities	(51)	(638)
Net decrease in cash and cash equivalents	(143)	(1,243)
Cash and cash equivalents, beginning of year	4,645	3,234
Cash and cash equivalents, end of period	$4,502	$1,991

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(IN MILLIONS)

	Class A		Class B		Additional		Accumulated Other	Total Fox Corporation
	Common Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests(a)	Equity
Balance, September 30, 2020	338	$3	258	$3	$9,668	$1,525	$(408)	$10,791	$15	$10,806
Net income	-	-	-	-	-	224	-	224	2	226
Other comprehensive income	-	-	-	-	-	-	7	7	-	7
Shares repurchased	(4)	-	(1)	-	(86)	(63)	-	(149)	-	(149)
Other	1	-	-	-	73	(29)	-	44	(13)	31
Balance, December 31, 2020	335	$3	257	$3	$9,655	$1,657	$(401)	$10,917	$4	$10,921
Balance, September 30, 2019	354	$4	266	$3	$9,921	$696	$(304)	$10,320	$10	$10,330
Net income	-	-	-	-	-	300	-	300	11	311
Other comprehensive income	-	-	-	-	-	-	8	8	-	8
Shares repurchased	(8)	(1)	(2)	-	(194)	(232)	-	(427)	-	(427)
Other	1	-	-	-	122	11	-	133	(2)	131
Balance, December 31, 2019	347	$3	264	$3	$9,849	$775	$(296)	$10,334	$19	$10,353
Balance, June 30, 2020	344	$3	261	$3	$9,831	$674	$(417)	$10,094	$17	$10,111
Net income	-	-	-	-	-	1,330	-	1,330	9	1,339
Other comprehensive income	-	-	-	-	-	-	16	16	-	16
Dividends	-	-	-	-	-	(138)	-	(138)	-	(138)
Shares repurchased	(11)	-	(4)	-	(247)	(172)	-	(419)	-	(419)
Other	2	-	-	-	71	(37)	-	34	(22)	12
Balance, December 31, 2020	335	$3	257	$3	$9,655	$1,657	$(401)	$10,917	$4	$10,921
Balance, June 30, 2019	354	$4	266	$3	$9,891	$357	$(308)	$9,947	$11	$9,958
Net income	-	-	-	-	-	799	-	799	16	815
Other comprehensive income	-	-	-	-	-	-	12	12	-	12
Dividends	-	-	-	-	-	(143)	-	(143)	-	(143)
Shares repurchased	(8)	(1)	(2)	-	(194)	(232)	-	(427)	-	(427)
Other	1	-	-	-	152	(6)	-	146	(8)	138
Balance, December 31, 2019	347	$3	264	$3	$9,849	$775	$(296)	$10,334	$19	$10,353

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 4—Fair Value under the heading “Redeemable Noncontrolling Interests”).

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

The outbreak of the COVID-19 pandemic has resulted in widespread and continuing negative impacts on the macroeconomic environment and disruption to the Company’s business. Weak economic conditions and increased volatility and disruption in the financial markets pose risks to the Company and its business partners, including advertisers whose expenditures tend to reflect overall economic conditions. The COVID-19 pandemic has caused some of the Company’s advertisers to reduce their spending, and future declines in the economic prospects of advertisers or the economy in general could negatively impact their advertising expenditures further. Depending on the duration and severity of the recession, it could lead to changes in consumer behavior, including increasing numbers of consumers canceling or foregoing subscriptions to multi-channel video programming distributor (“MVPD”) services, that adversely affect the Company’s affiliate fee and advertising revenues. In addition, the Company’s business depends on the volume and popularity of the content it distributes, particularly sports content. Following the COVID-19 outbreak, sports events to which the Company has broadcast rights were cancelled or postponed and the production of certain entertainment content the Company distributes was suspended. In particular, the college football 2020 season was impacted by COVID-19, and as a result had an abridged schedule that included games that were shifted from the first quarter to the second quarter of fiscal 2021, but had fewer live games overall due to cancellations. There may be additional content disruptions in the future, and depending on their duration and severity, these disruptions could materially adversely affect the Company’s future advertising revenues and, over a longer period, its future affiliate fee revenues. To the extent the pandemic further negatively impacts the Company’s ability to air sports events, it could result in a significantly greater adverse effect on the Company’s business, financial condition or results of operations than the Company has experienced thus far. In addition, shifting sports schedules may negatively impact the Company’s ability to attract viewers and advertisers to its sports and entertainment programming.

The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the best estimates of the future impacts of COVID-19 as of December 31, 2020. The accounting matters assessed included, but were not limited to, the Company’s valuation allowances, programming rights and the carrying value of the goodwill and other long-lived assets. While there was not an impact to the Company’s consolidated financial statements as of December 31, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

These interim Unaudited Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 as filed with the Securities and Exchange Commission on August 10, 2020 (the “2020 Form 10-K”).

The Unaudited Consolidated Financial Statements include the accounts of FOX. All significant intercompany transactions and accounts within the Company’s consolidated businesses have been eliminated. Investments in and advances to entities or joint ventures in which the Company has significant influence, but less than a controlling financial

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

interest, are accounted for using the equity method. Significant influence generally exists when the Company owns an interest between 20% and 50%. In accordance with Accounting Standards Codification (“ASC”) 321 “Investments—Equity Securities” (“ASC 321”), equity securities in which the Company has no significant influence (generally less than a 20% ownership interest) with readily determinable fair values are accounted for at fair value based on quoted market prices. Equity securities without readily determinable fair values are accounted for either at fair value or using the measurement alternative method, which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. All gains and losses on investments in equity securities are recognized in the Unaudited Consolidated Statements of Operations.

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

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

balance sheet classification guidance. The adoption of ASU 2019-02 did not have a significant impact on the Company’s Financial Statements (See Note 3—Inventories, net for additional information).

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

The Company’s acquisitions support the Company’s strategy to strengthen its core brands and leverage its sports broadcasting rights and expand their reach beyond their traditional linear businesses. For certain acquisitions in Note 3—Acquisitions, Disposals and Other Transactions in the 2020 Form 10-K under the heading “Acquisitions and Disposals,” the accounting for each business combination, including consideration transferred, is based on provisional amounts and the allocation of the consideration transferred is not final. The amounts allocated to intangibles and goodwill, the estimates of useful lives and the related amortization expense are subject to changes pending the completion of the final valuations of certain assets and liabilities. A change in the allocation of consideration transferred and any estimates of useful lives could result in a change in the value allocated to the intangible assets that could impact future amortization expense.

Fiscal 2020

See Note 3—Acquisitions, Disposals and Other Transactions in the 2020 Form 10-K under the heading “Acquisitions and Disposals.” The accounting for the transactions described under the headings “Tubi Acquisition” and “Television Stations Acquisition and Divestiture,” completed in fiscal 2020 continue to be based on provisional amounts and the allocation of the consideration transferred is not final.

Credible Acquisition

In October 2019, the Company acquired 67% of the equity in Credible Labs Inc. (“Credible”), a U.S. consumer finance marketplace, for approximately $260 million in cash (the “Credible Acquisition”), net of cash acquired. The remaining 33% of Credible not owned by the Company was recorded at fair value on the acquisition date based on the Company’s valuation of Credible’s business using a market approach (a Level 3 measurement as defined in Note 4—Fair Value). The consideration transferred of approximately $260 million has been allocated, based on a final valuation of 100% of Credible, as follows: approximately $75 million to intangible assets with useful lives ranging from five to 10 years; approximately $285 million representing goodwill; approximately $(110) million to redeemable noncontrolling interests and the remainder to other net assets. The estimated goodwill, which is not tax deductible, reflects the increased market penetration and synergies expected from combining the operations of Credible and the Company. The Company finalized its purchase price accounting for the Credible Acquisition without any material adjustments recognized during the second quarter of fiscal 2021.

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

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

amortized based on the ratio of each current period’s attributable revenue for each contract to the estimated total remaining attributable revenue for each contract. Estimates can change and, accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.

The Company’s inventories were comprised of the following:

	As of December 31, 2020	As of June 30, 2020
	(in millions)
Sports programming rights	$869	$674
Entertainment programming rights	383	384
Total inventories, net	1,252	1,058
Less: current portion of inventories, net	(1,020)	(856)
Total non-current inventories, net	$232	$202

The aggregate amortization expense related to the programming rights was approximately $2.8 billion and $2.5 billion for the three months ended December 31, 2020 and 2019, respectively, and approximately $3.5 billion and $3.3 billion for the six months ended December 31, 2020 and 2019, respectively, which is included in Operating expenses in the Statements of Operations.

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

The following tables present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of December 31, 2020
	Total	Level 1		Level 2	Level 3
	(in millions)
Assets
Investments in equity securities	$894	$894	(a)	$-	$-
Liabilities
Other	(4)	-		-	(4)	(b)
Redeemable noncontrolling interests	(202)	-		-	(202)	(b)
Total	$688	$894		$-	$(206)

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Fair value measurements
	As of June 30, 2020
	Total	Level 1		Level 2	Level 3
	(in millions)
Assets
Investments in equity securities	$531	$531	(a)	$-	$-
Liabilities
Other	(6)	-		-	(6)	(b)
Redeemable noncontrolling interests	(305)	-		-	(305)	(b)
Total	$220	$531		$-	$(311)

(a)

The investment categorized as Level 1 represents an investment in equity securities of Flutter Entertainment plc (“Flutter”) with a readily determinable fair value (See Note 3—Acquisitions, Disposals and Other Transactions in the 2020 Form 10-K under the heading “Flutter” for further discussion). In December 2020, the Company made an additional investment of approximately $55 million in Flutter.

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

Redeemable Noncontrolling Interests

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity,” because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded are put rights held by minority shareholders in a majority-owned sports network and in Credible.

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
	(in millions)
Beginning of period	$(310)	$(207)	$(305)	$(189)
Acquisitions(a)	-	(109)	-	(109)
Net income	(4)	(3)	(8)	(12)
Redemption of noncontrolling interests(b)	135	-	135	-
Distributions	5	5	11	13
Accretion and other(c)	(28)	98	(35)	81
End of period	$(202)	$(216)	$(202)	$(216)

(a)	See Note 2—Acquisitions, Disposals and Other Transactions under the heading “Credible Acquisition.”
(b)

As a result of the exercise of a portion of the put rights held by the sports network minority shareholder during the three months ended December 31, 2020, approximately $135 million was reclassified out of Redeemable noncontrolling interests. The Company will pay half of the purchase price in cash at closing and deliver a three-year promissory note for the balance. The Company recorded $67 million in Current liabilities and the remaining balance in Non-current liabilities in the Balance Sheet.

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

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and investments, accounted for using the measurement alternative method in accordance with ASC 321, approximates fair value.

	As of December 31, 2020	As of June 30, 2020
	(in millions)
Borrowings
Fair value	$9,905	$9,746
Carrying value	$7,949	$7,946

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

The Company’s receivables did not represent significant concentrations of credit risk as of December 31, 2020 or June 30, 2020. Generally, the Company does not require collateral to secure receivables. As of December 31, 2020 and June 30, 2020, the Company had no individual customers that accounted for 10% or more of the Company’s receivables.

NOTE 5. BORROWINGS

Senior Notes Issued

Borrowings include senior notes (See Note 9—Borrowings in the 2020 Form 10-K under the heading “Public Debt – Senior Notes Issued”). In addition, the Company is party to a credit agreement providing a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of March 2024 (See Note 9—Borrowings in the 2020 Form 10-K under the heading “Revolving Credit Agreement”). As of December 31, 2020, there were no borrowings outstanding under the revolving credit agreement.

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

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition to the shares purchased under the ASR agreements, the Company repurchased shares of Class A Common Stock and Class B Common Stock in the open market. In total, the Company repurchased approximately 15 million shares of Common Stock for $419 million during the six months ended December 31, 2020.

Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.

As of December 31, 2020, the Company’s remaining stock repurchase authorization was approximately $980 million. Subsequent to December 31, 2020, the Company repurchased a total of approximately 1 million shares of Common Stock for $31 million in the open market.

Dividends

The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
Cash dividend per share	$-	$-	$0.23	$0.23

Subsequent to December 31, 2020, the Company declared a semi-annual dividend of $0.23 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on April 7, 2021 with a record date for determining dividend entitlements of March 10, 2021.

NOTE 7. EQUITY-BASED COMPENSATION

The Company has one equity plan, the Fox Corporation 2019 Shareholder Alignment Plan (the “SAP”) (See Note 12—Equity-Based Compensation in the 2020 Form 10-K).

The following table summarizes the Company’s equity-based compensation:

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
	(in millions)
Equity-based compensation	$44	$42	$75	$74
Intrinsic value of all settled equity-based awards	$10	$3	$91	$6
Tax benefit on settled equity-based awards	$2	$1	$16	$1

The Company’s stock based awards are settled in Class A Common Stock. As of December 31, 2020, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $145 million and is expected to be recognized over a weighted average period between one and two years.

As of December 31, 2020 and 2019, the Company had approximately 7 million stock options outstanding. For the three and six months ended December 31, 2020 and 2019, the computation of diluted earnings per share did not include most of the stock options outstanding during these periods, because their inclusion would have been antidilutive.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Awards Granted and Vested

Restricted Stock Units

During the six months ended December 31, 2020, approximately 2.0 million restricted stock units (“RSUs”) were granted, which generally vest in equal annual installments over a three-year period subject to the participants’ continued employment with the Company, and 3.5 million RSUs vested.

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

During the six months ended December 31, 2020, the Company granted approximately 5.0 million PSOs, which will vest in full at the end of a three-year performance period if the market condition is met and have a term of seven years thereafter.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of December 31, 2020 and June 30, 2020 were approximately $34 billion and $37 billion, respectively. The decrease from June 30, 2020 was primarily due to sports programming rights payments.

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

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

U.K. Newspaper Matters Indemnity

In connection with the separation of 21CF and News Corporation in June 2013 (the “21CF News Corporation Separation”), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the Separation Agreement (as defined in Note 1—Description of Business and Basis of Presentation in the 2020 Form 10-K under the heading “The Distribution”), the Company assumed certain costs and liabilities related to the U.K. Newspaper Matters Indemnity. The liability recorded in the Balance Sheets related to the indemnity was approximately $55 million and $65 million as of December 31, 2020 and June 30, 2020, respectively.

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

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The net periodic benefit cost was $17 million and $13 million for the three months ended December 31, 2020 and 2019, respectively, and $34 million and $27 million for the six months ended December 31, 2020 and 2019, respectively.

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

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the Company’s Revenues and Segment EBITDA for the three and six months ended December 31, 2020 and 2019:

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
	(in millions)
Revenues
Cable Network Programming	$1,488	$1,469	$2,813	$2,754
Television	2,556	2,266	3,906	3,622
Other, Corporate and Eliminations	43	43	85	69
Total revenues	$4,087	$3,778	$6,804	$6,445
Segment EBITDA
Cable Network Programming	$571	$556	$1,352	$1,240
Television	(185)	(214)	272	37
Other, Corporate and Eliminations	(81)	(81)	(153)	(160)
Amortization of cable distribution investments	(6)	(5)	(11)	(14)
Depreciation and amortization	(70)	(57)	(138)	(107)
Impairment and restructuring charges	-	-	(35)	(9)
Interest expense	(99)	(90)	(198)	(180)
Interest income	2	8	3	25
Other, net	172	302	691	287
Income before income tax expense	304	419	1,783	1,119
Income tax expense	(74)	(105)	(436)	(292)
Net income	230	314	1,347	827
Less: Net income attributable to noncontrolling interests	(6)	(14)	(17)	(28)
Net income attributable to Fox Corporation stockholders	$224	$300	$1,330	$799

Revenues by Segment by Component

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
	(in millions)
Cable Network Programming
Affiliate fee	$928	$957	$1,901	$1,896
Advertising	441	337	740	591
Other	119	175	172	267
Total Cable Network Programming revenues	1,488	1,469	2,813	2,754
Television
Advertising	1,841	1,673	2,511	2,460
Affiliate fee	590	479	1,150	934
Other	125	114	245	228
Total Television revenues	2,556	2,266	3,906	3,622
Other, Corporate and Eliminations	43	43	85	69
Total revenues	$4,087	$3,778	$6,804	$6,445

Future Performance Obligations

As of December 31, 2020, approximately $5.4 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to affiliate contracts, sports advertising contracts and content licensing contracts with fixed fees. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
	(in millions)
Depreciation and amortization
Cable Network Programming	$12	$16	$25	$29
Television	26	14	51	29
Other, Corporate and Eliminations	32	27	62	49
Total depreciation and amortization	$70	$57	$138	$107

	As of December 31, 2020	As of June 30, 2020
	(in millions)
Assets
Cable Network Programming	$2,681	$2,591
Television	8,140	7,054
Other, Corporate and Eliminations	10,927	11,487
Investments	1,006	618
Total assets	$22,754	$21,750

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Impairment and Restructuring Charges

Impairment and restructuring charges were $35 million and $9 million for the six months ended December 31, 2020 and 2019, respectively, which were primarily comprised of severance costs principally at the Cable Network Programming segment.

Other, net

The following table sets forth the components of Other, net included in the Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
	(in millions)
Transaction costs(a)	$(18)	$2	$433	$(43)
Net gains on investments in equity securities(b)	220	333	341	382
U.K. Newspaper Matters Indemnity(c)	(15)	(31)	(28)	(44)
Other	(15)	(2)	(55)	(8)
Total other, net	$172	$302	$691	$287

(a)

The transaction costs for the six months ended December 31, 2020 are primarily related to the partial settlement from Disney of $462 million related to the reimbursement of the Company’s prepayment of its share of the Divestiture Tax (See Note 1—Description of Business and Basis of Presentation). The transaction costs for the six months ended December 31, 2019 are primarily related to costs associated with the profits participants litigation (See Note 14—Commitments and Contingencies in the 2020 Form 10-K under the heading “Profits Participants Litigation”) and the Separation and the Distribution (See Note 1—Description of Business and Basis of Presentation in the 2020 Form 10-K under the heading “The Distribution”) and included retention related costs.

(b)

Net gains on investments in equity securities for the three and six months ended December 31, 2020 included the gain related to the change in fair value of the Company’s investment in Flutter (See Note 4—Fair Value) and for the three and six months ended December 31, 2019 included the gains related to the changes in fair value of the Company’s investments in Roku, Inc. and The Stars Group Inc. (See Note 6—Fair Value in the 2020 Form 10-K).

(c)	See Note 8—Commitments and Contingencies under the heading “U.K. Newspaper Matters Indemnity.”

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Non-Current Assets

The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of December 31, 2020	As of June 30, 2020
	(in millions)
Investments(a)	$1,006	$618
Operating lease ROU assets	474	539
Grantor Trust	279	247
Inventories, net	232	202
Other	176	195
Total other non-current assets	$2,167	$1,801

(a)	Included investments accounted for at fair value on a recurring basis of $894 million and $531 million as of December 31, 2020 and June 30, 2020, respectively (See Note 4—Fair Value).

Accounts Payable, Accrued Expenses and Other Current Liabilities

The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of December 31, 2020	As of June 30, 2020
	(in millions)
Accrued expenses	$1,010	$907
Program rights payable	650	485
Deferred revenue	276	152
Operating lease liabilities	92	122
Other current liabilities	185	240
Total accounts payable, accrued expenses and other current liabilities	$2,213	$1,906

Other Liabilities

The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of December 31, 2020	As of June 30, 2020
	(in millions)
Accrued non-current pension/postretirement liabilities	$704	$709
Non-current operating lease liabilities	413	452
Other non-current liabilities	352	321
Total other liabilities	$1,469	$1,482

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Information

	For the six months ended December 31,
	2020	2019
	(in millions)
Supplemental cash flows information
Cash paid for interest	$(206)	$(191)
Cash paid for income taxes	$(92)	$(35)

Supplemental information on acquisitions
Fair value of assets acquired, excluding cash	$-	$404
Cash acquired	-	15
Liabilities assumed	-	(35)
Noncontrolling interests	-	(109)
Cash paid	-	(275)
Fair value of equity instruments consideration	$-	$-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three and six months ended December 31, 2020 and 2019 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2020 and 2019. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2020 and 2019, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of December 31, 2020. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

Other Business Developments

The outbreak of the coronavirus disease 2019 (“COVID-19”) pandemic has resulted in widespread and continuing negative impacts on the macroeconomic environment and disruption to the Company’s business. Weak economic conditions and increased volatility and disruption in the financial markets pose risks to the Company and its business partners, including advertisers whose expenditures tend to reflect overall economic conditions. The COVID-19 pandemic has caused some of the Company’s advertisers to reduce their spending, and future declines in the economic prospects of advertisers or the economy in general could negatively impact their advertising expenditures further. Depending on the duration and severity of the recession, it could lead to changes in consumer behavior, including increasing numbers of consumers canceling or foregoing subscriptions to multi-channel video programming distributor (“MVPD”) services, that adversely affect the Company’s affiliate fee and advertising revenues. In addition, the Company’s business depends on the volume and popularity of the content it distributes, particularly sports content. Following the COVID-19 outbreak, sports events to which the Company has broadcast rights were cancelled or postponed and the production of certain entertainment content the Company distributes was suspended. In particular, the college football 2020 season was impacted by COVID-19, and as a result had an abridged schedule that included games that were shifted from the first quarter to the second quarter of fiscal 2021, but had fewer live games overall due to cancellations. As a result of an under-delivery of college football games, the Company recorded affiliate fee credits for the three months ended December 31, 2020 to reflect the Company’s current estimate of the potential obligation to MVPDs under these agreements. The actual credit amount will be determined at a later date based on the affiliate fees paid by MVPDs and the number of games delivered in upcoming seasons. There may be additional content disruptions in the future, and depending on their duration and severity, these disruptions could materially adversely affect the Company’s future advertising revenues and, over a longer period, its future affiliate fee revenues. To the extent the pandemic further negatively impacts the Company’s ability to air sports events, it could result in a significantly greater adverse effect on the Company’s business, financial condition or results of operations than the Company has experienced thus far. In addition, shifting sports schedules may negatively impact the Company’s ability to attract viewers and advertisers to its sports and entertainment programming.

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

RESULTS OF OPERATIONS

Results of Operations—For the three and six months ended December 31, 2020 versus the three and six months ended December 31, 2019

The following table sets forth the Company’s operating results for the three and six months ended December 31, 2020, as compared to the three and six months ended December 31, 2019:

	For the three months ended December 31,				For the six months ended December 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Affiliate fee	$1,518	$1,436	$82	6%	$3,051	$2,830	$221	8%
Advertising	2,282	2,010	272	14%	3,251	3,051	200	7%
Other	287	332	(45)	(14)%	502	564	(62)	(11)%
Total revenues	4,087	3,778	309	8%	6,804	6,445	359	6%
Operating expenses	(3,346)	(3,091)	(255)	(8)%	(4,514)	(4,559)	45	1%
Selling, general and administrative	(442)	(431)	(11)	(3)%	(830)	(783)	(47)	(6)%
Depreciation and amortization	(70)	(57)	(13)	(23)%	(138)	(107)	(31)	(29)%
Impairment and restructuring charges	-	-	-	-%	(35)	(9)	(26)	**
Interest expense	(99)	(90)	(9)	(10)%	(198)	(180)	(18)	(10)%
Interest income	2	8	(6)	(75)%	3	25	(22)	(88)%
Other, net	172	302	(130)	(43)%	691	287	404	**
Income before income tax expense	304	419	(115)	(27)%	1,783	1,119	664	59%
Income tax expense	(74)	(105)	31	30%	(436)	(292)	(144)	(49)%
Net income	230	314	(84)	(27)%	1,347	827	520	63%
Less: Net income attributable to noncontrolling interests	(6)	(14)	8	57%	(17)	(28)	11	39%
Net income attributable to Fox Corporation stockholders	$224	$300	$(76)	(25)%	$1,330	$799	$531	66%

**	not meaningful

Overview—The Company’s revenues increased 8% and 6% for the three and six months ended December 31, 2020, respectively, as compared to the corresponding periods of fiscal 2020, due to higher affiliate fee and advertising revenues, partially offset by lower other revenues. The increase in affiliate fee revenue was primarily attributable to higher average rates per subscriber, led by contractual rate increases from affiliate agreement renewals and on existing affiliate agreements, partially offset by estimated affiliate fee credits as a result of the under-delivery of live college football games discussed above. The increase in advertising revenue was primarily due to higher political advertising revenue, an increase of approximately $230 million and $310 million for the three and six months ended December 31, 2020, respectively, as compared to the corresponding periods of fiscal 2020, related to the 2020 presidential and congressional elections, including two senate runoff elections in Georgia, and the impact of the consolidation of Tubi partially offset by lower ratings at the FOX Network due in part to COVID-19-impacted schedules. The decrease in other revenues was primarily due to lower sports sublicensing revenue related to college sports as a result of COVID-19 and lower content licensing revenue at the FOX Network partially offset by higher content revenue at Bento Box Entertainment, LLC (“Bento Box”) and the impact of the consolidation of Credible in fiscal 2020.

Operating expenses increased 8% and remained relatively flat for the three and six months ended December 31, 2020, respectively, as compared to the corresponding periods of fiscal 2020, primarily due to higher sports programming rights amortization and production costs, including contractual rate increases for National Football League (“NFL”), Major League Baseball (“MLB”) and college football content, net of lower costs due to the under-delivery of live college football games, and the impact of the consolidation of Tubi in fiscal 2020 partially offset by lower entertainment programming rights amortization and advertising and marketing costs due to fewer hours of original scripted programming as a result of COVID-19.

Selling, general and administrative expenses increased 3% and 6% for the three and six months ended December 31, 2020, respectively, as compared to the corresponding periods of fiscal 2020, primarily due to the impact of acquisitions that occurred in fiscal 2020 (the “Fiscal 2020 Acquisitions”) (See Note 3—Acquisitions, Disposals and Other Transactions in the 2020 Form 10-K under the heading “Acquisitions and Disposals” for additional information) and higher legal and marketing expenses at FOX News Media partially offset by lower professional fees.

Depreciation and amortization—Depreciation and amortization expense increased 23% and 29% for the three and six months ended December 31, 2020, as compared to the corresponding periods of fiscal 2020, primarily due to the Fiscal 2020 Acquisitions.

Impairment and restructuring charges—Impairment and restructuring charges increased $26 million for the six months ended December 31, 2020, as compared to the corresponding period of fiscal 2020, primarily due to higher severance costs principally at the Cable Network Programming segment (See Note 11—Additional Financial Information to the accompanying Financial Statements).

Interest expense—Interest expense increased 10% for the three and six months ended December 31, 2020, as compared to the corresponding periods of fiscal 2020, primarily due to the issuance of $1.2 billion of senior notes in April 2020 (See Note 9—Borrowings in the 2020 Form 10-K under the heading “Public Debt – Senior Notes Issued” for additional information).

Interest income—Interest income decreased for the three and six months ended December 31, 2020, as compared to the corresponding periods of fiscal 2020, primarily due to lower interest rates.

Other, net—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net.”

Income tax expense—The Company’s tax provision and related effective tax rate of 24% for the three and six months ended December 31, 2020 was higher than the statutory rate of 21% primarily due to state taxes which, for the six months ended December 31, 2020, was partially offset by a benefit from the reduction of uncertain tax positions for state tax audits.

The Company’s tax provision and related effective tax rate of 25% and 26% for the three and six months ended December 31, 2019, respectively, were higher than the statutory rate of 21% primarily due to state taxes and other permanent items.

Net income—Net income decreased $84 million for the three months ended December 31, 2020, as compared to the corresponding period of fiscal 2020, primarily due to lower unrealized gains related to changes in fair value of the Company’s investments in equity securities in fiscal 2021 partially offset by higher Segment EBITDA (as defined below) at the Television and Cable Network Programming segments. Net income increased $520 million for the six months ended December 31, 2020, as compared to the corresponding period of fiscal 2020, primarily due to the receipt of the $462 million reimbursement from Disney related to the Divestiture Tax (See Note 1—Description of Business and Basis of Presentation to the accompanying Financial Statements for additional information) and higher Segment EBITDA at the Television and Cable Network Programming segments partially offset by higher Income tax expense.

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

The following tables set forth the Company’s Revenues and Segment EBITDA for the three and six months ended December 31, 2020, as compared to the three and six months ended December 31, 2019:

	For the three months ended December 31,				For the six months ended December 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Cable Network Programming	$1,488	$1,469	$19	1%	$2,813	$2,754	$59	2%
Television	2,556	2,266	290	13%	3,906	3,622	284	8%
Other, Corporate and Eliminations	43	43	-	-%	85	69	16	23%
Total revenues	$4,087	$3,778	$309	8%	$6,804	$6,445	$359	6%

	For the three months ended December 31,				For the six months ended December 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Segment EBITDA
Cable Network Programming	$571	$556	$15	3%	$1,352	$1,240	$112	9%
Television	(185)	(214)	29	14%	272	37	235	**
Other, Corporate and Eliminations	(81)	(81)	-	-%	(153)	(160)	7	4%
Adjusted EBITDA(a)	$305	$261	$44	17%	$1,471	$1,117	$354	32%

**	not meaningful
(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Cable Network Programming (41% and 43% of the Company’s revenues for the first six months of fiscal 2021 and 2020, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Affiliate fee	$928	$957	$(29)	(3)%	$1,901	$1,896	$5	-%
Advertising	441	337	104	31%	740	591	149	25%
Other	119	175	(56)	(32)%	172	267	(95)	(36)%
Total revenues	1,488	1,469	19	1%	2,813	2,754	59	2%
Operating expenses	(786)	(792)	6	1%	(1,220)	(1,312)	92	7%
Selling, general and administrative	(137)	(126)	(11)	(9)%	(252)	(216)	(36)	(17)%
Amortization of cable distribution investments	6	5	1	20%	11	14	(3)	(21)%
Segment EBITDA	$571	$556	$15	3%	$1,352	$1,240	$112	9%

Revenues at the Cable Network Programming segment increased 1% and 2% for the three and six months ended December 31, 2020, respectively, as compared to the corresponding periods of fiscal 2020, primarily due to higher advertising revenues, partially offset by lower other revenues. Affiliate fee revenue remained relatively consistent as higher average rates per subscriber, led by affiliate agreement renewals and contractual rate increases on existing affiliate agreements, were offset by estimated affiliate fee credits as a result of the under-delivery of live college football games discussed above and a lower average number of subscribers. The decrease in the average number of subscribers was due to a reduction in subscribers to traditional MVPDs, partially offset by an increase in digital MVPD subscribers. The increase in advertising revenue was primarily due to the 2020 presidential election coverage at FOX News Media which drove higher linear advertising revenue, including higher pricing and ratings, and digital advertising revenue. The decrease in other revenues was primarily attributable to lower sports sublicensing revenue and lower sponsorship revenue related to college sports principally as a result of COVID-19.

Cable Network Programming Segment EBITDA increased 3% and 9% for the three and six months ended December 31, 2020, respectively, as compared to the corresponding periods of fiscal 2020, primarily due to the revenue increases noted above and, for the six months ended December 31, 2020, lower expenses. Operating expenses decreased for the three months ended December 31, 2020 as higher sports programming rights amortization and production costs driven by the shift of college football games into the second quarter and contractual rate increases for college football and MLB content were more than offset by lower costs driven by the under-delivery of live games. Operating expenses decreased for the six months ended December 31, 2020 primarily due to lower sports programming rights amortization and production costs driven by the under-delivery of live college football games, partially offset by the shift of National Association of Stock Car Auto Racing (“NASCAR”) Cup Series races and MLB regular season games into fiscal 2021 and contractual rate increases for college football and MLB content. Selling, general and administrative expenses increased principally due to higher legal and marketing expenses at FOX News Media.

Television (57% and 56% of the Company’s revenues for the first six months of fiscal 2021 and 2020, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Advertising	$1,841	$1,673	$168	10%	$2,511	$2,460	$51	2%
Affiliate fee	590	479	111	23%	1,150	934	216	23%
Other	125	114	11	10%	245	228	17	7%
Total revenues	2,556	2,266	290	13%	3,906	3,622	284	8%
Operating expenses	(2,540)	(2,284)	(256)	(11)%	(3,254)	(3,227)	(27)	(1)%
Selling, general and administrative	(201)	(196)	(5)	(3)%	(380)	(358)	(22)	(6)%
Segment EBITDA	$(185)	$(214)	$29	14%	$272	$37	$235	**

**	not meaningful

Revenues at the Television segment increased 13% and 8% for the three and six months ended December 31, 2020, respectively, as compared to the corresponding periods of fiscal 2020. The increase in advertising revenue was primarily due to higher political advertising revenue at the FOX Television Stations, an increase of approximately $180 million and $245 million for the three and six months ended December 31, 2020, respectively, as compared to the corresponding periods of fiscal 2020, related to the 2020 presidential and congressional elections, including two senate runoff elections in Georgia, and the impact of the consolidation of Tubi, which experienced record viewership and record advertising revenue, partially offset by lower ratings at the FOX Network due in part to COVID-19-impacted schedules. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber, partially offset by a lower average number of subscribers at the Company’s owned and operated television stations. The increase in other revenues was primarily due to higher content revenue at Bento Box partially offset by lower content licensing revenue at the FOX Network.

Television Segment EBITDA increased $29 million and $235 million for the three and six months ended December 31, 2020, respectively, as compared to the corresponding periods of fiscal 2020, primarily due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased primarily due to higher sports programming rights amortization and production costs, including contractual rate increases for NFL, MLB and college football content, and the impact of the consolidation of Tubi partially offset by lower entertainment programming rights amortization and advertising and marketing costs due to fewer hours of original scripted programming as a result of COVID-19.

Other, Corporate and Eliminations (2% and 1% of the Company’s revenues for the first six months of fiscal 2021 and 2020, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues	$43	$43	$-	-%	$85	$69	$16	23%
Operating expenses	(20)	(15)	(5)	(33)%	(40)	(20)	(20)	(100)%
Selling, general and administrative	(104)	(109)	5	5%	(198)	(209)	11	5%
Segment EBITDA	$(81)	$(81)	$-	-%	$(153)	$(160)	$7	4%

Revenues at the Other, Corporate and Eliminations segment remained consistent and increased 23% for the three and six months ended December 31, 2020, respectively, as compared to the corresponding periods of fiscal 2020. Revenues increased for the six months ended December 31, 2020 primarily due to the impact of the consolidation of Credible in the second quarter of fiscal 2020, partially offset by lower revenues from operating the FOX Studio Lot for third parties due to COVID-19. Operating expenses increased for the six months ended December 31, 2020 principally due to the impact of the consolidation of Credible. Selling, general and administrative expenses decreased for the six months ended December 31, 2020 primarily due to lower professional fees and employee costs, partially offset by the impact of the consolidation of Credible.

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

The following table reconciles Net income to Adjusted EBITDA for the three and six months ended December 31, 2020, as compared to the three and six months ended December 31, 2019:

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
	(in millions)
Net income	$230	$314	$1,347	$827
Add
Amortization of cable distribution investments	6	5	11	14
Depreciation and amortization	70	57	138	107
Impairment and restructuring charges	-	-	35	9
Interest expense	99	90	198	180
Interest income	(2)	(8)	(3)	(25)
Other, net	(172)	(302)	(691)	(287)
Income tax expense	74	105	436	292
Adjusted EBITDA	$305	$261	$1,471	$1,117

The following table sets forth the computation of Adjusted EBITDA for the three and six months ended December 31, 2020, as compared to the three and six months ended December 31, 2019:

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
	(in millions)
Revenues	$4,087	$3,778	$6,804	$6,445
Operating expenses	(3,346)	(3,091)	(4,514)	(4,559)
Selling, general and administrative	(442)	(431)	(830)	(783)
Amortization of cable distribution investments	6	5	11	14
Adjusted EBITDA	$305	$261	$1,471	$1,117

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds which are highly dependent upon the continuation of affiliate agreements and the state of the advertising markets, the latter of which continues to be negatively impacted by the weak economic environment as a result of COVID-19. Depending on the duration and severity of the recession, it could lead to changes in consumer behavior, including increasing numbers of consumers canceling or foregoing subscriptions to MVPD services, that adversely affect the Company’s affiliate fee and advertising revenues. In addition, the Company’s business depends on the volume and popularity of the content it distributes, particularly sports content. Following the COVID-19 outbreak, sports events to which the Company has broadcast rights were cancelled or postponed and the production of certain entertainment content the Company distributes was suspended. There may be additional content disruptions in the future and, depending on their duration and severity, these disruptions could materially adversely affect the Company’s future advertising revenues and, over a longer period, its future affiliate fee revenues. The magnitude of the impact of the COVID-19 pandemic on the Company is highly uncertain and subject to change and will depend on evolving factors beyond the Company’s control. These include the duration and extent of the pandemic, including increases or spikes in the number of cases, mutations or related strains of the virus and the success of vaccination efforts; the duration and extent of the recession, the pace of economic recovery and the economic and operating conditions facing the Company and others in the pandemic’s aftermath; the effect of governmental actions; and potential changes in consumer behavior. The Company has approximately $4.5 billion of cash and cash equivalents as of December 31, 2020 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 5—Borrowings to the accompanying Financial Statements). The Company also has access to the worldwide capital markets, subject to market conditions which could be impacted by COVID-19. As of December 31, 2020, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any noncompliance with such covenants.

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

Sources and Uses of Cash

Net cash provided by (used in) operating activities for the six months ended December 31, 2020 and 2019 was as follows (in millions):

For the six months ended December 31,	2020	2019
Net cash provided by (used in) operating activities	$237	$(256)

The change in net cash provided by (used in) operating activities during the six months ended December 31, 2020, as compared to the corresponding period of fiscal 2020, was primarily due to higher Segment EBITDA and lower cash payments for entertainment programming and sports programming rights at the Television segment partially offset by higher tax payments.

Net cash used in investing activities for the six months ended December 31, 2020 and 2019 was as follows (in millions):

For the six months ended December 31,	2020	2019
Net cash used in investing activities	$(329)	$(349)

The decrease in net cash used in investing activities during the six months ended December 31, 2020, as compared to the corresponding period of fiscal 2020, was primarily due to payments related to investments made in connection with establishing the Company’s standalone broadcast technical facilities and additional funding in the Company’s investments in Flutter Entertainment plc during the six months ended December 31, 2020 as compared to the acquisition of Credible in October 2019 (See Note 2—Acquisitions, Disposals and Other Transactions to the accompanying Financial Statements under the heading “Credible Acquisition”).

Net cash used in financing activities for the six months ended December 31, 2020 and 2019 was as follows (in millions):

For the six months ended December 31,	2020	2019
Net cash used in financing activities	$(51)	$(638)

The decrease in net cash used in financing activities during the six months ended December 31, 2020, as compared to the corresponding period of fiscal 2020, was primarily due to activity under the stock repurchase program and dividends paid to the Company’s stockholders partially offset by the receipt of the $462 million reimbursement from Disney related to the Divesture Tax during the six months ended December 31, 2020 as compared to activity under the stock repurchase program and dividends paid to the Company’s stockholders during the six months ended December 31, 2019.

Stock Repurchase Program

See Note 6—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program.”

Dividends

Subsequent to December 31, 2020, the Company declared a semi-annual dividend of $0.23 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on April 7, 2021 with a record date for determining dividend entitlements of March 10, 2021.

Debt Instruments

Borrowings include senior notes (See Note 9—Borrowings in the 2020 Form 10-K under the heading “Public Debt – Senior Notes Issued”).

Ratings of the senior notes

The following table summarizes the Company’s credit ratings as of December 31, 2020:

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

(b)	Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2021, the Company implemented a new affiliate fee revenue system for its sports and entertainment businesses to replace a system that was subject to a Twenty-First Century Fox, Inc. transition services agreement. As a result, the Company has implemented updates and changes to its current processes and related control activities.

Other than as stated in the previous paragraph, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Due to the COVID-19 pandemic, most of the Company’s employees continue to work remotely, and the Company has strived to minimize the impact of this on the design and effectiveness of the Company’s internal control over financial reporting. The Company is continually monitoring and assessing its internal control over financial reporting and has not experienced any material impact to its internal control over financial reporting due to the COVID-19 pandemic.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 8—Commitments and Contingencies to the accompanying Unaudited Consolidated Financial Statements of FOX under the heading “Contingencies” for a discussion of the Company’s legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 as filed with the Securities and Exchange Commission on August 10, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of the Company’s repurchases of its Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), during the three months ended December 31, 2020:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
October 1, 2020 – October 31, 2020
Class A common stock	911,204	$27.26
Class B common stock	409,639	27.20
November 1, 2020 – November 30, 2020
Class A common stock	1,139,597	26.90
Class B common stock	654,705	28.26
December 1, 2020 – December 31, 2020
Class A common stock	1,538,663	28.96
Class B common stock	672,570	28.57
Total
Class A common stock	3,589,464	27.87
Class B common stock	1,736,914	28.13
	5,326,378		$980

(a)	The Company has not made any purchases of Common Stock other than in connection with the publicly announced stock repurchase program described below.
(b)	These amounts exclude any fees, commissions or other costs associated with the share repurchases.
(c)

On November 6, 2019, the Company announced that its Board of Directors had authorized a stock repurchase program providing for the repurchase of $2 billion of the Company’s Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time.

In total, the Company repurchased approximately 15 million shares of Common Stock for $419 million during the six months ended December 31, 2020.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2020 and 2019; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2020 and 2019; (iii) Consolidated Balance Sheets as of December 31, 2020 (unaudited) and June 30, 2020 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2020 and 2019; (v) Unaudited Consolidated Statements of Equity for the three and six months ended December 31, 2020 and 2019; and (vi) Notes to the Unaudited Consolidated Financial Statements.*

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

Date: February 9, 2021