Form 10-Q
period 2021-03-31
Fox Corp
filed 2021-05-06
CIK 1754301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2021

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-38776

FOX CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1825597
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 852-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	FOXA	The Nasdaq Global Select Market
Class B Common Stock, par value $0.01 per share	FOX	The Nasdaq Global Select Market

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

As of May 3, 2021, 326,938,206 shares of Class A Common Stock, par value $0.01 per share, and 253,269,403 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

FOX CORPORATION

FORM 10-Q

FOX CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
Revenues	$3,215	$3,440	$10,019	$9,885
Operating expenses	(1,885)	(2,061)	(6,399)	(6,620)
Selling, general and administrative	(437)	(464)	(1,267)	(1,247)
Depreciation and amortization	(78)	(57)	(216)	(164)
Impairment and restructuring charges	-	-	(35)	(9)
Interest expense	(98)	(89)	(296)	(269)
Interest income	-	8	3	33
Other, net	61	(632)	752	(345)
Income before income tax expense	778	145	2,561	1,264
Income tax expense	(196)	(55)	(632)	(347)
Net income	582	90	1,929	917
Less: Net income attributable to noncontrolling interests	(15)	(12)	(32)	(40)
Net income attributable to Fox Corporation stockholders	$567	$78	$1,897	$877

EARNINGS PER SHARE DATA

Weighted average shares
Basic	589	608	595	615
Diluted	593	612	598	619

Net income attributable to Fox Corporation stockholders per share
Basic	$0.96	$0.13	$3.19	$1.43
Diluted	$0.96	$0.13	$3.17	$1.42

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
Net income	$582	$90	$1,929	$917
Other comprehensive income, net of tax
Benefit plan adjustments	9	5	25	17
Other comprehensive income, net of tax	9	5	25	17
Comprehensive income	591	95	1,954	934
Less: Net income attributable to noncontrolling interests(a)	(15)	(12)	(32)	(40)
Comprehensive income attributable to Fox Corporation stockholders	$576	$83	$1,922	$894

(a)

Net income attributable to noncontrolling interests includes $5 million and $4 million for the three months ended March 31, 2021 and 2020, respectively, and $13 million and $16 million for the nine months ended March 31, 2021 and 2020, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of March 31, 2021	As of June 30, 2020
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$5,765	$4,645
Receivables, net	2,153	1,888
Inventories, net	685	856
Other	91	97
Total current assets	8,694	7,486
Non-current assets
Property, plant and equipment, net	1,626	1,498
Intangible assets, net	3,156	3,198
Goodwill	3,403	3,409
Deferred tax assets	3,853	4,358
Other non-current assets	2,175	1,801
Total assets	$22,907	$21,750
LIABILITIES AND EQUITY
Current liabilities
Borrowings	$749	$-
Accounts payable, accrued expenses and other current liabilities	2,236	1,906
Total current liabilities	2,985	1,906
Non-current liabilities
Borrowings	7,201	7,946
Other liabilities	1,412	1,482
Redeemable noncontrolling interests	225	305
Commitments and contingencies
Equity
Class A common stock(a)	3	3
Class B common stock(b)	3	3
Additional paid-in capital	9,555	9,831
Retained earnings	1,912	674
Accumulated other comprehensive loss	(392)	(417)
Total Fox Corporation stockholders' equity	11,081	10,094
Noncontrolling interests	3	17
Total equity	11,084	10,111
Total liabilities and equity	$22,907	$21,750

(a)

Class A common stock, $0.01 par value per share, 2,000,000,000 shares authorized, 328,797,729 shares and 343,608,673 shares issued and outstanding at par as of March 31, 2021 and June 30, 2020, respectively.

(b)

Class B common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 254,094,035 shares and 261,078,355 shares issued and outstanding at par as of March 31, 2021 and June 30, 2020, respectively.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the nine months ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$1,929	$917
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	216	164
Amortization of cable distribution investments	17	19
Impairment and restructuring charges	35	9
Equity-based compensation	112	101
Other, net	(752)	345
Deferred income taxes	528	255
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(382)	(395)
Inventories net of program rights payable	257	167
Accounts payable and accrued expenses	88	(178)
Other changes, net	(182)	(59)
Net cash provided by operating activities	1,866	1,345
INVESTING ACTIVITIES
Property, plant and equipment	(333)	(192)
Acquisitions, net of cash acquired	-	(611)
Proceeds from dispositions, net	93	45
Sale of investments	-	349
Purchase of investments	(86)	-
Other investing activities, net	(3)	12
Net cash used in investing activities	(329)	(397)
FINANCING ACTIVITIES
Repurchase of shares	(713)	(600)
Non-operating cash flows from (to) The Walt Disney Company	113	(70)
Settlement of Divestiture Tax prepayment	462	-
Dividends paid and distributions	(182)	(321)
Purchase of subsidiary noncontrolling interest	(67)	-
Other financing activities, net	(30)	5
Net cash used in financing activities	(417)	(986)
Net increase (decrease) in cash and cash equivalents	1,120	(38)
Cash and cash equivalents, beginning of year	4,645	3,234
Cash and cash equivalents, end of period	$5,765	$3,196

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

(IN MILLIONS)

	Class A		Class B		Additional		Accumulated Other	Total Fox Corporation
	Common Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interests(a)	Equity
Balance, December 31, 2020	335	$3	257	$3	$9,655	$1,657	$(401)	$10,917	$4	$10,921
Net income	-	-	-	-	-	567	-	567	10	577
Other comprehensive income	-	-	-	-	-	-	9	9	-	9
Dividends	-	-	-	-	-	(134)	-	(134)	-	(134)
Shares repurchased	(6)	-	(3)	-	(146)	(160)	-	(306)	-	(306)
Other	-	-	-	-	46	(18)	-	28	(11)	17
Balance, March 31, 2021	329	$3	254	$3	$9,555	$1,912	$(392)	$11,081	$3	$11,084
Balance, December 31, 2019	347	$3	264	$3	$9,849	$775	$(296)	$10,334	$19	$10,353
Net income	-	-	-	-	-	78	-	78	8	86
Other comprehensive income	-	-	-	-	-	-	5	5	-	5
Dividends	-	-	-	-	-	(139)	-	(139)	-	(139)
Shares repurchased	(4)	-	(3)	-	(79)	(94)	-	(173)	-	(173)
Other	-	-	-	-	40	(31)	-	9	(8)	1
Balance, March 31, 2020	343	$3	261	$3	$9,810	$589	$(291)	$10,114	$19	$10,133
Balance, June 30, 2020	344	$3	261	$3	$9,831	$674	$(417)	$10,094	$17	$10,111
Net income	-	-	-	-	-	1,897	-	1,897	19	1,916
Other comprehensive income	-	-	-	-	-	-	25	25	-	25
Dividends	-	-	-	-	-	(272)	-	(272)	-	(272)
Shares repurchased	(17)	-	(7)	-	(393)	(332)	-	(725)	-	(725)
Other	2	-	-	-	117	(55)	-	62	(33)	29
Balance, March 31, 2021	329	$3	254	$3	$9,555	$1,912	$(392)	$11,081	$3	$11,084
Balance, June 30, 2019	354	$4	266	$3	$9,891	$357	$(308)	$9,947	$11	$9,958
Net income	-	-	-	-	-	877	-	877	24	901
Other comprehensive income	-	-	-	-	-	-	17	17	-	17
Dividends	-	-	-	-	-	(282)	-	(282)	-	(282)
Shares repurchased	(12)	(1)	(5)	-	(273)	(326)	-	(600)	-	(600)
Other	1	-	-	-	192	(37)	-	155	(16)	139
Balance, March 31, 2020	343	$3	261	$3	$9,810	$589	$(291)	$10,114	$19	$10,133

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 4—Fair Value under the heading “Redeemable Noncontrolling Interests”).

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

The outbreak of the COVID-19 pandemic has resulted in widespread and continuing negative impacts on the macroeconomic environment and disruption to the Company’s business. Weak economic conditions and increased volatility and disruption in the financial markets pose risks to the Company and its business partners, including advertisers whose expenditures tend to reflect overall economic conditions. The COVID-19 pandemic has caused some of the Company’s advertisers to reduce their spending, and future declines in the economic prospects of advertisers or the economy in general could negatively impact their advertising expenditures further. Depending on the duration and severity of the weak economic environment, it could lead to changes in consumer behavior, including increasing numbers of consumers canceling or foregoing subscriptions to multi-channel video programming distributor (“MVPD”) services, that adversely affect the Company’s affiliate fee and advertising revenues. In addition, the Company’s business depends on the volume and popularity of the content it distributes, particularly sports content. Following the COVID-19 outbreak, sports events to which the Company has broadcast rights were cancelled or postponed and the production of certain entertainment content the Company distributes was suspended. In particular, the college football 2020 season was impacted by COVID-19, and as a result had an abridged schedule that included games that were shifted from the first quarter to the second quarter of fiscal 2021, but had fewer live games overall due to cancellations. Although most sports events and productions have resumed, there may be additional content disruptions in the future, and depending on their duration and severity, these disruptions could materially adversely affect the Company’s future advertising revenues and, over a longer period, its future affiliate fee revenues. To the extent the pandemic further negatively impacts the Company’s ability to air sports events, it could result in a significantly greater adverse effect on the Company’s business, financial condition or results of operations than the Company has experienced thus far. In addition, shifting sports schedules may negatively impact the Company’s ability to attract viewers and advertisers to its sports and entertainment programming.

The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the best estimates of the future impacts of COVID-19 as of March 31, 2021. The accounting matters assessed included, but were not limited to, the Company’s valuation allowances, programming rights and the carrying value of the goodwill and other long-lived assets. While there was not an impact to the Company’s consolidated financial statements as of March 31, 2021, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

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

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the merger agreement relating to the merger of Twenty-First Century Fox, Inc. (“21CF”) and The Walt Disney Company (“Disney”), the Company made a prepayment of approximately $700 million which represented the Company’s share of the estimated tax liabilities resulting from the anticipated divestitures by Disney of certain assets (the “Divestiture Tax”), principally the FOX Sports Regional Sports Networks (“RSNs”). During the first quarter of fiscal 2021, the Company and Disney reached an agreement to settle the majority of the prepaid Divestiture Tax and the Company received $462 million from Disney as reimbursement of the Company’s prepayment based upon the sales price of the RSNs. This reimbursement was recorded in Other, net in the Statement of Operations (See Note 11—Additional Financial Information under the heading “Other, net”). The balance of the prepaid Divestiture Tax is subject to adjustment in the future, but any such adjustment is not expected to have a material impact on the results of the Company.

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

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

The Company’s acquisitions support the Company’s strategy to strengthen its core brands and leverage its sports broadcasting rights and expand their reach beyond their traditional linear businesses. For the acquisition of Tubi, Inc. (“Tubi”), which was completed in the fourth quarter of fiscal 2020 (See Note 3—Acquisitions, Disposals and Other Transactions in the 2020 Form 10-K under the heading “Tubi Acquisition”), the accounting for the business combination, including consideration transferred, continues to be based on provisional amounts and the allocation of the consideration transferred is not final. The amounts allocated to intangibles and goodwill, the estimates of useful lives and the related amortization expense are subject to changes pending the completion of the final valuations of certain assets and liabilities. A change in the allocation of consideration transferred and any estimates of useful lives could result in a change in the value allocated to the intangible assets that could impact future amortization expense.

Fiscal 2021

Acquisitions

Outkick Media Acquisition

In May 2021, the Company entered into a binding term sheet to acquire Outkick Media, LLC, a digital media company focused on the intersection of sports, news and entertainment.

Disposals

Sports Marketing Businesses Divestiture

In March 2021, the Company sold its sports marketing businesses for cash consideration subject to post-closing adjustments and recorded a gain in Other, net in the Statement of Operations.

Fiscal 2020

Acquisitions and Disposals

Television Stations Acquisition and Divestiture

In March 2020, the Company acquired three television stations (FOX-affiliate KCPQ and MyNetworkTV-affiliate KZJO located in Seattle, Washington and FOX-affiliate WITI located in Milwaukee, Wisconsin) for approximately $350 million in cash from Nexstar Media Group, Inc. (“Nexstar”). As part of this transaction, the Company sold Nexstar two television stations (FOX-affiliate WJZY and MyNetworkTV-affiliate WMYT located in Charlotte, North Carolina) for approximately $45 million in cash. The consideration transferred of approximately $350 million for the stations the Company acquired has been allocated, based on a final valuation, as follows: approximately $210 million to intangible assets, of which approximately $110 million has been allocated to Federal Communications Commission licenses with indefinite lives and approximately $100 million to amortizable intangible assets, primarily retransmission agreements with useful lives of eight years; approximately $30 million to property, plant and equipment; and the balance to goodwill. The estimated goodwill, which is tax deductible, reflects the increased synergies and market penetration expected from combining the operations of the three television stations with those of the Company. The Company finalized its purchase price accounting for the acquisition during the third quarter of fiscal 2021 without any material adjustments.

Credible Acquisition

In October 2019, the Company acquired 67% of the equity in Credible Labs Inc. (“Credible”), a U.S. consumer finance marketplace, for approximately $260 million in cash (the “Credible Acquisition”), net of cash acquired. The remaining 33% of Credible not owned by the Company was recorded at fair value on the acquisition date based on the Company’s valuation of Credible’s business using a market approach (a Level 3 measurement as defined in Note 4—Fair Value). The consideration transferred of approximately $260 million has been allocated, based on a final valuation of 100% of Credible, as follows: approximately $75 million to intangible assets with useful lives ranging from five to 10 years; approximately $285 million representing goodwill; approximately $(110) million to redeemable noncontrolling interests and the remainder to other net assets. The estimated goodwill, which is not tax deductible, reflects the increased market penetration and synergies expected from combining the operations of Credible and the Company. The Company finalized

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

its purchase price accounting for the Credible Acquisition during the second quarter of fiscal 2021 without any material adjustments.

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

The Company’s inventories were comprised of the following:

	As of March 31, 2021	As of June 30, 2020
	(in millions)
Sports programming rights	$505	$674
Entertainment programming rights	363	384
Total inventories, net	868	1,058
Less: current portion of inventories, net	(685)	(856)
Total non-current inventories, net	$183	$202

The aggregate amortization expense related to the programming rights was approximately $1.3 billion and $1.5 billion for the three months ended March 31, 2021 and 2020, respectively, and approximately $4.8 billion for the nine months ended March 31, 2021 and 2020, which is included in Operating expenses in the Statements of Operations.

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

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of March 31, 2021
	Total	Level 1		Level 2	Level 3
	(in millions)
Assets
Investments in equity securities	$926	$926	(a)	$-	$-
Liabilities
Other	(4)	-		-	(4	) (b)
Redeemable noncontrolling interests	(225)	-		-	(225	) (b)
Total	$697	$926		$-	$(229)

	Fair value measurements
	As of June 30, 2020
	Total	Level 1		Level 2	Level 3
	(in millions)
Assets
Investments in equity securities	$531	$531	(a)	$-	$-
Liabilities
Other	(6)	-		-	(6)	(b)
Redeemable noncontrolling interests	(305)	-		-	(305)	(b)
Total	$220	$531		$-	$(311)

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

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
	(in millions)
Beginning of period	$(202)	$(216)	$(305)	$(189)
Acquisitions(a)	-	-	-	(109)
Net income	(5)	(4)	(13)	(16)
Redemption of noncontrolling interests(b)	-	-	135	-
Distributions	1	6	12	19
Accretion and other(c)	(19)	(44)	(54)	37
End of period	$(225)	$(258)	$(225)	$(258)

(a)	See Note 2—Acquisitions, Disposals and Other Transactions under the heading “Credible Acquisition.”
(b)

As a result of the exercise of a portion of the put rights held by the sports network minority shareholder during the nine months ended March 31, 2021, approximately $135 million was reclassified out of Redeemable noncontrolling interests into equity. At closing, the Company paid half of the purchase price in cash and delivered a three-year promissory note for the remaining balance, which was recorded in Non-current liabilities on the Balance Sheet.

(c)

As a result of the expiration of a portion of the put rights held by the sports network minority shareholder during the nine months ended March 31, 2020, approximately $120 million was reclassified into equity.

The final put right held by the sports network minority shareholder will become exercisable in the first quarter of fiscal 2022. The put right held by the Credible minority shareholder will become exercisable in fiscal 2025.

Financial Instruments

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and investments, accounted for using the measurement alternative method in accordance with ASC 321, approximates fair value.

	As of March 31, 2021	As of June 30, 2020
	(in millions)
Borrowings
Fair value	$9,235	$9,746
Carrying value	$7,950	$7,946

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

Generally, the Company does not require collateral to secure receivables. As of March 31, 2021, the Company had one customer that accounted for approximately 10% of the Company’s receivables. As of June 30, 2020, the Company had no individual customers that accounted for 10% or more of the Company’s receivables.

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. BORROWINGS

Senior Notes Issued

Borrowings include senior notes (See Note 9—Borrowings in the 2020 Form 10-K under the heading “Public Debt – Senior Notes Issued”). Senior notes of $750 million at 3.666% are due in January 2022. In addition, the Company is party to a credit agreement providing a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of March 2024 (See Note 9—Borrowings in the 2020 Form 10-K under the heading “Revolving Credit Agreement”). As of March 31, 2021, there were no borrowings outstanding under the revolving credit agreement.

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

In addition to the shares purchased under the ASR agreements, the Company repurchased shares of Class A Common Stock and Class B Common Stock in the open market. In total, the Company repurchased approximately 24 million shares of Common Stock for $725 million during the nine months ended March 31, 2021.

Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.

As of March 31, 2021, the Company’s remaining stock repurchase authorization was approximately $675 million. Subsequent to March 31, 2021, the Company repurchased a total of approximately 2.7 million shares of Common Stock for $100 million in the open market.

Dividends

The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
Cash dividend per share	$0.23	$0.23	$0.46	$0.46

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company declared a semi-annual dividend of $0.23 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended March 31, 2021, which was paid in April 2021 to stockholders of record on March 10, 2021.

NOTE 7. EQUITY-BASED COMPENSATION

The Company has one equity plan, the Fox Corporation 2019 Shareholder Alignment Plan (the “SAP”) (See Note 12—Equity-Based Compensation in the 2020 Form 10-K).

The following table summarizes the Company’s equity-based compensation:

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
	(in millions)
Equity-based compensation	$37	$41	$112	$115
Intrinsic value of all settled equity-based awards	$4	$2	$95	$8
Tax benefit on settled equity-based awards	$1	$1	$17	$2

The Company’s stock based awards are settled in Class A Common Stock. As of March 31, 2021, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $105 million and is expected to be recognized over a weighted average period between one and two years.

As of March 31, 2021 and 2020, the Company had approximately 6.4 million and 7.0 million stock options outstanding, respectively. For the nine months ended March 31, 2021 and 2020, the computation of diluted earnings per share did not include most of the stock options outstanding during these periods, because their inclusion would have been antidilutive.

Awards Vested and Granted

Restricted Stock Units

During the nine months ended March 31, 2021, approximately 3.5 million restricted stock units (“RSUs”) vested and approximately 2.0 million RSUs were granted, which generally vest in equal annual installments over a three-year period subject to the participants’ continued employment with the Company.

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

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended March 31, 2021, the Company granted approximately 5.0 million PSOs, which will vest in full at the end of a three-year performance period as the market condition has been met and have a term of seven years thereafter.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of March 31, 2021 and June 30, 2020 were approximately $48 billion and $37 billion, respectively. The increase from June 30, 2020 was primarily due to a new media rights agreement with the National Football League (“NFL”) for broadcast rights partially offset by sports programming rights payments and the early exit of the NFL’s Thursday Night Football package.

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

U.K. Newspaper Matters Indemnity

In connection with the separation of 21CF and News Corporation in June 2013 (the “21CF News Corporation Separation”), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the Separation Agreement (as defined in Note 1—Description of Business and Basis of Presentation in the 2020 Form 10-K under the heading “The Distribution”), the Company assumed certain costs and liabilities related to the U.K. Newspaper Matters Indemnity. The liability recorded in the Balance Sheets related to the indemnity was approximately $50 million and $65 million as of March 31, 2021 and June 30, 2020, respectively.

Defamation and Disparagement Claims

From time to time, the Company and its news businesses, including FOX News Media and the FOX Television Stations, and their employees are subject to lawsuits alleging defamation or disparagement. These include lawsuits filed by Smartmatic USA Corp. and certain of its affiliates (collectively, “Smartmatic”) in February 2021 and Dominion Voting Systems, Inc. and certain of its affiliates (collectively, “Dominion”) in March 2021. The Company believes these lawsuits, including the Smartmatic and Dominion matters, are without merit and intends to defend against them vigorously. To date, none of the amounts the Company has paid in settlements of defamation or disparagement claims or reserved for pending or future claims is material, individually or in the aggregate, to the Company. The amount of additional liability, if any, that may result from these or related matters cannot be estimated at this time. However, the Company does not currently anticipate that the ultimate resolution of any such pending matters will have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. Pension plans and postretirement benefit plans are closed to new participants with the exception of a small group covered by collective bargaining agreements. The net periodic benefit cost was $17 million and $14 million for the three months ended March 31, 2021 and 2020, respectively, and $51 million and $41 million for the nine months ended March 31, 2021 and 2020, respectively.

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

•

Television, which principally consists of the acquisition, marketing and distribution of broadcast network programming nationally under the FOX brand and the operation of 29 full power broadcast television stations, including 11 duopolies, in the U.S. Of these stations, 18 are affiliated with the FOX Network, 10 are affiliated with MyNetworkTV and one is an independent station. The Television segment also includes Tubi, a free advertising-supported video-on-demand (“AVOD”) service.

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

The following tables set forth the Company’s Revenues and Segment EBITDA for the three and nine months ended March 31, 2021 and 2020:

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
	(in millions)
Revenues
Cable Network Programming	$1,471	$1,467	$4,284	$4,221
Television	1,695	1,926	5,601	5,548
Other, Corporate and Eliminations	49	47	134	116
Total revenues	$3,215	$3,440	$10,019	$9,885
Segment EBITDA
Cable Network Programming	$850	$792	$2,202	$2,032
Television	135	224	407	261
Other, Corporate and Eliminations	(86)	(96)	(239)	(256)
Amortization of cable distribution investments	(6)	(5)	(17)	(19)
Depreciation and amortization	(78)	(57)	(216)	(164)
Impairment and restructuring charges	-	-	(35)	(9)
Interest expense	(98)	(89)	(296)	(269)
Interest income	-	8	3	33
Other, net	61	(632)	752	(345)
Income before income tax expense	778	145	2,561	1,264
Income tax expense	(196)	(55)	(632)	(347)
Net income	582	90	1,929	917
Less: Net income attributable to noncontrolling interests	(15)	(12)	(32)	(40)
Net income attributable to Fox Corporation stockholders	$567	$78	$1,897	$877

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Revenues by Segment by Component

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
	(in millions)
Cable Network Programming
Affiliate fee	$1,068	$1,006	$2,969	$2,902
Advertising	283	304	1,023	895
Other	120	157	292	424
Total Cable Network Programming revenues	1,471	1,467	4,284	4,221
Television
Advertising	915	1,266	3,426	3,726
Affiliate fee	651	553	1,801	1,487
Other	129	107	374	335
Total Television revenues	1,695	1,926	5,601	5,548
Other, Corporate and Eliminations	49	47	134	116
Total revenues	$3,215	$3,440	$10,019	$9,885

Future Performance Obligations

As of March 31, 2021, approximately $4.9 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to affiliate contracts, sports advertising contracts and content licensing contracts with fixed fees. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
	(in millions)
Depreciation and amortization
Cable Network Programming	$16	$15	$41	$44
Television	26	17	77	46
Other, Corporate and Eliminations	36	25	98	74
Total depreciation and amortization	$78	$57	$216	$164

	As of March 31, 2021	As of June 30, 2020
	(in millions)
Assets
Cable Network Programming	$2,584	$2,591
Television	7,247	7,054
Other, Corporate and Eliminations	12,039	11,487
Investments	1,037	618
Total assets	$22,907	$21,750

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Impairment and Restructuring Charges

Impairment and restructuring charges were $35 million and $9 million for the nine months ended March 31, 2021 and 2020, respectively, which were primarily comprised of severance costs principally at the Cable Network Programming segment.

Other, net

The following table sets forth the components of Other, net included in the Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
	(in millions)
Transaction costs(a)	$(2)	$(29)	$431	$(72)
Net gains (losses) on investments in equity securities(b)	43	(567)	384	(185)
U.K. Newspaper Matters Indemnity(c)	(15)	(18)	(43)	(62)
Other	35	(18)	(20)	(26)
Total other, net	$61	$(632)	$752	$(345)

(a)

The transaction costs for the nine months ended March 31, 2021 are primarily related to the partial settlement from Disney of $462 million related to the reimbursement of the Company’s prepayment of its share of the Divestiture Tax (See Note 1—Description of Business and Basis of Presentation). The transaction costs for the nine months ended March 31, 2020 are primarily related to costs associated with the profits participants litigation (See Note 14—Commitments and Contingencies in the 2020 Form 10-K under the heading “Profits Participants Litigation”) and the Separation and the Distribution (See Note 1—Description of Business and Basis of Presentation in the 2020 Form 10-K under the heading “The Distribution”) and included retention related costs.

(b)

Net gains (losses) on investments in equity securities for the three and nine months ended March 31, 2021 included the gains related to the changes in fair value of the Company’s investment in Flutter (See Note 4—Fair Value) and for the three and nine months ended March 31, 2020 included the losses related to the changes in fair value of the Company’s investment in Roku, Inc. which was sold in March 2020 (See Note 3—Acquisitions, Disposals and Other Transactions in the 2020 Form 10-K under the heading “Roku”).

(c)	See Note 8—Commitments and Contingencies under the heading “U.K. Newspaper Matters Indemnity.”

Other Non-Current Assets

The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of March 31, 2021	As of June 30, 2020
	(in millions)
Investments(a)	$1,037	$618
Operating lease ROU assets	474	539
Grantor Trust	291	247
Inventories, net	183	202
Other	190	195
Total other non-current assets	$2,175	$1,801

(a)	Included investments accounted for at fair value on a recurring basis of $926 million and $531 million as of March 31, 2021 and June 30, 2020, respectively (See Note 4—Fair Value).

FOX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Payable, Accrued Expenses and Other Current Liabilities

The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of March 31, 2021	As of June 30, 2020
	(in millions)
Accrued expenses	$1,070	$907
Program rights payable	625	485
Deferred revenue	214	152
Operating lease liabilities	90	122
Other current liabilities	237	240
Total accounts payable, accrued expenses and other current liabilities	$2,236	$1,906

Other Liabilities

The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of March 31, 2021	As of June 30, 2020
	(in millions)
Accrued non-current pension/postretirement liabilities	$678	$709
Non-current operating lease liabilities	413	452
Other non-current liabilities	321	321
Total other liabilities	$1,412	$1,482

Supplemental Information

	For the nine months ended March 31,
	2021	2020
	(in millions)
Supplemental cash flows information
Cash paid for interest	$(370)	$(355)
Cash paid for income taxes	$(132)	$(75)

Supplemental information on acquisitions
Fair value of assets acquired, excluding cash	$-	$773
Cash acquired	-	15
Liabilities assumed	-	(53)
Noncontrolling interests	-	(109)
Cash paid	-	(626)
Fair value of equity instruments consideration	$-	$-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three and nine months ended March 31, 2021 and 2020 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2021 and 2020. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2021 and 2020, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of March 31, 2021. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

Other Business Developments

The outbreak of the coronavirus disease 2019 (“COVID-19”) pandemic has resulted in widespread and continuing negative impacts on the macroeconomic environment and disruption to the Company’s business. Weak economic conditions and increased volatility and disruption in the financial markets pose risks to the Company and its business partners, including advertisers whose expenditures tend to reflect overall economic conditions. The COVID-19 pandemic has caused some of the Company’s advertisers to reduce their spending, and future declines in the economic prospects of advertisers or the economy in general could negatively impact their advertising expenditures further. Depending on the duration and severity of the weak economic environment, it could lead to changes in consumer behavior, including increasing numbers of consumers canceling or foregoing subscriptions to multi-channel video programming distributor (“MVPD”) services, that adversely affect the Company’s affiliate fee and advertising revenues. In addition, the Company’s business depends on the volume and popularity of the content it distributes, particularly sports content. Following the COVID-19 outbreak, sports events to which the Company has broadcast rights were cancelled or postponed and the production of certain entertainment content the Company distributes was suspended. In particular, the college football 2020 season was impacted by COVID-19, and as a result had an abridged schedule that included games that were shifted from the first quarter to the second quarter of fiscal 2021, but had fewer live games overall due to cancellations. As a result of an under-delivery of college football games, the Company recorded affiliate fee credits for the second quarter of fiscal 2021 to reflect the Company’s estimate of the potential obligation to MVPDs under these agreements. The actual credit amount will be determined at a later date based on the affiliate fees paid by MVPDs and the number of games delivered in upcoming seasons. Although most sports events and productions have resumed, there may be additional content disruptions in the future, and depending on their duration and severity, these disruptions could materially adversely affect the Company’s future advertising revenues and, over a longer period, its future affiliate fee revenues. To the extent the pandemic further negatively impacts the Company’s ability to air sports events, it could result in a significantly greater adverse effect on the Company’s business, financial condition or results of operations than the Company has experienced thus far. In addition, shifting sports schedules may negatively impact the Company’s ability to attract viewers and advertisers to its sports and entertainment programming.

Pursuant to the merger agreement relating to the merger of Twenty-First Century Fox, Inc. (“21CF”) and The Walt Disney Company (“Disney”), the Company made a prepayment of approximately $700 million which represented the Company’s share of the estimated tax liabilities resulting from the anticipated divestitures by Disney of certain assets (the “Divestiture Tax”), principally the FOX Sports Regional Sports Networks (“RSNs”). During the first quarter of fiscal 2021, the Company and Disney reached an agreement to settle the majority of the prepaid Divestiture Tax and the Company received $462 million from Disney as reimbursement of the Company’s prepayment based upon the sales price of the RSNs. This reimbursement was recorded in Other, net in the Statement of Operations. See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net.”

In 2019, the United States Court of Appeals for the Third Circuit decided Prometheus Radio Project v. FCC, which reinstated the Federal Communications Commission’s (“FCC”) newspaper/broadcast cross-ownership rule prohibiting common ownership of broadcast stations and daily newspapers in the same designated market area. The Company owns two television stations in the New York area and an attributable interest in The New York Post due to the Murdoch Family Trust’s ownership interests in both the Company and News Corporation. In April 2021, the Supreme Court reversed the Third Circuit in a unanimous decision. As a result, common ownership of broadcast stations and daily newspapers is no longer prohibited. For more information, see Part I. Item 1. “Business - Government Regulation” in the 2020 Form 10-K.

RESULTS OF OPERATIONS

Results of Operations—For the three and nine months ended March 31, 2021 versus the three and nine months ended March 31, 2020

The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2021, as compared to the three and nine months ended March 31, 2020:

	For the three months ended March 31,				For the nine months ended March 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Affiliate fee	$1,719	$1,559	$160	10%	$4,770	$4,389	$381	9%
Advertising	1,198	1,570	(372)	(24)%	4,449	4,621	(172)	(4)%
Other	298	311	(13)	(4)%	800	875	(75)	(9)%
Total revenues	3,215	3,440	(225)	(7)%	10,019	9,885	134	1%
Operating expenses	(1,885)	(2,061)	176	9%	(6,399)	(6,620)	221	3%
Selling, general and administrative	(437)	(464)	27	6%	(1,267)	(1,247)	(20)	(2)%
Depreciation and amortization	(78)	(57)	(21)	(37)%	(216)	(164)	(52)	(32)%
Impairment and restructuring charges	-	-	-	-%	(35)	(9)	(26)	**
Interest expense	(98)	(89)	(9)	(10)%	(296)	(269)	(27)	(10)%
Interest income	-	8	(8)	(100)%	3	33	(30)	(91)%
Other, net	61	(632)	693	**	752	(345)	1,097	**
Income before income tax expense	778	145	633	**	2,561	1,264	1,297	**
Income tax expense	(196)	(55)	(141)	**	(632)	(347)	(285)	(82)%
Net income	582	90	492	**	1,929	917	1,012	**
Less: Net income attributable to noncontrolling interests	(15)	(12)	(3)	(25)%	(32)	(40)	8	20%
Net income attributable to Fox Corporation stockholders	$567	$78	$489	**	$1,897	$877	$1,020	**

**	not meaningful

Overview

For the three months ended March 31, 2021 and 2020

The Company’s revenues decreased 7% for the three months ended March 31, 2021 as compared to the corresponding period of fiscal 2020 as higher affiliate fee revenue was more than offset by lower advertising and other revenues. The increase in affiliate fee revenue was primarily attributable to higher average rates due to rate increases from affiliate agreement renewals and contractual rate increases on existing affiliate agreements partially offset by the impact of a lower average number of subscribers. The decrease in advertising revenue was primarily due to the comparative effect of the broadcast of the National Football League’s (“NFL”) Super Bowl LIV in February 2020 (the “Super Bowl”) and lower ratings at the FOX Network due in part to COVID-19-impacted schedules in the current year partially offset by the impact of the consolidation of Tubi, which experienced record viewership and record advertising revenue, the rotating broadcast of one additional NFL Divisional playoff game and added broadcasts of NFL regular season games. The decrease in other revenues was primarily due to lower sports sublicensing revenue related to college sports as a result of COVID-19 partially offset by higher content revenue at FOX Entertainment and Bento Box Entertainment, LLC (“Bento Box”).

Operating expenses decreased 9% for the three months ended March 31, 2021 as compared to the corresponding period of fiscal 2020 primarily due to lower sports programming rights amortization and production costs, including the absence of the broadcast of the Super Bowl in the current year and lower entertainment programming rights amortization due to fewer hours of original scripted programming as a result of COVID-19 partially offset by the impact of the consolidation of Tubi. Partially offsetting lower sports programming rights amortization and production costs were the rotating broadcast of one additional NFL Divisional playoff game, fewer National Association of Stock Car Auto Racing (“NASCAR”) races in the prior year period due to COVID-19 and added broadcasts of NFL regular season games.

Selling, general and administrative expenses decreased 6% for the three months ended March 31, 2021 as compared to the corresponding period of fiscal 2020 primarily due to lower marketing costs associated with the absence of the Super Bowl in the current year.

For the nine months ended March 31, 2021 and 2020

The Company’s revenues remained relatively flat for the nine months ended March 31, 2021 as compared to the corresponding period of fiscal 2020 as higher affiliate fee revenue was offset by lower advertising and other revenues. The increase in affiliate fee revenue was primarily attributable to higher average rates due to rate increases from affiliate agreement renewals and contractual rate increases on existing affiliate agreements, partially offset by the impact of a lower average number of subscribers and the estimated affiliate fee credits provided as a result of the under-delivery of live college football games discussed above. The decrease in advertising revenue was primarily due to the comparative effect of the broadcast of the Super Bowl and lower ratings at the FOX Network due in part to COVID-19-impacted schedules in the current year partially offset by higher political advertising revenue related to the 2020 presidential and congressional elections, the impact of the consolidation of Tubi and the rotating broadcast of one additional NFL Divisional playoff game. The decrease in other revenues was primarily due to lower sports sublicensing revenue related to college sports as a result of COVID-19 and lower content licensing revenue at the FOX Network partially offset by higher content revenue at FOX Entertainment and Bento Box and the impact of the consolidation of Credible in fiscal 2020.

Operating expenses decreased 3% for the nine months ended March 31, 2021 as compared to the corresponding period of fiscal 2020 primarily due to lower sports programming rights amortization and production costs, including the absence of the broadcast of the Super Bowl in the current year and the under-delivery of live college football games, and lower entertainment programming rights amortization due to fewer hours of original scripted programming as a result of COVID-19 partially offset by the impact of the consolidation of Tubi. Partially offsetting lower sports programming rights amortization and production costs were contractual rate increases for NFL, Major League Baseball (“MLB”) and college football content, the rotating broadcast of one additional NFL Divisional playoff game and higher volume of NASCAR races due to fewer races in the prior year period due to COVID-19.

Selling, general and administrative expenses increased 2% for the nine months ended March 31, 2021 as compared to the corresponding period of fiscal 2020 primarily due to the impact of acquisitions that occurred in fiscal 2020 (the “Fiscal 2020 Acquisitions”) (See Note 2—Acquisitions, Disposals and Other Transactions to the accompanying Financial Statements) and higher legal and marketing expenses partially offset by lower professional fees, lower bad debt expense and lower marketing costs associated with the absence of the Super Bowl in the current year.

Depreciation and amortization—Depreciation and amortization expense increased 37% and 32% for the three and nine months ended March 31, 2021, respectively, as compared to the corresponding periods of fiscal 2020, primarily due to assets placed into service as the Company transitions from service agreements entered into in connection with the Separation (as defined in Note 1—Description of Business and Basis of Presentation in the 2020 Form 10-K under the heading “The Distribution”) and the Fiscal 2020 Acquisitions.

Impairment and restructuring charges—Impairment and restructuring charges increased $26 million for the nine months ended March 31, 2021, as compared to the corresponding period of fiscal 2020, primarily due to higher severance costs principally at the Cable Network Programming segment (See Note 11—Additional Financial Information to the accompanying Financial Statements).

Interest expense—Interest expense increased 10% for the three and nine months ended March 31, 2021 as compared to the corresponding periods of fiscal 2020, primarily due to the issuance of $1.2 billion of senior notes in April 2020 (See Note 9—Borrowings in the 2020 Form 10-K under the heading “Public Debt – Senior Notes Issued” for additional information).

Interest income—Interest income decreased for the three and nine months ended March 31, 2021, as compared to the corresponding periods of fiscal 2020, primarily due to lower interest rates.

Other, net—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net.”

Income tax expense—The Company’s tax provision and related effective tax rate of 25% for the three and nine months ended March 31, 2021 was higher than the statutory rate of 21% primarily due to state taxes and, for the nine months ended March 31, 2021, was partially offset by a benefit from the reduction of uncertain tax positions for state tax audits.

The Company’s tax provision and related effective tax rate of 38% and 27% for the three and nine months ended March 31, 2020, respectively, were higher than the statutory rate of 21% primarily due to state taxes, a valuation allowance recorded against net capital losses and other permanent items.

Net income—Net income increased $492 million and $1.0 billion for the three and nine months ended March 31, 2021, respectively, as compared to the corresponding periods of fiscal 2020, primarily due to unrealized gains related to changes in fair value of the Company’s investments in equity securities as compared to losses related to the Company’s investment in Roku, Inc. (“Roku”) which was sold in March 2020 partially offset by higher income tax expense. Contributing to the increase in Net income for the nine months ended March 31, 2021, as compared to the corresponding period of fiscal 2020, was the receipt of the $462 million reimbursement from Disney related to the Divestiture Tax (See Note 1—Description of Business and Basis of Presentation to the accompanying Financial Statements for additional information) and higher Segment EBITDA (as defined below) at the Cable Network Programming and Television segments.

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

The following tables set forth the Company’s Revenues and Segment EBITDA for the three and nine months ended March 31, 2021, as compared to the three and nine months ended March 31, 2020:

	For the three months ended March 31,				For the nine months ended March 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Cable Network Programming	$1,471	$1,467	$4	-%	$4,284	$4,221	$63	1%
Television	1,695	1,926	(231)	(12)%	5,601	5,548	53	1%
Other, Corporate and Eliminations	49	47	2	4%	134	116	18	16%
Total revenues	$3,215	$3,440	$(225)	(7)%	$10,019	$9,885	$134	1%

	For the three months ended March 31,				For the nine months ended March 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Segment EBITDA
Cable Network Programming	$850	$792	$58	7%	$2,202	$2,032	$170	8%
Television	135	224	(89)	(40)%	407	261	146	56%
Other, Corporate and Eliminations	(86)	(96)	10	10%	(239)	(256)	17	7%
Adjusted EBITDA(a)	$899	$920	$(21)	(2)%	$2,370	$2,037	$333	16%

(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Cable Network Programming (43% of the Company’s revenues for the first nine months of fiscal 2021 and 2020)

	For the three months ended March 31,				For the nine months ended March 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Affiliate fee	$1,068	$1,006	$62	6%	$2,969	$2,902	$67	2%
Advertising	283	304	(21)	(7)%	1,023	895	128	14%
Other	120	157	(37)	(24)%	292	424	(132)	(31)%
Total revenues	1,471	1,467	4	-%	4,284	4,221	63	1%
Operating expenses	(505)	(554)	49	9%	(1,725)	(1,866)	141	8%
Selling, general and administrative	(122)	(126)	4	3%	(374)	(342)	(32)	(9)%
Amortization of cable distribution investments	6	5	1	20%	17	19	(2)	(11)%
Segment EBITDA	$850	$792	$58	7%	$2,202	$2,032	$170	8%

For the three months ended March 31, 2021 and 2020

Revenues at the Cable Network Programming segment remained relatively flat for the three months ended March 31, 2021 as compared to the corresponding period of fiscal 2020 as the increase in affiliate fee revenue was offset by lower advertising and other revenues. The increase in affiliate fee revenue was primarily due to contractual rate increases on existing affiliate agreements and affiliate agreement renewals, partially offset by a lower average number of subscribers. The decrease in the average number of subscribers was due to a reduction in traditional MVPD subscribers, partially offset by an increase in digital MVPD subscribers. The decrease in advertising revenue was principally due to a slower news cycle, which drove lower linear advertising revenue, including lower ratings, partially offset by higher pricing at FOX News Media. The decrease in other revenues was primarily attributable to lower sports sublicensing revenues due in part to COVID-19 and the absence of revenues generated from Premier Boxing Champions (“PBC”) pay-per-view events.

Cable Network Programming Segment EBITDA increased 7% for the three months ended March 31, 2021 as compared to the corresponding period of fiscal 2020 primarily due to lower expenses. Operating expenses decreased primarily due to lower sports programming rights amortization and production costs driven by the comparative effect of on-site production costs associated with the Super Bowl and lower sublicensed sports rights, partially offset by the higher volume of NASCAR races due to fewer races in the prior year period due to COVID-19.

For the nine months ended March 31, 2021 and 2020

Revenues at the Cable Network Programming segment remained relatively flat for the nine months ended March 31, 2021 as compared to the corresponding period of fiscal 2020 as the increases in affiliate fee and advertising revenues were offset by lower other revenues. The increase in affiliate fee revenue was primarily due to rate increases from affiliate agreement renewals and contractual rate increases on existing affiliate agreements, partially offset by a lower average number of subscribers and estimated affiliate fee credits provided as a result of the under-delivery of live college football games discussed above. The decrease in the average number of subscribers was due to a reduction in traditional MVPD subscribers, partially offset by an increase in digital MVPD subscribers. The increase in advertising revenue was primarily due to the 2020 presidential election coverage at FOX News Media, which drove higher linear advertising revenue, including higher pricing, and higher digital advertising revenue. The decrease in other revenues was primarily attributable to lower sports sublicensing revenues due in part to COVID-19 and lower revenues generated from PBC pay-per-view events.

Cable Network Programming Segment EBITDA increased 8% for the nine months ended March 31, 2021 as compared to the corresponding period of fiscal 2020 primarily due to the affiliate fee and advertising revenue increases noted above and lower expenses. Operating expenses decreased primarily due to lower sports programming rights amortization and production costs driven by the under-delivery of live games in the first half of fiscal 2021, partially offset by contractual rate increases for college football and MLB content and the shift of NASCAR races and MLB regular season games into fiscal 2021 as a result of COVID-19. Selling, general and administrative expenses increased principally due to higher legal and marketing expenses.

Television (56% of the Company’s revenues for the first nine months of fiscal 2021 and 2020)

	For the three months ended March 31,				For the nine months ended March 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Advertising	$915	$1,266	$(351)	(28)%	$3,426	$3,726	$(300)	(8)%
Affiliate fee	651	553	98	18%	1,801	1,487	314	21%
Other	129	107	22	21%	374	335	39	12%
Total revenues	1,695	1,926	(231)	(12)%	5,601	5,548	53	1%
Operating expenses	(1,359)	(1,486)	127	9%	(4,613)	(4,713)	100	2%
Selling, general and administrative	(201)	(216)	15	7%	(581)	(574)	(7)	(1)%
Segment EBITDA	$135	$224	$(89)	(40)%	$407	$261	$146	56%

For the three months ended March 31, 2021 and 2020

Revenues at the Television segment decreased 12% for the three months ended March 31, 2021 as compared to the corresponding period of fiscal 2020 as higher affiliate fee and other revenues were more than offset by lower advertising revenue. The decrease in advertising revenue was primarily due to the comparative effect of the broadcast of the Super Bowl and lower ratings at the FOX Network due in part to COVID-19-impacted schedules partially offset by the impact of the consolidation of Tubi, the rotating broadcast of one additional NFL Divisional playoff game and added broadcasts of NFL regular season games. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates partially offset by a lower average number of subscribers at the Company’s owned and operated television stations. The increase in other revenues was primarily due to higher content revenue at FOX Entertainment and Bento Box.

Television Segment EBITDA decreased 40% for the three months ended March 31, 2021 as compared to the corresponding period of fiscal 2020 primarily due to the revenue decreases noted above partially offset by lower expenses. Operating expenses decreased primarily due to lower sports programming rights amortization and production costs, including the absence of the broadcast of the Super Bowl in the current year, and lower entertainment programming rights amortization due to fewer hours of original scripted programming as a result of COVID-19 partially offset by the impact of the consolidation of Tubi. Partially offsetting the decrease in sports programming rights amortization and production costs were the rotating broadcast of one additional NFL Divisional playoff game, higher volume of NASCAR races due to fewer races in the prior year period due to COVID-19 and added broadcasts of NFL regular season games. Selling, general and administrative expenses decreased primarily due to lower marketing costs associated with the absence of the Super Bowl in the current year.

For the nine months ended March 31, 2021 and 2020

Revenues at the Television segment remained relatively flat for the nine months ended March 31, 2021 as compared to the corresponding period of fiscal 2020 as higher affiliate fee and other revenues were offset by lower advertising revenue. The decrease in advertising revenue was primarily due to the comparative effect of the broadcast of the Super Bowl and lower ratings at the FOX Network due in part to COVID-19-impacted schedules partially offset by the impact of the consolidation of Tubi, higher political advertising revenue at the FOX Television Stations related to the 2020 presidential and congressional elections and the rotating broadcast of one additional NFL Divisional playoff game. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates partially offset by a lower average number of subscribers at the Company’s owned and operated television stations. The increase in other revenues was primarily due to higher content revenue at FOX Entertainment and Bento Box partially offset by lower content licensing revenue at the FOX Network.

Television Segment EBITDA increased 56% for the nine months ended March 31, 2021 as compared to the corresponding period of fiscal 2020 due to higher revenues and lower expenses. Operating expenses decreased primarily due to lower sports programming rights amortization and production costs, including the absence of the broadcast of the Super Bowl in the current year, and lower entertainment programming rights amortization due to fewer hours of original scripted programming as a result of COVID-19 partially offset by the impact of the consolidation of Tubi. Partially offsetting the decrease in sports programming rights amortization and production costs were contractual rate increases for NFL, MLB and college football content, the rotating broadcast of one additional NFL Divisional playoff game and higher volume of NASCAR races due to fewer races in the prior year period due to COVID-19. Selling, general and administrative expenses remained relatively flat primarily due to the Fiscal 2020 Acquisitions offset by lower bad debt expense and lower marketing costs associated with the absence of the Super Bowl in the current year.

Other, Corporate and Eliminations (1% of the Company’s revenues for the first nine months of fiscal 2021 and 2020)

	For the three months ended March 31,				For the nine months ended March 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues	$49	$47	$2	4%	$134	$116	$18	16%
Operating expenses	(21)	(21)	-	-%	(61)	(41)	(20)	(49)%
Selling, general and administrative	(114)	(122)	8	7%	(312)	(331)	19	6%
Segment EBITDA	$(86)	$(96)	$10	10%	$(239)	$(256)	$17	7%

For the three months ended March 31, 2021 and 2020

Revenues at the Other, Corporate and Eliminations segment increased 4% for the three months ended March 31, 2021 as compared to the corresponding period of fiscal 2020 primarily due to growth at Credible.

Other, Corporate and Eliminations Segment EBITDA increased 10% for the three months ended March 31, 2021 as compared to the corresponding period of fiscal 2020 primarily due to the revenue increases noted above and lower expenses. Selling, general and administrative expenses decreased primarily due to lower professional fees and employee costs.

For the nine months ended March 31, 2021 and 2020

Revenues at the Other, Corporate and Eliminations segment increased 16% for the nine months ended March 31, 2021 as compared to the corresponding period of fiscal 2020 primarily due to the impact of the consolidation of Credible in the second quarter of fiscal 2020 and growth at Credible partially offset by lower revenues from operating the FOX Studio Lot due to COVID-19.

Other, Corporate and Eliminations Segment EBITDA increased 7% for the nine months ended March 31, 2021 as compared to the corresponding period of fiscal 2020 primarily due to the revenue increases noted above partially offset by higher expenses. Operating expenses increased principally due to the impact of the consolidation of Credible. Selling, general and administrative expenses decreased primarily due to lower professional fees and employee costs.

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

The following table reconciles Net income to Adjusted EBITDA for the three and nine months ended March 31, 2021, as compared to the three and nine months ended March 31, 2020:

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
	(in millions)
Net income	$582	$90	$1,929	$917
Add
Amortization of cable distribution investments	6	5	17	19
Depreciation and amortization	78	57	216	164
Impairment and restructuring charges	-	-	35	9
Interest expense	98	89	296	269
Interest income	-	(8)	(3)	(33)
Other, net	(61)	632	(752)	345
Income tax expense	196	55	632	347
Adjusted EBITDA	$899	$920	$2,370	$2,037

The following table sets forth the computation of Adjusted EBITDA for the three and nine months ended March 31, 2021, as compared to the three and nine months ended March 31, 2020:

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
	(in millions)
Revenues	$3,215	$3,440	$10,019	$9,885
Operating expenses	(1,885)	(2,061)	(6,399)	(6,620)
Selling, general and administrative	(437)	(464)	(1,267)	(1,247)
Amortization of cable distribution investments	6	5	17	19
Adjusted EBITDA	$899	$920	$2,370	$2,037

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds which are highly dependent upon the continuation of affiliate agreements and the state of the advertising markets, the latter of which continues to be negatively impacted by the weak economic environment as a result of COVID-19. Depending on the duration and severity of the weak economic environment, it could lead to changes in consumer behavior, including increasing numbers of consumers canceling or foregoing subscriptions to MVPD services, that adversely affect the Company’s affiliate fee and advertising revenues. In addition, the Company’s business depends on the volume and popularity of the content it distributes, particularly sports content. Following the COVID-19 outbreak, sports events to which the Company has broadcast rights were cancelled or postponed and the production of certain entertainment content the Company distributes was suspended. Although most sports events and productions have resumed, there may be additional content disruptions in the future and, depending on their duration and severity, these disruptions could materially adversely affect the Company’s future advertising revenues and, over a longer period, its future affiliate fee revenues. The magnitude of the impact of the COVID-19 pandemic on the Company remains uncertain and subject to change and will depend on evolving factors beyond the Company’s control. These include the duration and extent of the pandemic, including increases or spikes in the number of cases, mutations or related strains of the virus and the success of vaccination efforts; the pace of economic recovery and the economic and operating conditions facing the Company and others in the pandemic’s aftermath; the effect of governmental actions; and potential changes in consumer behavior. The Company has approximately $5.8 billion of cash and cash equivalents as of March 31, 2021 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 5—Borrowings to the accompanying Financial Statements). The Company also has access to the worldwide capital markets, subject to market conditions which could be impacted by COVID-19. As of March 31, 2021, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any noncompliance with such covenants.

The principal uses of cash that affect the Company’s liquidity position include the following: the acquisition of rights and related payments for entertainment and sports programming; operational expenditures including production costs; marketing and promotional expenses; expenses related to broadcasting the Company’s programming along with the continued investment in the Company’s broadcast technical facilities following the Distribution (as defined in Note 1—Description of Business and Basis of Presentation in the 2020 Form 10-K under the heading “The Distribution”); employee and facility costs; capital expenditures; acquisitions; interest and dividend payments; debt repayments; and stock repurchases.

In addition to the acquisitions, sales and possible acquisitions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Sources and Uses of Cash

Net cash provided by operating activities for the nine months ended March 31, 2021 and 2020 was as follows (in millions):

For the nine months ended March 31,	2021	2020
Net cash provided by operating activities	$1,866	$1,345

The increase in net cash provided by operating activities during the nine months ended March 31, 2021, as compared to the corresponding period of fiscal 2020, was comprised of higher Segment EBITDA and higher programming amortization over cash payments at the Television segment partially offset by higher tax payments.

Net cash used in investing activities for the nine months ended March 31, 2021 and 2020 was as follows (in millions):

For the nine months ended March 31,	2021	2020
Net cash used in investing activities	$(329)	$(397)

Net cash used in investing activities during the nine months ended March 31, 2021 was primarily comprised of payments related to investments made in connection with establishing the Company’s standalone broadcast technical facilities and additional funding in the Company’s investments in Flutter Entertainment plc partially offset by the sale of the Company’s sports marketing businesses as compared to the acquisitions of three television stations and Credible (See

Note 2—Acquisitions, Disposals and Other Transactions to the accompanying Financial Statements) partially offset by the sale of the Company’s investment in Roku during the nine months ended March 31, 2020.

Net cash used in financing activities for the nine months ended March 31, 2021 and 2020 was as follows (in millions):

For the nine months ended March 31,	2021	2020
Net cash used in financing activities	$(417)	$(986)

Net cash used in financing activities during the nine months ended March 31, 2021 was lower than the corresponding prior year period primarily due to the $462 million reimbursement from Disney related to the Divestiture Tax.

Stock Repurchase Program

See Note 6—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program.”

Dividends

The Company declared a semi-annual dividend of $0.23 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended March 31, 2021, which was paid in April 2021 to stockholders of record on March 10, 2021.

Debt Instruments

Borrowings include senior notes (See Note 9—Borrowings in the 2020 Form 10-K under the heading “Public Debt – Senior Notes Issued”).

Ratings of the senior notes

The following table summarizes the Company’s credit ratings as of March 31, 2021:

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

•	content piracy and signal theft and the Company’s ability to protect its intellectual property rights;
•	the loss of key personnel;
•	labor disputes, including labor disputes involving professional sports leagues whose games or events the Company has the right to broadcast;

•	changes in tax, federal communications or other laws, regulations, practices or the interpretations thereof (including changes in legislation currently being considered);
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

(b)	Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2021, the Company implemented a new advertising sales planning, trafficking and billing system for its sports and entertainment businesses to replace a system that was subject to a Twenty-First Century Fox, Inc. transition services agreement. As a result, the Company has implemented updates and changes to its current processes and related control activities.

Other than as stated in the previous paragraph, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Due to the COVID-19 pandemic, most of the Company’s employees continue to work remotely, and the Company has strived to minimize the impact of this on the design and effectiveness of the Company’s internal control over financial reporting. The Company is continually monitoring and assessing its internal control over financial reporting and has not experienced any material impact to its internal control over financial reporting due to the COVID-19 pandemic.

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

Below is a summary of the Company’s repurchases of its Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), during the three months ended March 31, 2021:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
January 1, 2021 – January 31, 2021
Class A common stock	707,531	$30.77
Class B common stock	310,602	30.09
February 1, 2021 – February 28, 2021
Class A common stock	4,019,798	32.85
Class B common stock	1,099,719	31.70
March 1, 2021 – March 31, 2021
Class A common stock	1,803,783	39.25
Class B common stock	998,116	37.36
Total
Class A common stock	6,531,112	34.39
Class B common stock	2,408,437	33.84
	8,939,549		$675

(a)	The Company has not made any purchases of Common Stock other than in connection with the publicly announced stock repurchase program described below.
(b)	These amounts exclude any fees, commissions or other costs associated with the share repurchases.
(c)

On November 6, 2019, the Company announced that its Board of Directors had authorized a stock repurchase program providing for the repurchase of $2 billion of the Company’s Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time.

In total, the Company repurchased approximately 24 million shares of Common Stock for $725 million during the nine months ended March 31, 2021.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS
(a)	Exhibits.

3.1

Amended and Restated By-laws of Fox Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2021 and filed with the Securities and Exchange Commission on February 24, 2021).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2021 and 2020; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2021 and 2020; (iii) Consolidated Balance Sheets as of March 31, 2021 (unaudited) and June 30, 2020 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2021 and 2020; (v) Unaudited Consolidated Statements of Equity for the three and nine months ended March 31, 2021 and 2020; and (vi) Notes to the Unaudited Consolidated Financial Statements.*

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

Date: May 5, 2021