Form 10-K
period 2021-06-30
Fox Corp
filed 2021-08-10
CIK 1754301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

As of December 31, 2020, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $9.6 billion, based upon the closing price of $29.12 per share as quoted on The Nasdaq Global Select Market on that date, and the aggregate market value of the registrant’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $4.4 billion, based upon the closing price of $28.88 per share as quoted on The Nasdaq Global Select Market on that date.

As of August 6, 2021, 323,404,058 shares of Class A Common Stock and 251,381,283 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Fox Corporation definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which is intended to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Fox Corporation’s fiscal year end.

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

•

Television, which principally consists of the production, acquisition, marketing and distribution of broadcast network programming and free advertising-supported video-on-demand (“AVOD”) services under the FOX and Tubi brands, respectively, and the operation of 29 full power broadcast television stations, including 11 duopolies, in the U.S. Of these stations, 18 are affiliated with the FOX Network, 10 are affiliated with MyNetworkTV and one is an independent station.

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

Unless otherwise indicated, references in this Annual Report on Form 10-K (this “Annual Report”) for the fiscal year ended June 30, 2021 (“fiscal 2021”) to “FOX,” the “Company,” “we” or “us” mean Fox Corporation and its consolidated subsidiaries.

FOX became a standalone publicly traded company on March 19, 2019, when Twenty-First Century Fox, Inc. (now known as TFCF Corporation) (“21CF”) distributed, on a pro rata basis, all the issued and outstanding common stock of the Company to 21CF stockholders. Following the distribution, the Company’s class A common stock, par value $0.01 per share (the “class A common stock”) and class B common stock, par value $0.01 per share (the “class B common stock” and, together with the class A common stock, the “common stock”) began trading independently on The Nasdaq Global Select Market. We refer to the foregoing as the “Transaction.” In connection with the Transaction, the Company was formed with a focused portfolio of domestic media assets in live news and sports and original entertainment programming. The remaining 21CF assets were acquired by The Walt Disney Company (“Disney”), and 21CF became a wholly-owned subsidiary of Disney (the “Disney Merger”).

The Company is party to several agreements that govern certain aspects of the Company’s relationship with 21CF and Disney following the Transaction, including a separation and distribution agreement, a tax matters agreement, transition services agreements, as well as agreements relating to intellectual property licenses, employee matters, commercial arrangements and a studio lot lease. The core transition services agreements will terminate in accordance with their terms by September 2021. See Note 1, “Description of Business and Basis of Presentation,” to the consolidated financial statements included in this Annual Report for further information about these agreements.

The Company’s fiscal year ends on June 30 of each year. The Company was incorporated in 2018 under the laws of the State of Delaware. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036 and its telephone number is (212) 852-7000. The Company’s website is www.foxcorporation.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We are providing our website address solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website, including any reports that are noted in this Annual Report as being posted on the website, into this Annual Report.

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

Business Overview

FOX produces and delivers compelling news, sports and entertainment content through its primary iconic brands, including FOX News Media, FOX Sports, FOX Entertainment and FOX Television Stations, and leading AVOD service Tubi. The Company, with a simple structure focused on two principal reporting segments, differentiates itself in a crowded media and entertainment marketplace through the leadership positions of the Company’s brands and premium programming that focus on live and “appointment-based” content, a significant presence in major markets, and broad distribution of the Company’s content across traditional and digital platforms.

Our Competitive Strengths

Premium brands that resonate deeply with viewers.

Under the banner of the FOX name, we produce and distribute content through some of the world’s leading and most valued brands. Our long track record of challenging the status quo emboldens us to continue making innovative decisions, disrupting competitors and forming deeper relationships with audiences. FOX News is among the most influential and recognized news brands in the world. FOX Sports has earned a reputation for bold sports programming and, with its far-reaching presence in virtually every U.S. household, is a leading destination for live sports events and sports commentary. FOX Entertainment is renowned for its engaging primetime entertainment, including the top broadcast entertainment series The Masked Singer. These brands and others in our portfolio, including our owned and operated local television stations broadcasting under the FOX brand, hold cultural significance with consumers and commercial importance for distributors and advertisers. Tubi, a leading AVOD service, attracts a young, diverse and loyal audience to its 35,000 programming titles. The quality of our programming and the strength of our brands maximize the value of our content through a combination of affiliate fees and advertising sales.

Leadership positions across strategically significant programming platforms.

FOX enjoys a leadership position across our core news, sports and entertainment businesses. As linear television viewership declines across the industry, “appointment-based” programming that is the FOX hallmark remains resilient. For over 19 consecutive years, FOX News has been the top-rated national cable news channel in both Monday to Friday primetime and total day viewing, according to Nielsen. FOX News also finished calendar year 2020 as the #1 cable network in Monday to Friday primetime and total day viewing among total viewers for the fifth consecutive year. A leader in marquee live sports broadcasts, FOX Sports programs the National Football League (“NFL”), Major League Baseball’s (“MLB”) Regular Season, All-Star Game and World Series and other marquee events, including the Fédération Internationale de Football Association (“FIFA”) Men’s and Women’s World Cup and the Super Bowl. FOX Sports programming was #1 in live sports viewership among all television networks as of June 2021, including the #1 show on television, America’s Game of the Week. FOX Network programming (including sports) ranked #1 among all broadcast network primetime programming for the 2020-2021 broadcast season in the key 18 to 49 demographic for the second consecutive season. FOX Entertainment delivered the top primetime show The Masked Singer, as well as the #1 new comedy, Call Me Kat, and the #1 new unscripted show, I Can See Your Voice. The FOX Television Stations ended fiscal 2021 covering 18 Nielsen-designated market areas (“DMAs”), including 14 of the 15 largest, and was the #1 or #2 local news provider in more than half of the markets in which it operates. FOX has helped Tubi become one of the most relevant and fastest growing AVOD services in the country in fiscal 2021, with over 50% growth in total view time (the total number of hours watched) compared to the prior fiscal year. Taken together, we believe our leadership positions will continue to support strong affiliate fee revenue growth and sustained advertising revenue, while enabling us to nimbly respond to the challenges traditional media companies are facing relating to rapidly evolving technologies and changes in consumer behavior.

Significant presence and relevance in major domestic markets.

The FOX portfolio combines the range of national cable and broadcast networks with the power of tailored local television. FOX News and FOX Business are available in approximately 75 million U.S. households and the FOX Network is available in essentially all U.S. households. Additionally, our 29 owned and operated television stations cover 18 DMAs, including 14 of the 15 largest, and maintain duopolies in 11 DMAs, including New York, Los Angeles and Chicago, the three largest. These stations provide balanced content of national interest with programming of note to local communities, producing over 1,000 hours of local news coverage each week. Tubi’s ubiquitous availability both online and through its app provides broad distribution of films, episodic television programming and live local and national news content. In calendar year 2021, Tubi will carry nearly 100 local station feeds (including feeds of our owned and operated stations), covering 58 DMAs and 24 of the top 25 markets. The breadth and depth of our footprint allows us to produce and distribute our content in a cost-effective manner and share best business practices and models across regions. It also enables us to engage audiences, develop deeper consumer relationships and create more compelling product offerings.

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

We have long been a leader in news, sports and entertainment programming. We believe that building on our leading market positions is essential to our success. We are investing in our most attractive growth opportunities by allocating capital to our news, sports and original entertainment programming, which we believe have distinct competitive advantages. For example, we have continued our investments in digital properties at FOX News Media, including additional investments in the FOX Nation subscription video-on-demand (“SVOD”) service and other digital products, such as the FOX News Audio radio and podcast business and the FOX Weather free advertising-supported streaming service, which is scheduled to launch in late 2021. In March 2021, FOX Sports reached a new and expanded 11-year media rights agreement with the NFL that extends FOX Sports’ coverage of premier NFC games, creates new and exclusive holiday games on the FOX Network and expands FOX’s digital rights to enable future direct-to-consumer opportunities as well as NFL programming on Tubi. FOX Entertainment is investing in more co-production arrangements and owns a stake in nearly all new series that aired on the FOX Network during the 2020-2021 broadcast season. We will continue to invest in content, technology and marketing at Tubi to attract new viewers and retain Tubi’s existing audience. We believe continuing to provide compelling news, sports and entertainment programming across platforms will increase audience engagement and drive growth across our distribution, affiliate and advertising relationships.

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

Expand our digital distribution offerings and direct engagement with consumers, increasing complementary sources of revenues.

Our key networks are offered on all major digital MVPD services, reflecting the strength of our brands and the “must-have” nature of our content. We are also cultivating and growing direct interactions between FOX brands and consumers outside traditional linear television. For example, in fiscal 2020, we acquired leading AVOD service Tubi. Tubi provides us with a wholly-owned digital platform to access a wider digital audience and further the reach of our content. As of June 2021, Tubi continues to experience significant growth in total view time across a library of 35,000 titles, as well as key FOX entertainment, news and sports programming. As of June 2021, Tubi streamed over 3 billion hours of content, a record for the platform, to a young, diverse and loyal audience advertisers are eager to reach. Additionally, FOX Sports has entered into a national media and sports wagering partnership with Flutter Entertainment plc (“Flutter”), which offers FOX Bet Super 6, a national free-to-play game with a user base of approximately 5 million registered accounts as of June 2021, and the FOX Bet sportsbook mobile app in New Jersey, Pennsylvania, Colorado and Michigan. We own an equity stake in Flutter and maintain valuable options to acquire approximately 18.5% of FanDuel Group, a majority-owned subsidiary of Flutter, and up to 50% of the U.S. business of Flutter subsidiary, The Stars Group. FOX News Media operates a number of high-growth digital businesses, including two direct-to-consumer services. FOX Nation, an SVOD service available to U.S. consumers, offers a variety of on-demand content, including original programming from popular opinion hosts. Outside the U.S., FOX News Media operates Fox News International, an SVOD service that features a digital feed of the linear FOX News network and a variety of on-demand content. In addition, in June 2021, the Company acquired Outkick Media, LLC, a digital media company focused on the intersection of sports, news and entertainment.

Recent Developments

The COVID-19 pandemic has resulted in widespread and continuing negative impacts on the macroeconomic environment and disruption to the Company’s business. For a discussion of the risks to the Company relating to COVID-19, see Item 1A, “Risk Factors – The COVID-19 pandemic and other widespread health emergencies or pandemics could materially adversely affect the Company’s business, financial condition or results of operations.” For a discussion of the impacts of COVID-19 on our businesses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview of the Company’s Business – Other Business Developments” and Note 1, “Description of Business and Basis of Presentation,” to the consolidated financial statements included in this Annual Report.

Segments

Cable Network Programming

The Cable Network Programming segment produces and licenses news, business news and sports content for distribution primarily through MVPDs primarily in the U.S. The businesses in this segment include FOX News Media (which includes FOX News and FOX Business) and our primary cable sports programming networks FS1, FS2, the Big Ten Network and FOX Deportes.

The following table lists the Company’s significant cable networks and the number of subscribers as estimated by Nielsen Media Research (“Nielsen”):*

	As of June 30,
	2021	2020
	(in millions)
FOX News Media Networks
FOX News	77	83
FOX Business	73	80
FOX Sports Networks
FS1	74	80
FS2	54	59
The Big Ten Network	51	57
FOX Deportes	16	20

*

Disruption in Nielsen’s ability to maintain the efficacy of its in-home panel due to the COVID-19 pandemic had a negative impact on subscriber and audience estimates as reported between June 30, 2020 and June 30, 2021.

FOX News Media. FOX News Media includes the FOX News and FOX Business networks and their related properties. For over 19 consecutive years, FOX News has been the top-rated national cable news channel in both Monday to Friday primetime and total day viewing. FOX News also finished calendar year 2020 as the #1 cable network in Monday to Friday total day viewing among the key Adults 25-54 demographic, as well as the #1 cable network in Monday to Friday primetime and total day viewing among total viewers for the fifth consecutive year, according to Nielsen. FOX Business is a business news national cable channel. Calendar year 2020 was FOX Business’ highest rated year ever among total viewers in business day. FOX News also produces a weekend political commentary show, FOX News Sunday, for broadcast on the FOX Television Stations and stations affiliated with the FOX Network throughout the U.S. FOX News, through its FOX News Edge service, licenses news feeds to affiliates to the FOX Network and other subscribers to use as part of local news broadcasts primarily throughout the U.S. FOX News also produces FOX News Audio, which licenses news updates, podcasts, and long-form programs to local radio stations and to mobile, Internet and satellite radio providers.

FS1. FS1 is a multi-sport national network that features live events, including National Association of Stock Car Auto Racing (“NASCAR”), college football, college basketball, The Spring League, the FIFA Men’s and Women’s World Cup, Major League Soccer (“MLS”), U.S. Soccer Federation Men’s and Women’s National Team Soccer (USSF) and horse racing, as well as regular season and post-season MLB games. In addition to live events, FS1 also features original programming from FOX Sports Films and opinion shows such as Skip and Shannon: Undisputed, The Herd with Colin Cowherd, First Things First, FOX Bet Live and Speak for Yourself.

FS2. FS2 is a multi-sport national network that features live events, including NASCAR, collegiate sports, horse racing, rugby, surfing, world-class soccer and motor sports.

FOX Sports Racing. FOX Sports Racing is a 24-hour video programming service consisting of motor sports programming, including NASCAR events and original programming, National Hot Rod Association (“NHRA”), MotoAmerica and horse racing. FOX Sports Racing is distributed to subscribers in Canada and the Caribbean.

FOX Soccer Plus. FOX Soccer Plus is a premium video programming network that showcases exclusive live soccer and rugby competitions, including events from FIFA, Super Rugby League, Australian Football League and the National Rugby League.

FOX Deportes. FOX Deportes is a Spanish-language sports programming service distributed in the U.S. FOX Deportes features exclusive Spanish-language coverage of premier soccer (such as Liga MX and Copa MX, Tijuana Xolos, Rayados de Monterrey and Santos Laguna home matches, MLS, and Liga de Honduras), NASCAR Cup Series, WWE Smackdown, Xtreme Fighting Championships, LUX Fight League, regular and post-season games of the NFL (including the National Football Conference (“NFC”) Championship game) and MLB (including regular season games and the American League Championship Series in 2021) and the All-Star and World Series games. In addition to live events, FOX Deportes also features multi-sport news and highlight shows and daily studio programming. FOX Deportes is available to approximately 16.2 million cable and satellite households in the U.S., of which over 4.3 million are Hispanic.

The Big Ten Network. The Big Ten Network is a 24-hour national video programming service dedicated to the collegiate Big Ten Conference and Big Ten athletics, academics and related programming. The Big Ten Network televises live collegiate events, including football games, regular-season and post-season men’s and women’s basketball games, and men’s and women’s Olympic events (including wrestling, volleyball and ice hockey), as well as a variety of studio shows and original programming. The Big Ten Network also owns and operates BTN+, a subscription video streaming service that features live streams of non-televised sporting events, replays of televised and streamed events, and a large collection of classic games and original programming. In fiscal 2021, the Company increased its ownership interest in the Big Ten Network to approximately 61%.

Digital Distribution. The Company also distributes programming through its FOX-branded and network-branded websites, apps and social media accounts and licenses programming for distribution through MVPDs’ websites and apps. The Company’s websites and apps provide live and/or on-demand streaming of network-related programming primarily on an authenticated basis to allow video subscribers of the Company’s participating distribution partners to view Company content via the Internet. These websites and apps include the websites FOXNews.com, FOXBusiness.com, FOXSports.com, FOXDeportes.com and foxsoul.tv and the FOX News, FOX Business, FOX Sports, FOX Deportes and Fox Soul mobile apps, as well as the website btnplus.com and the BTN+ app. FOX News Media operates two direct-to-consumer services: FOX Nation, an SVOD service available to U.S. consumers that offers a variety of on-demand content, including original programming from popular opinion hosts, and the FOX News International SVOD service, which was launched in fiscal 2021 and delivers feeds of the linear FOX News and FOX Business networks and select on-demand programming to international subscribers. The Company also distributes non-authenticated live-streaming and video-on-demand content, podcasts, as well as static visual content such as photography, artwork and graphical design across FOX-branded social media, third party video and audio platforms.

Outkick Media. In June 2021, the Company acquired Outkick Media, LLC, a digital media company focused on the intersection of sports, news and entertainment.

Cable Network Programming Competition

General. Cable network programming is a highly competitive business. Cable networks compete for content, distribution, viewers and advertisers with a variety of media, including broadcast television networks; cable television systems and networks; Internet-delivered platforms such as live streaming, SVOD and AVOD services and mobile, gaming and social media platforms; audio programming; and print and other media. Important competitive factors include the prices charged for programming, the quantity, quality and variety of programming offered, the accessibility of such programming, the ability to adapt to new technologies and distribution platforms, quality of user experience and the effectiveness of marketing efforts.

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

FOX Sports. A number of basic and pay television programming services, such as ESPN and TNT, direct-to-consumer streaming services such as ESPN+, Peacock, Paramount+ and DAZN, as well as free-to-air stations and broadcast networks, provide programming that also targets FS1, FS2 and the Big Ten Network’s respective audiences. On a national level, the primary competitors to FS1, FS2, and the Big Ten Network are ESPN, ESPN2, TNT, USA Network, CBS Sports Network, league-owned networks such as NFL Network, NHL Network, NBA TV and MLB Network, and collegiate conference-specific networks such as the SEC Network, Pac-12 Network and ACC Network. In regional markets, the Big Ten Network competes with regional sports networks, local broadcast television stations and other sports programming providers and distributors. FS1, FS2, and the Big Ten Network also face competition online from ESPN+, Peacock, Paramount+, DAZN, Amazon, Yahoo Sports, Facebook, Twitter, ESPN.com, nbcsports.com, Bleacherreport.com and CBSSports.com, among others.

In addition, FS1, FS2, and the Big Ten Network compete, to varying degrees, for sports programming rights. FS1, FS2 and the Big Ten Network compete for national rights principally with a number of national cable and broadcast services and direct-to-consumer streaming services that specialize in or carry sports programming, including sports networks launched by the leagues and collegiate conferences. Additionally, MVPDs and online and social media properties such as Amazon, Yahoo Sports, Facebook and Twitter compete with the Company’s cable sports networks by acquiring and distributing sports content to their online users.

Television

The Television segment is principally engaged in the production, acquisition, marketing and distribution of broadcast network programming and AVOD services under the FOX and Tubi brands, respectively, and the operation of broadcast television stations.

FOX Television Stations

FOX Television Stations owns and operates 29 full power broadcast television stations, which deliver broadcast network content, local news and syndicated programming to viewers in 18 local markets. These include stations located in 14 of the top 15 largest DMAs and two stations (referred to as duopolies) in each of 11 DMAs, including the three largest DMAs (New York, Los Angeles and Chicago). In two of the duopoly markets, FOX Television Stations is channel sharing whereby both of its stations in the market operate using a single 6 MHz channel. Of the 29 full power broadcast television stations, 18 stations are affiliated with the FOX Network. These stations leverage viewer, distributor and advertiser demand for the FOX Network’s national content. In addition, the FOX Network’s strategy to deliver fewer hours of national content than other major broadcasters benefits stations affiliated with the FOX Network, which can utilize the flexibility in scheduling to offer expanded local news and other programming that viewers covet. Our 29 stations collectively produce over 1,000 hours of local news every week. For a description of the programming offered to affiliates to the FOX Network, see “—The FOX Network.” In addition, FOX Television Stations owns and operates 10 stations broadcasting programming from MyNetworkTV. Fox Television Stations also owns and operates FOX Soul, an AVOD service dedicated to the African American viewer that features original and syndicated programming.

The following table lists certain information about each of the television stations owned and operated by FOX Television Stations. Unless otherwise noted, all stations are affiliates of the FOX Network.

FOX Television Stations

	DMA/Rank	Station	Digital Channel RF (Virtual)	Type	Percentage of U.S. Television Households in the DMA (a)
New York, NY	1	WNYW	27(5)	UHF	6.2%
		WWOR-TV(b)(c)	25(9)	UHF
Los Angeles, CA	2	KTTV	11(11)	VHF	4.7%
		KCOP-TV(b)	13(13)	VHF
Chicago, IL	3	WFLD	24(32)	UHF	2.9%
		WPWR-TV(b)(d)	31(50)	UHF
Philadelphia, PA	4	WTXF-TV	31(29)	UHF	2.5%
Dallas, TX*	5	KDFW	35(4)	UHF	2.4%
		KDFI(b)	27(27)	UHF
San Francisco, CA	6	KTVU	31(2)	UHF	2.2%
		KICU-TV(e)	36(36)	UHF
Atlanta, GA	7	WAGA-TV	27(5)	UHF	2.2%
Houston, TX	8	KRIV	26(26)	UHF	2.1%
		KTXH(b)	19(20)	UHF
Washington, DC	9	WTTG	36(5)	UHF	2.1%
		WDCA(b)(f)	36(20)	UHF
Phoenix, AZ*	11	KSAZ-TV	10(10)	VHF	1.8%
		KUTP(b)	26(45)	UHF
Seattle-Tacoma, WA*	12	KCPQ	13(13)	VHF	1.7%
		KZJO(b)	36(22)	UHF
Tampa, FL*	13	WTVT	12(13)	VHF	1.7%
Minneapolis, MN(g)	14	KMSP-TV	9(9)	VHF	1.6%
		WFTC(b)	29(29)	UHF
Detroit, MI*	15	WJBK	7(2)	VHF	1.5%
Orlando, FL*	17	WOFL	22(35)	UHF	1.4%
		WRBW(b)	28(65)	UHF
Milwaukee, WI	37	WITI(h)	31(6)	UHF	0.8%
Austin, TX*	38	KTBC	7(7)	VHF	0.8%
Gainesville, FL	160	WOGX	31(51)	UHF	0.1%
TOTAL					38.7%

Source: Nielsen, January 2021

*

Denotes a market where stations are also broadcasting in the ATSC 3.0 “NextGenTV” standard in partnership with broadcasters in the applicable DMA through channel sharing arrangements or, in the case of WRBW in Orlando, the station has made the conversion to and is broadcasting in the ATSC 3.0 standard.

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

The FOX Network

The FOX Network is a premier national television broadcast network, renowned for disrupting legacy broadcasters with powerful sports programming and appealing primetime entertainment. The FOX Network regularly delivers approximately 15 hours of weekly primetime programming to 208 local market affiliates, including 18 stations owned and operated by the Company, covering approximately 99.9% of all U.S. television households, according to Nielsen. The FOX Network primetime lineup is intended to appeal primarily to the 18 to 49 year old audience, the demographic group that advertisers seek to reach most often, with particular success in the 18 to 34 year old audience. The FOX Network has ranked among the top two networks in the 18 to 34 year old audience for the past 26 broadcast seasons. During the 2020-2021 broadcast season, the FOX Network ranked first in the 18 to 49 year old audience and across key advertiser demographic groups, including the 18 to 34 year old audience (based on Nielsen’s live+7 ratings). The FOX Network programming ranked #1 among all broadcast network primetime programming for the 2020-2021 broadcast season for a second consecutive season in the 18 to 49 year old audience (based on Nielsen’s commercial+7 ratings) and led the broadcast season by a 10% margin over NBC Television Network (“NBC”) and CBS Television Network (“CBS”), which tied for second place in the 18 to 49 year old audience. The median age of the FOX Network viewer is 55 years, as compared to 59 years for each of ABC Television Network (“ABC”) and NBC and 61 years for CBS.

•

FOX Entertainment. FOX Entertainment delivers high-quality scripted, non-scripted and live event content. FOX Network entertainment programming ranked #2 among all broadcast network primetime entertainment programming for the 2020-2021 broadcast season in the 18 to 49 year old audience (based on Nielsen’s commercial+7 ratings). FOX Entertainment primetime programming during the 2020-2021 broadcast season featured such series as 9-1-1, 9-1-1: Lone Star, Bob’s Burgers, Call Me Kat, The Great North, Family Guy, The Resident, and The Simpsons; unscripted series such as The Masked Singer, I Can See Your Voice, LEGO Masters and Hell’s Kitchen; and live event specials such as FOX’s New Year’s Eve Toast and Roast with Ken Jeong and Joel McHale. In the 2020-2021 broadcast season, The Masked Singer was the #1 primetime entertainment series and the #1 unscripted series in the 18 to 49 year old audience. The FOX Network featured two of the broadcast season’s top five new entertainment series in the 18 to 49 audience: I Can See Your Voice (the #1 new unscripted series) and Call Me Kat (tied for #1 new comedy). In addition, The Masked Singer, 9-1-1, 9-1-1: Lone Star, I Can See Your Voice and Hell’s Kitchen placed among the season’s top 25 entertainment programs in the 18 to 49 year old audience.

•

FOX Sports. A significant component of FOX Network programming consists of sports programming, with the FOX Network providing to its affiliates during the 2020-2021 broadcast season live coverage of the NFL, including the premier NFC rights package, America’s Game of the Week, the #1 show on television, and Thursday Night Football. The FOX Network also provides live coverage of MLB (including the post-season and the World Series), college football and basketball, the NASCAR Cup Series (including the Daytona 500), MLS and weekly episodes of WWE Friday Night SmackDown. In certain years, FOX Sports broadcasts the Super Bowl and the FIFA World Cup. In March 2021, FOX Sports reached a new and expanded 11-year media rights agreement with the NFL that extends FOX Sports’ coverage of NFC games, creates new and exclusive holiday games on the FOX Network, and expands FOX’s digital rights to enable future direct-to-consumer opportunities as well as NFL programming on Tubi.

The FOX Network obtains entertainment programming from major television studios, including 20th Television (formerly known as Twentieth Century Fox Television and which, following the Disney Merger, is owned by Disney) and

Warner Bros. Television Studios, and independent television production companies pursuant to license agreements. The terms of these agreements generally provide the FOX Network with the right to broadcast a television series for a minimum of four seasons. National sports programming is obtained through license agreements with professional or collegiate sports leagues or organizations, including long-term agreements with the NFL, MLB, college football and basketball conferences, NASCAR, FIFA, Concacaf, Conmebol and WWE.

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

Tubi

Tubi is a leading AVOD service available on over 25 digital platforms in the United States and select international regions as of June 2021. In fiscal 2021, the service generated over 3 billion hours of total view time (the total number of hours watched) across its content library of 35,000 films and television programs from over 250 content partners, including every major Hollywood studio. Tubi also features FOX content, such as The Masked Singer, I Can See Your Voice and LEGO Masters, and live local and national news content. In calendar year 2021, Tubi will carry nearly 100 local station feeds (including feeds of FOX’s owned and operated stations), covering 58 DMAs and 24 of the top 25 markets. In April 2021, Tubi announced that it will debut more than 140 hours of new original content, including exclusive documentaries from FOX Alternative Entertainment, animated titles from Bento Box Entertainment and premium titles across the Black Cinema, thriller, horror, sci-fi, romance and western genres, beginning in the fall of 2021.Tubi also intends to offer sports programming, including a channel featuring NFL-branded programming.

Tubi broadens the reach of network television and enables the Company’s advertising partners to access a substantial, incremental digital audience. According to a study conducted by MRI-Simmons, as of February 2021, the median age of Tubi’s viewers was 37 years old, 20 years younger than the median age of linear television viewers, nearly 42% of its audience identified as multicultural and over three-fourths of its audience did not have access to the top 25 cable networks.

Fox Alternative Entertainment

Fox Alternative Entertainment, LLC, a full-service production studio, develops and produces unscripted and alternative programming primarily for the FOX Network, including The Masked Singer, I Can See Your Voice, Crime Scene Kitchen and FOX’s New Year’s Eve Toast and Roast with Ken Jeong and Joel McHale.

Bento Box

Bento Box Entertainment, LLC develops and produces animated programing, including programming that airs on the FOX Network such as Bob’s Burgers and Duncanville.

MyNetworkTV

The programming distribution service, Master Distribution Service, Inc. (branded as MyNetworkTV), distributes two hours per night, Monday through Friday, of off-network programming from syndicators to its over 180 licensee stations, including 10 stations owned and operated by the Company, and is available to approximately 97.5% of U.S. households as of June 30, 2021.

Competition

The network television broadcasting business is highly competitive. The FOX Network, MyNetworkTV and Tubi compete for audiences, programming and advertising revenue with a variety of competing media, including other broadcast television networks, cable television systems and networks; direct-to-consumer live streaming platforms; other

Internet-delivered platforms such as SVOD and AVOD services and mobile, gaming and social media platforms; audio programming; and print and other media. In addition, the FOX Network and MyNetworkTV compete with other broadcast networks and programming distribution services to secure affiliations or station agreements with independently owned television stations in markets across the U.S. ABC, NBC and CBS each broadcast a significantly greater number of hours of programming than the FOX Network and, accordingly, may be able to designate or change time periods in which programming is to be broadcast with greater flexibility than the FOX Network. Technological developments are also continuing to affect competition within the broadcast television marketplace.

Each of the stations owned and operated by FOX Television Stations also competes for advertising revenues with other television stations, radio and cable systems in its respective market area, along with other advertising media, including direct-to-consumer live streaming platforms, other Internet-delivered platforms such as SVOD and AVOD services and mobile, gaming and social media platforms, newspapers, magazines, outdoor advertising and direct mail. All of the stations owned and operated by FOX Television Stations are located in highly competitive markets. Additional factors that affect the competitive position of each of the television stations include management experience, authorized power and assigned frequency of that station. Competition for sales of broadcast advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various rating services, price, the time of day when the advertising is to be broadcast, competition from the other broadcast networks, cable television systems, direct broadcast satellite television, services and digital media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is dependent on the reaction of the viewing public, which is often difficult to predict.

Other, Corporate and Eliminations

The Other, Corporate and Eliminations segment consists primarily of the FOX Studio Lot, Credible, corporate overhead costs and intracompany eliminations.

FOX Studio Lot

FOX owns the FOX Studio Lot in Los Angeles, California. The historic lot is located on over 50 acres of land and has over 1.85 million square feet of space for both administration and production/post-production services available to service a wide array of industry clients, including 15 sound stages, two broadcast studios, theaters and screening rooms, editing rooms and other television and film production facilities. The FOX Studio Lot provides two primary revenue streams — the lease of a portion of the office space to 21CF and other third parties and the operation of studio facilities for third party productions, which until 2026 will predominantly be Disney productions.

Credible

The Company holds 67% of the equity in Credible, which operates a U.S. consumer finance marketplace. Credible’s offering enables consumers to compare instant, personalized pre-qualified rates for student loans, personal loans and mortgages from multiple financial institutions.

Investments

Flutter

The Company and Flutter have entered into a national media and sports wagering partnership in the U.S. The partnership offers the FOX Bet Super 6 national free-to-play game, which has a user base of approximately 5 million registered accounts as of June 2021, and the FOX Bet sportsbook mobile app, which is available in New Jersey, Pennsylvania, Colorado and Michigan as of June 2021. FOX Sports provides Flutter with an exclusive license to use certain FOX Sports trademarks under a long-term commercial arrangement. In addition, subject to certain conditions and applicable gaming regulatory approvals, FOX Sports has an option until August 2029 to acquire up to 50% of the equity in the U.S. business of The Stars Group, a majority-owned subsidiary of Flutter. As part of Flutter’s acquisition of The Stars Group in 2020, FOX Sports received the right to acquire an approximately 18.5% equity interest in Flutter’s majority-owned subsidiary, FanDuel Group (structured as a 10-year option from 2021), which is currently the subject of ongoing arbitration proceedings. In 2020, the Company participated in two equity offerings by Flutter, investing approximately $155 million. As of June 30, 2021, the Company owns approximately 4.3 million ordinary shares of Flutter, representing approximately 2.5% of Flutter.

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

Broadcast Licenses. The Communications Act permits the operation of television broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of the license would serve the public interest, convenience and necessity. The Company owns broadcast licensees in connection with its ownership and operation of television stations. Under the Communications Act, television broadcast licenses may be granted for a maximum term of eight years. Generally, the FCC renews broadcast licenses upon finding that the television station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse. FOX Television Stations currently has renewal applications pending for its full power broadcast licenses and will continue filing license renewal applications through calendar year 2023.

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

In a reconsideration order issued in November 2017, the FCC eliminated the newspaper/broadcast cross-ownership rule, which prohibited common ownership of broadcast stations and daily newspapers in the same market. The Company owns two television stations in the New York DMA and an attributable interest in The New York Post due to the Murdoch Family Trust’s ownership interests in News Corporation (“News Corp”). The stations operated under waivers of the cross-ownership rule prior to its elimination. In 2019, the United States Court of Appeals for the Third Circuit (the “Third Circuit”) vacated the 2017 reconsideration order and the cross-ownership rule was reinstated. The FCC filed a petition for review with the United States Supreme Court (the “Supreme Court”) in April 2020, and in April 2021 the Supreme Court reversed the Third Circuit in a unanimous decision. As a result, common ownership of broadcast stations and daily newspapers is no longer prohibited. Additionally, in the 2017 reconsideration order, the FCC eliminated a prior prohibition against owning two of the top four ranked stations in a DMA, but such ownership remains subject to FCC review and approval, and one party may not own more than two television stations in the same DMA.

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

FCC rules prohibit the broadcast by television and radio stations of indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. Federal law currently authorizes the FCC to impose fines of up to $419,533 per incident for violation of the prohibition against indecent and profane broadcasts. The FCC may impose fines or revoke licenses for serious or multiple violations of the indecency prohibition. Because indecency complaints are confidential, there may be pending nonpublic complaints alleging the broadcast of indecent or profane material by FOX Television Stations (and it is not possible to predict the outcome of any such complaints).

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

FCC rules also require the closed captioning of almost all broadcast and cable programming. In addition, Federal law requires affiliates of the four largest broadcast networks in the 70 largest markets to carry a specified minimum amount of hours of primetime or children’s programming per calendar quarter with audio descriptions, i.e., a verbal description of key visual elements inserted into natural pauses in the audio and broadcast over a separate audio channel. The same statute requires programming that was captioned on television to retain captions when distributed via Internet Protocol apps or services.

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

Broadcast Transmission Standard. In November 2017, the FCC adopted rules to permit television broadcasters to voluntarily broadcast using the “Next Generation” broadcast television transmission standard developed by the Advanced Television Systems Committee, Inc., also referred to as “ATSC 3.0.” FOX Television Stations is actively building out ATSC 3.0 facilities. FOX Television Stations is participating in various ATSC 3.0 testing with other broadcasters, but it is too early to predict the impact of this technical standard on the Company’s operations. In June 2020, the FCC adopted a Declaratory Ruling and Notice of Proposed Rulemaking declaring that local and national ownership restrictions do not apply to non-video services. The Notice of Proposed Rulemaking raises a number of questions that could impact the adoption and roll-out of both video and non-video ATSC 3.0 services.

Privacy and Information Regulation

The laws and regulations governing the collection, use and transfer of consumer information are complex and rapidly evolving, particularly as they relate to the Company’s digital businesses. Federal and state laws and regulations affecting the Company’s online services, websites, and other business activities include: the Children’s Online Privacy Protection Act, which prohibits websites and online services from collecting personally identifiable information online from children under age 13 without prior parental consent; the Controlling the Assault of Non-Solicited Pornography and Marketing Act, which regulates the distribution of unsolicited commercial emails, or “spam”; the Video Privacy Protection Act, which prohibits the knowing disclosure of information that identifies a person as having requested or obtained specific video materials from a “video tape service provider;” the Telephone Consumer Protection Act, which restricts certain marketing communications, such as text messages and calls, without explicit consent; the Gramm-Leach-Bliley Act, which regulates the collection, handling, disclosure, and use of certain personal information by companies that offer consumers financial products or services, imposes notice obligations, and provides certain individual rights regarding the use and disclosure of certain information; and the California Consumer Privacy Act (the “CCPA”), which imposes broad obligations on the collection, use, handling and disclosure of personal information of California residents. For example, subject to certain exceptions, the CCPA provides individual rights for Californians, including to access, delete, and to restrict the “sale” of personal information.

A number of privacy and data security bills that address the collection, maintenance and use of personal information, breach notification requirements and cybersecurity are pending or have been adopted at the state and federal level, which would impose additional obligations on businesses. For example, the California Privacy Rights Act (the “CPRA”), which amends the CCPA, was passed in November 2020 and generally takes effect on January 1, 2023. Among other things, the CPRA creates a new state privacy protection agency, expands individual rights, and introduces new requirements for businesses, several which are subject to additional rulemaking. Other states have passed or introduced similar privacy legislation, including Virginia and Colorado. In addition, the FTC and state attorneys general and other regulators have made privacy and data security an enforcement focus. Other federal and state laws and regulations also may be adopted that impact our digital services, including those relating to oversight of user-generated content.

Foreign jurisdictions also have implemented and continue to introduce new privacy and data security laws and regulations, that apply to certain of the Company’s operations. It is possible that our current data protection policies and practices may be deemed inconsistent with new legal requirements or interpretations thereof, and could result in the violation of these new laws and regulations. The EU General Data Protection Regulation, in particular, regulates the collection, use and security of personal data and restricts the trans-border flow of such data. Other countries, including Canada, Australia, China, and Mexico, also have enacted data protection legislation.

The Company monitors and considers these laws and regulations, particularly with respect to the design and operation of digital content services and legal and regulatory compliance programs. These laws and regulations and their interpretation are subject to change, and could result in increased compliance costs, claims, financial penalties for noncompliance, changes to business practices, including with respect to tailored advertising, or otherwise impact the Company’s business. Violations of these laws and regulations could result in significant monetary fines and other penalties, private litigation, require us to expend significant resources to defend, remedy and/or address, and harm our reputation, even if we are not ultimately responsible for the violation.

Consumer Finance Laws and Regulations

Credible operates a consumer finance marketplace that markets and provides services in heavily regulated industries across the United States. As a result, Credible is subject to a variety of federal and state laws and regulations. These include the laws and regulations governing the collection, use and transfer of consumer information described above and the following:

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

•	the Dodd-Frank Wall Street Reform and Consumer Protection Act, which, among other things, imposes requirements related to mortgage disclosures; and

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

Human Capital Resources

Our workforce is the creative, strategic, and operational engine of FOX’s success. We aim to develop our human capital by recruiting a talented and diverse workforce, offering competitive compensation and benefits, providing learning and development opportunities for growth, fostering workplace civility and inclusion, and encouraging our employees to have an impact in their communities.

As of June 30, 2021, we had approximately 9,000 full-time employees. In the ordinary course of our business and consistent with industry practice, we also employ freelance and temporary workers who provide important production and broadcast support services. The vast majority of our workforce is based in the United States, and a portion is unionized. We intend to post our 2020 Employment Information Report (EEO-1), showing the race/ethnicity and gender of our employees, on our website once it is filed with the Equal Employment Opportunity Commission.

FOX’s Corporate Social Responsibility Report, also posted on our website at www.foxcorporation.com/, provides a detailed review of our human capital programs and achievements. Our key human capital initiatives include:

Recruitment and Diversity

We seek to attract people with diverse talents from a broad spectrum of backgrounds, and we support, encourage, and develop our colleagues to lead the industry forward. We believe that the more voices in the room and the more diverse the experiences of our colleagues, the better FOX’s internal culture and external programming are. Our diversity enables us to be more reflective of the audiences we reach and enhances our ability to create news, sports, and entertainment programming that serves all viewers across the country. A diverse and inclusive workplace is not merely a strategy or business objective; it is fundamentally woven in the fabric of the Company. This commitment begins with our approach to talent recruitment across all of our disciplines and extends to the way we nurture our colleagues’ careers.

First, FOX posts job listings internally and externally because we believe this is one of the best tools to reach the widest and most diverse pool of candidates. We also collaborate with an array of professional organizations that offer

FOX access to recruiting events and conventions. These organizations include:

•	Asian American Journalists Association (AAJA)
•	National Association of Black Journalists (NABJ)
•	National Association of Hispanic Journalists (NAHJ)
•	Native American Journalists Association (NAJA)
•	The Association of LGBTQ Journalists (NLGJA)
•	AdColor (Promoting the visibility and advancement of people of color in ad sales)

We also offer paid internships to build a pipeline of early-career talent and emerging leaders. For instance, the FOX Internship Program offers students an exciting opportunity to gain practical experience, participating in real-world projects and seminars on the media industry, technology, and professional development. This internship program, which runs for 8-10 weeks three times per year, welcomed over 250 students in calendar year 2020 and was ranked number 44 on Vault’s 2021 “100 Best Internships” survey. We also partner with the Emma Bowen Foundation, the T. Howard Foundation, the International Television and Radio Society, the Posse Foundation, and the Entertainment Industry College Outreach Program to provide media internships for promising students.

FOX has developed and implemented several internal training programs, designed to provide individuals from underrepresented backgrounds with workforce skills and professional development opportunities to further their success and foster careers.

•

FOX News Multimedia Reporters Training Program: Launched in 2011, this program places talent from diverse backgrounds in multimedia reporter roles across the country, where they shoot, report, edit, and produce their own high-end content across FOX News platforms. Through daily guidance and feedback from management, we challenge and enable the program’s participants to continually hone their journalistic skills.

•

FOX News Leadership Development Program: This program equips diverse, high potential talent with the tools needed to build and propel a career with FOX. Program pillars are mentorship, access and networking, skill-building and development, and exposure to the other FOX businesses.

•

FOX Stations Sales Training Program: This program was created to develop and mentor the next generation of diverse, motivated sales professionals for the FOX Television Stations. Trainees participate in both intensive classroom study of all aspects of the television station advertising sales business and shadowing of FOX Stations sales account executives.

Employee Compensation and Benefits

We are proud to invest in our people through competitive pay and benefits, as well as flexibility and support to balance work and personal demands. All full-time employees who were with FOX when we became a standalone publicly traded company in March 2019 received an equity award grant. That award vested in December 2020, with over 6,000 employees receiving shares of FOX’s common stock.

Providing equal pay for equal work, without regard to gender or other protected characteristics, is an imperative at FOX. We link our more senior employees’ pay to corporate performance through discretionary annual incentive compensation awards. To acknowledge their tremendous contributions throughout the challenges of fiscal 2021, we increased eligible employees’ bonus awards for fiscal 2021. We also paid a special, one-time cash bonus to all other employees who worked with us throughout fiscal 2021, including union and freelance employees who worked the equivalent of full-time.

FOX also seeks to provide generous benefits that support our employees’ health, wellness, and financial stability. Full-time employees are eligible for medical, dental, and vision insurance, with access to telemedicine and pharmacy benefits, and our freelance employees who work a minimum number of hours are eligible for a medical plan. Eligible employees may participate in flexible spending accounts, health savings accounts, and qualified transportation expense accounts. We also provide employees with a health advocate service, with experts who support employees and their eligible family members in navigating a wide range of health and insurance-related issues. To provide additional support during COVID-19, we are also covering full-time employees’ medical insurance premiums from March 2020 through December 2021.

Full-time employees are eligible to receive paid holidays, paid floating holidays, paid vacation, paid sick and safe time, life insurance, full salary replacement for up to 26 weeks of short-term disability, a 401(k) savings plan with a company match and contribution, charitable gift matching, and an employee assistance program.

We believe offering our employees the tools necessary for a healthy work-life balance empowers them to thrive in our modern workforce. To that end (before, during and after the COVID-19 outbreak), FOX allows eligible individuals the opportunity to work remotely in appropriate circumstances. Our parental leave policy allows eligible new parents to bond with their children for a substantial period with full pay, our workplaces have lactation rooms for our new mothers, and we offer backup child, adult, elder, and return-to-work care.

Learning and Development

FOX offers employees multiple learning and development programs, including tuition reimbursement, management and leadership development, online and on-demand e-learning, live webinars, and assessment tools. Our MentorMatch program provides junior employees with the tools and resources to grow their careers through relationship-building and networking. We also identify key emerging talent for ongoing talent management and succession planning. Within FOX News Media and FOX Television Stations, we deliver specialized training on the First Amendment, defamation, privacy, infringement and other newsgathering and reporting topics to educate employees on these principles and provide advice on best practices.

Workplace Civility and Inclusion

Trust begins in the workplace every single day. We are committed to fostering a working environment of trust for our colleagues, in which people do their best work. Harassment, discrimination, retaliation, and threats to health and safety all undermine our working environment of trust and make it harder for people to excel. Therefore, it is our policy to provide a safe work environment free from this or any other unlawful conduct.

Creating and maintaining an environment free of discrimination and harassment begins at the highest leadership level of the Company and is embedded throughout our policies and practices. The FOX Standards of Business Conduct and the Preventing Harassment, Discrimination and Retaliation Policy, which are posted on our website, create our framework for addressing complaints and taking remedial measures as needed. These policies offer multiple complaint channels, including a third-party managed hotline that allows for anonymous reporting of concerns. In addition, all new hires must complete training on the Preventing Harassment, Discrimination and Retaliation Policy, as well as compliance and business ethics, and existing employees must complete the training periodically.

FOX also facilitates nine Employee Resource Groups, which are formed around shared identity, interests, or pursuits for the purpose of advancing careers, culture, and community:

•	WOMEN@FOX -- committed to developing female leadership at all levels and fostering a culture where all women thrive.
•	WiT (Women in Tech) -- attracts, advances, and empowers women technologists, and amplifies their impact at FOX.
•	Women of FOX Sports -- connects, inspires, informs and gives back to the community, with the goal of furthering women’s collective contributions and advancement within the sports industry.
•

VETS -- committed to the community of Veterans, current service members, military supporters, and military spouses employed at FOX by embracing our four core values – Community, Appreciation, Connection & Education.

•

PRIDE -- cultivates community among FOX’s LGBTQ colleagues and allies, supports causes important to the LGBTQ community and fosters a work environment where all colleagues feel 100% authentic and professionally supported.

•	HOLA (Hispanic Organization for Leadership and Advancement) -- develops Hispanic leaders, enriches FOX’s diverse culture and drives positive impact.
•	BLK+ (plus) -- celebrates our Black colleagues and seeks to build community within through programming and professional development while standing in solidarity with our allies.

•	ACE (Asian Community Exchange) -- serves Asian Americans at FOX by advancing our members, championing our stories, and empowering our communities.
•	ABLE -- promotes an inclusive environment and culture for our colleagues with disabilities through advocacy and allyship.

FOX has been recognized by many outside organizations for our deep commitment to diversity and inclusion. For example:

•

FOX received a 100 percent score in the Human Rights Campaign Foundation’s 2021 Corporate Equality Index (CEI) – our third consecutive year earning the top marks. CEI is the Human Rights Campaign Foundation’s annual scorecard assessing LGBTQ workplace equality. The score gives FOX the distinction of “Best Places to Work for LGBTQ Equality.”

•	DiversityComm also recognized FOX as a Top Employer and as a Top LGBTQ+ Friendly Company in 2021.
•	Additionally, Black EOE Journal, HISPANIC Network Magazine, Professional WOMAN’s Magazine, and U.S. Veterans Magazine and the Disability Equality Index have all listed FOX as a 2021 top employer.
•	The Company was appointed to the 2021 Military Friendly® Employer list.
•

In 2019, the FOX Flight Team was named the first recipient of the Women And Drones organization’s Piloting Innovation Award. In 2020, FOX joined with Women and Drones to sponsor the 2020 FOX Piloting Innovation Award, which provides visibility to women in the drone industry.

Community Impact

FOX employees are deeply engaged in their communities. Nowhere is that more evident than the engagement and involvement of our colleagues who volunteer their time, share their talents, and contribute to worthy causes through our philanthropic platform, FOX Forward. Through volunteer opportunities and service projects, FOX employees support community groups, veterans’ organizations, local schools, and families in need, and we encourage our colleagues to donate their time to change-making organizations.

For example, in fiscal 2021, FOX and its employees partnered with the Los Angeles Regional Food Bank and No Kid Hungry to provide hundreds of thousands of meals to children and individuals facing hunger. We also hosted virtual volunteering events with Together We Rise to transform the way children experience foster care, and during the holiday season, FOX worked with U.S. VETS to provide holiday dinners and gifts for veterans and their children. FOX News Media also partnered with The Animation Project for immersive virtual training and mentoring sessions with the aim of helping at-risk youth gain access to career opportunities in the field of visual arts.

Additionally, through vaccine awareness public service announcements and events supporting our local areas, FOX played an active role in helping our communities begin to recover from the impact of COVID-19. FOX News Media, FOX Sports and FOX Entertainment each created PSAs to educate viewers about the safety, efficacy, and importance of receiving a COVID-19 vaccine.

ITEM 1A.	RISK FACTORS

Prospective investors should consider carefully the risk factors set forth below before making an investment in the Company’s securities.

Risks Related to Macroeconomic Conditions, Our Business and Our Industry

The COVID-19 pandemic and other widespread health emergencies or pandemics could materially adversely affect the Company’s business, financial condition or results of operations.

The COVID-19 pandemic has resulted in widespread and continuing negative impacts on the macroeconomic environment and disruption to the Company’s business. Weak economic conditions and increased volatility and disruption in the financial markets pose risks to the Company and its business partners, including advertisers whose expenditures tend to reflect overall economic conditions. Although the COVID-19 pandemic did not cause a significant reduction in the Company’s advertisers’ spending in fiscal 2021, future declines in the economic prospects of advertisers or the economy in general could negatively impact their advertising expenditures further. To date, the Company has not experienced meaningful subscriber declines due to the pandemic. However, there could be industry-wide changes in consumer behavior due to the pandemic, such as increasing numbers of consumers canceling or foregoing subscriptions to MVPD services, that could adversely affect the Company’s affiliate fee and advertising revenues.

The Company’s business depends on the volume and popularity of the content it distributes, particularly sports content. As a result of the COVID-19 pandemic, there have been cancellations or postponements of live sports events to which the Company has broadcast rights and suspensions of the production of certain entertainment content. These content disruptions have adversely affected the Company’s advertising and affiliate revenues and there could be additional adverse impacts on its advertising or affiliate fee revenues in the future. To the extent the COVID-19 or other pandemic further negatively impacts the timing of or the Company’s ability to air sports events, particularly MLB, NFL or college sports, it could result in a significantly greater adverse effect on the Company’s business, financial condition or results of operations than the Company has experienced thus far.

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

More information about these risks is presented below, as well as information about other risks the pandemic may exacerbate, such as those relating to data privacy and security, legal and regulatory changes, damage to the Company’s brands and reputation, and the ability to realize the strategic goals of the Company’s investments. The COVID-19 pandemic also poses risks related to the Company’s workforce and operations and those of its business partners. For example, where possible, Company employees began working remotely in March 2020. The Company expects a portion of its employees will continue to work in a “hybrid” manner on-site and at home which, despite the Company’s continuing investment in secure technologies and processes, may subject the Company to increased data security risks. As and when employees return to their places of work, it poses various risks to the Company, including compliance and litigation risks. These workplace changes have subjected the Company to increased operating costs and the Company expects to incur additional such costs in the future.

The magnitude of the impact of the COVID-19 pandemic on the Company remains uncertain and subject to change and will depend on evolving factors the Company may not be able to control or accurately predict. These include the duration and scope of the pandemic (including the extent of future surges, mutations or strains of the disease and the efficacy of vaccination and other efforts to contain the virus or treat its impact); the duration and extent of the pandemic’s impact on global and regional economies and economic activity, the pace of economic recovery and the economic and operating conditions facing the Company and others in the pandemic’s aftermath; the effect of governmental actions that have been and may continue to be imposed in response to the pandemic; the impact of the pandemic on the health, well-being and productivity of the Company’s employees and the Company’s ability to conduct its operations; and potential changes in consumer behavior. The COVID-19 pandemic and other widespread health emergencies or pandemics could have a material adverse effect on the Company’s business, financial condition or results of operations.

Changes in consumer behavior and evolving technologies and distribution platforms may adversely affect the Company’s business, financial condition and results of operations.

The ways in which consumers view content and technology and business models in our industry continue to rapidly evolve and new distribution platforms and increased competition from new entrants and emerging technologies have added to the complexity of maintaining predictable revenue streams. Technological advancements have driven changes in consumer behavior as consumers seek more control over when, where and how they consume content and have affected advertisers’ options for reaching their target audiences. Consumer preferences have evolved towards digital services and other subscription services and there has been a substantial increase in the availability of programming with reduced advertising or without advertising at all. Examples include the convergence of television telecasts and digital delivery of programming to televisions and other devices, video-on-demand platforms, user-generated content sites, and simultaneous streaming of telecast content that allows viewers to consume content on demand and in remote locations while avoiding traditional advertisements or subscription payments. As consumers switch to digital consumption of video content, there is still to be developed a consistent, broadly accepted measure of multiplatform audiences across the industry. In addition, consumers are increasingly using time-shifting and advertising-blocking technologies that enable them to fast-forward or circumvent advertisements. Substantial use of these technologies could impact the attractiveness of the Company’s programming to advertisers and adversely affect our advertising revenues.

Changes in consumer behavior and technology have also had an adverse impact on traditional MVPDs that deliver the Company’s broadcast and cable networks to consumers. Consumers are increasingly turning to alternative offerings, including SVOD and AVOD services and mobile and social media platforms, which has contributed to industry-wide declines in subscribers to traditional MVPD services over the last several years. These declines are expected to continue and possibly accelerate in the future. If consumers increasingly favor alternative offerings over traditional MVPD subscriptions, the Company may continue to experience a decline in viewership and ultimately demand for the programming on its traditional linear networks, which could lead to lower affiliate fee and advertising revenues. Changing distribution models may also negatively impact the Company’s ability to negotiate affiliation agreements on favorable terms, which could have an adverse effect on our business, financial condition or results of operations. Our affiliate fee and advertising revenues also may be adversely affected by consumers’ use of antennas (and their integration with set-top boxes or other consumer devices) to access broadcast signals to avoid subscriptions.

To remain competitive in this evolving environment, the Company must effectively anticipate and adapt to new market changes. The Company continues to focus on expanding its digital distribution offerings and direct engagement with consumers, including Tubi, FOX Nation and other offerings. However, if the Company fails to protect and exploit the value of its content while responding to, and developing new technology and business models to take advantage of, technological developments and consumer preferences, it could have a significant adverse effect on the Company’s business, financial condition and results of operations.

Declines in advertising expenditures could cause the Company’s revenues and operating results to decline significantly in any given period or in specific markets.

The Company derives substantial revenues from the sale of advertising, and its ability to generate advertising revenues depends on a number of factors. The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers’ spending priorities and the economy in general or the economy of an individual geographic market. In addition, pandemics, natural and other disasters, acts of terrorism, and political uncertainties or hostilities can also lead to a reduction in advertising expenditures as a result of economic uncertainty, disrupted programming and services or reduced advertising spots due to pre-emptions. As described above, the COVID-19 pandemic caused some of the Company’s advertisers to reduce their spending in fiscal 2021, which had a negative impact on the Company’s advertising revenues.

Major sports events, such as the NFL’s Super Bowl and the FIFA World Cup and the state, congressional and presidential elections cycles also may cause the Company’s advertising revenues to vary substantially from year to year. Political advertising expenditures are impacted by the ability and willingness of candidates and political action campaigns to raise and spend funds on advertising and the competitive nature of the elections affecting viewers in markets featuring our programming.

Advertising expenditures may also be affected by changes in consumer behavior and evolving technologies and platforms. There is increasing competition for the leisure time of audiences and demand for the Company’s programming as measured by ratings points is a key factor in determining the advertising rates as well as the affiliate rates the Company receives. In addition, as described above, newer technologies and platforms are increasing the number of media and entertainment choices available to audiences. Some of these technologies and platforms allow users to view programming from a remote location or on a time-delayed basis and provide users the ability to fast-forward, rewind, pause and skip programming and advertisements, which could negatively affect the attractiveness of the Company’s offerings to advertisers. The pricing and volume of advertising may also be affected by shifts in spending toward digital and mobile offerings, which can deliver targeted advertising more promptly, from traditional media, or toward newer ways of purchasing advertising such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising spots and advertising exchanges, some or all of which may not be as beneficial to the Company as traditional advertising methods. The Company also generates advertising revenues through its Tubi AVOD service. The market for AVOD advertising campaigns is relatively new and evolving and if this market develops slower or differently than we expect, it could adversely affect our advertising revenues. Declines in advertising revenues may also be caused by regulatory intervention or other third party action that impacts where and when advertising may be placed.

Advertising sales also largely depend on audience measurement and could be negatively affected if measurement methodologies do no not accurately reflect actual viewership levels. Although Nielsen’s statistical sampling method is the primary measurement methodology used for our linear television advertising sales, we measure and monetize our digital platforms based on a combination of internal and third-party data, including demographic composite estimates. A consistent, broadly accepted measure of multiplatform audiences across the industry remains to be developed. Although we expect multiplatform measurement innovation and standards to benefit us as the video advertising market continues to evolve, we are still partially dependent on third parties to provide these solutions.

A decrease in advertising expenditures, reduced demand for the Company’s programming or the inability to obtain market ratings that adequately measure demand for the Company’s content on all platforms could lead to a reduction in pricing and advertising spending, which could have a material adverse effect on the Company’s business, financial condition or results of operations.

Because the Company derives a significant portion of its revenues from a limited number of distributors, the failure to enter into or renew affiliation and carriage agreements on favorable terms, or at all, could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

In addition, the Company has arrangements through which it makes its content available for viewing through third-party online video platforms. If these arrangements are not renewed on favorable or commercially reasonable terms or at all, it could adversely affect the Company’s revenues and operating results.

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

The U.S. economy has experienced a period of weakness due to the COVID-19 pandemic, which has had and may continue to have an adverse impact on the Company’s business, financial condition and results of operations. Factors that affect economic conditions include the rate of unemployment, the level of consumer confidence, changes in consumer spending habits, political and sociopolitical uncertainties and potential changes in trade relationships between the U.S. and other countries. The Company also faces risks associated with the impact of weak economic conditions on advertisers, affiliates, suppliers, wholesale distributors, retailers, insurers and others with which it does business.

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

The Company competes with other companies for high-quality content to reach large audiences and to generate advertising revenue. The Company also competes for distribution on MVPDs and other third-party digital platforms. The Company’s ability to attract viewers and advertisers and obtain favorable distribution depends in part on its ability to provide popular programming and adapt to new technologies and distribution platforms, which are increasing the number of content choices available to audiences. The consolidation of advertising agencies, distributors and television service providers also has increased their negotiating leverage and made competition for audiences, advertising revenue, and distribution more intense. Competition for audiences and/or advertising comes from a variety of sources, including broadcast television networks; cable television systems and networks; Internet-delivered platforms such as live streaming, SVOD and AVOD services and mobile, gaming and social media platforms; audio programming; and print and other media. Other television stations or cable networks may change their formats or programming, a new station or new network may adopt a format to compete directly with the Company’s stations or networks, or stations or networks might engage in aggressive promotional campaigns. Increased competition in the acquisition of programming may also affect the scope of rights we are able to acquire and the cost of such rights, and the future value of the rights we acquire or retain cannot be predicted with certainty. Entering into or renewing contracts for programming rights or acquiring additional rights may result in increased costs to the Company. With respect to long-term contracts for sports programming rights, our results of operations and cash flows over the term of a contract depend on a number of factors, including the strength of the advertising market, our audience size, the ability to secure distribution from and impose surcharges or obtain carriage on MVPDs for the content, and the timing and amount of our rights payments. There can be no assurance that revenue from acquired rights contracts will exceed our costs for the rights, as well as the other costs of producing and distributing the programming. There can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors or that competition or consolidation in the marketplace will not have a material adverse effect on its business, financial condition or results of operations.

Our business is dependent on the popularity of special sports events and the continued popularity of the sports leagues and teams for which we have programming rights.

Our sports business depends on the popularity and success of the sports franchises, leagues and teams for which we have acquired broadcast and cable network programming rights. If a sports league declines in popularity or fails to generate fan enthusiasm, this may negatively impact viewership and advertising and affiliate fee revenues received in connection with our sports programming. Our operating results may be impacted in part by special events, such as the NFL’s Super Bowl, which is broadcast on the FOX Network on a rotating basis with other networks, the MLB’s World Series and the FIFA World Cup, which occurs every four years (for each of women and men), and other regular and post-season sports events delivered to consumers on our broadcast television and cable networks. Our advertising and affiliate fee revenues are subject to fluctuations based on the dates of sports events and their availability for viewing through our broadcast television and cable networks and the popularity of the competing teams. For example, any decrease in the number of post-season games played in a sports league for which we have acquired broadcast programming rights, or the participation of a smaller-market sports franchise in post-season competition could result in lower advertising revenues for the Company. There can be no assurance that any sports league will continue to generate fan enthusiasm or provide the expected number of regular and post-season games for advertisers and customers, and the failure to do so could result in a material adverse effect on our business, financial condition and results of operations. Additionally, increased competition for the sale of sports event advertising time with other television networks, stations and other advertising platforms, such as digital media, audio and print, may adversely affect the Company’s revenues and operating results. A shortfall in the expected popularity of the sports events for which the Company has acquired rights, or in the volume of sports programming the Company expects to distribute, could adversely affect the Company’s advertising revenues in the near term and, over a longer period of time, adversely affect affiliate fee revenues.

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

Television distribution is a speculative business since the revenues derived from the distribution of content depends primarily upon its acceptance by the public, which is difficult to predict. Low public acceptance of the Company’s content will adversely affect the Company’s results of operations. The commercial success of our programming also depends upon the quality and acceptance of other competing programming, the growing number of alternative forms of entertainment and leisure activities, general economic conditions and their effects on consumer spending and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Moreover, we must often invest substantial amounts in programming and the acquisition of sports rights before we learn the extent to which the content will earn consumer acceptance. Competition for popular content, particularly sports and entertainment programming, is intense, and the Company may need to increase the price it pays for popular content rights. The Company’s failure to obtain or retain rights to popular content, or a decline in the ratings or popularity of the Company’s news, sports or entertainment television programming, which could be a result of the loss of talent or rights to certain programming, could adversely affect advertising revenues in the near term and, over a longer period of time, adversely affect affiliate fee revenues.

Damage to our brands, particularly the FOX brand, or our reputation could have a material adverse effect on our business, financial condition and results of operations.

Our brands, particularly the FOX brand, are among our most valuable assets. We believe that our brand image, awareness and reputation strengthen our relationship with consumers and contribute significantly to the success of our business. Maintaining, further enhancing and extending our brands may require us to make significant investments in marketing, programming or new products, services or events. These investments may not be successful. We may introduce new programming that is not popular with our consumers and advertisers, which may negatively affect our brands. To the extent our content, in particular our live news and sports programming and primetime entertainment programming, is not compelling to consumers, our ability to maintain a positive reputation may be adversely impacted. Governmental scrutiny and fines and significant negative claims or publicity regarding the Company or its operations, content, products, management, employees, practices, advertisers, business partners and culture, including individuals associated with content we create or license, may damage the Company’s reputation and brands, even if such claims are untrue. Furthermore, to the extent our marketing, customer service and public relations efforts are not effective or result in negative consumer reaction, our ability to maintain a positive reputation may likewise be adversely impacted. If we are not successful in maintaining or enhancing the image or awareness of our brands, or if our reputation is harmed for any reason, it could have a material adverse effect on our business, financial condition and results of operations.

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

The Company’s business depends upon the continued efforts, abilities and expertise of its Chairman K. Rupert Murdoch and Executive Chairman and Chief Executive Officer Lachlan K. Murdoch, and other key employees and news, sports and entertainment personalities. The Company believes that the unique combination of skills and experience possessed by its executive officers would be difficult to replace and that the loss of its executive officers could have a material adverse effect on the Company, including the impairment of the Company’s ability to execute successfully its business strategy. Additionally, the Company employs or independently contracts with several news, sports and entertainment personalities with significant, loyal audiences. News, sports and entertainment personalities are sometimes significantly responsible for the ranking of programming on a television station or cable network and, therefore, a significant influence on the ability of the station or network to sell advertising. The Company’s broadcast television stations and cable networks deliver programming with highly regarded on-air talent who are important to attracting and retaining audiences for the distributed news, sports and entertainment content. There can be no assurance that these news, sports and entertainment personalities will remain with us or retain their current appeal, or that the costs associated with retaining this and new talent will be favorable or acceptable to us. If the Company fails to retain or attract these personalities and talent or they lose their current audiences or advertising partners, the Company’s business, financial condition and results of operations could be adversely affected.

Labor disputes involving our own employees or those at businesses we depend on may disrupt our operations and adversely affect the Company’s business, financial condition and results of operations.

In a variety of the Company’s businesses, the Company and its partners engage the services of trade employees and others who are subject to collective bargaining agreements. If the Company or its partners are unable to renew expiring collective bargaining agreements, the affected unions could take action in the form of strikes or work stoppages. Such actions, as well as higher costs in connection with these collective bargaining agreements or a significant labor dispute, could have an adverse effect on the Company’s business by causing delays in production or reducing profit margins. Moreover, the Company has certain collective bargaining agreements, which are industry-wide agreements, and the Company may lack practical control over the negotiations and terms of the agreements in dispute.

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

Risks Relating to Cybersecurity, Piracy, Privacy and Data Protection

The degradation, failure or misuse of the Company’s network and information systems and other technology could cause a disruption of services or improper disclosure of personal data or other confidential information, resulting in increased costs, liabilities or loss of revenue.

Cloud services, content delivery and other networks, information systems and other technologies that we or our vendors or other partners use, including technology systems used in connection with the production and distribution of our content (the “Systems”), are critical to our business activities, and shutdowns or disruptions of, and cybersecurity attacks on, the Systems pose increasing risks. Disruptions to the Systems, such as computer hacking and phishing, theft, computer viruses, ransomware, worms or other destructive software, process breakdowns, denial of service attacks or other malicious activities, as well as power outages, natural or other disasters (including extreme weather), terrorist activities or human error, may affect the Systems and could result in disruption of our services, misappropriation, misuse, alteration, theft, loss, leakage, falsification, and accidental or premature release or improper disclosure of confidential or other information, including intellectual property and personal data (of third parties, employees and users of our streaming services and other digital properties) contained on the Systems. While we continue to develop, implement and maintain security measures seeking to prevent unauthorized access to or misuse of the Systems, such efforts are costly, require ongoing monitoring and updating and may not be successful in preventing these events from occurring given that the techniques used to access, disable or degrade service or sabotage systems change frequently and become more sophisticated and targeted. In addition, the Company’s recovery and business continuity plans may not be adequate to address any cybersecurity incidents that occur. The Company’s high profile sports and entertainment programming and its extensive news coverage of elections, sociopolitical events and public controversies subject us to heightened cybersecurity risks. Although no cybersecurity incident has been material to the Company’s businesses to date, we expect to continue to be subject to cybersecurity threats and there can be no assurance that we will not experience a material incident. Any cybersecurity incidents could result in a disruption of our operations, customer or advertiser dissatisfaction, damage to our reputation or brands, regulatory investigations, claims, lawsuits or loss of customers or revenue, and the Company may also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and may be required to expend significant resources to defend, remedy and/or address any incidents. The Company may not have adequate insurance coverage to compensate it for any losses that may occur.

Technological developments may increase the threat of content piracy and signal theft and limit the Company’s ability to protect its intellectual property rights.

Content piracy and signal theft present a threat to the Company’s revenues from products and services, including television shows, cable and other programming. The Company seeks to limit the threat of content piracy as well as cable and direct broadcast satellite programming signal theft; however, policing unauthorized use of the Company’s products and services and related intellectual property is often difficult and the steps taken by the Company may not in every case prevent infringement. Developments in technology, including digital copying, file compression technology, growing penetration of high-bandwidth Internet connections, increased availability and speed of mobile data networks, and new devices and applications that enable unauthorized access to content, increase the threat of content piracy by making it easier to access, duplicate, widely distribute and store high-quality pirated material. In addition, developments in software or devices that circumvent encryption technology and the falling prices of devices incorporating such technologies increase the threat of unauthorized use and distribution of direct broadcast satellite programming signals and the proliferation of user-generated content sites and live and stored video streaming sites, which deliver unauthorized copies of copyrighted content, including those emanating from other countries in various languages, may adversely impact the Company’s businesses. The proliferation of unauthorized distribution and use of the Company’s content could have an adverse effect on the Company’s businesses and profitability because it reduces the revenue that the Company could potentially receive from the legitimate sale and distribution of its products and services.

The Company takes a variety of actions to combat piracy and signal theft, both individually and, in some instances, together with industry associations, but the protection of the Company’s intellectual property rights depends on the scope and duration of the Company’s rights as defined by applicable laws in the U.S. and abroad and how those laws are construed. If those laws are interpreted in ways that limit the extent or duration of the Company’s rights or if existing laws are changed, the Company’s ability to generate revenue from intellectual property may decrease or the cost of obtaining and enforcing our rights may increase. A change in the laws of one jurisdiction may also have an impact on the Company’s overall ability to protect its intellectual property rights across other jurisdictions. The Company’s efforts to enforce its rights and protect its products, services and intellectual property may not be successful in preventing content piracy or signal theft. Further, while piracy and the proliferation of piracy-enabling technology tools continue to escalate, if any laws intended to combat piracy and protect intellectual property are repealed, weakened or not adequately enforced, or if the applicable legal systems fail to evolve and adapt to new technologies that facilitate piracy, we may be unable to effectively protect our rights and the value of our intellectual property may be negatively impacted, and our costs of enforcing our rights could increase.

The Company is subject to complex laws, regulations, rules, industry standards, and contractual obligations related to privacy and personal data protection, which are evolving, inconsistent and potentially costly.

We are subject to U.S. federal and state laws, as well as laws from other countries, relating to the collection, use, disclosure, and security of personal information. For example, the California Consumer Privacy Act imposes broad obligations on businesses’ collection, use, handling, and disclosure of personal information of California residents and imposes fines for noncompliance. The E.U. and other countries also have privacy and data security legislation, with significant penalties for violations, that apply to certain of the Company’s operations. New privacy and data protection laws continue to be introduced and interpretations of existing privacy laws, some of which may be inconsistent with one another, continue to evolve. Although the Company expends significant resources to comply with privacy and data protection laws, we may be subject to regulatory or other legal action despite these efforts. Any such action could result in damage to our reputation or brands, loss of customers or revenue, and other negative impacts to our operations. The Company may also be subject to liability under relevant contractual obligations and may be required to expend significant resources to defend, remedy and/or address any claims. The Company may not have adequate insurance coverage to compensate it for any losses that may occur. For more information, see Item 1, “Government Regulation – Privacy and Information Regulation.”

Risks Relating to Legal and Regulatory Matters

Changes in U.S. communications laws or other regulations may have an adverse effect on the Company’s business, financial condition and results of operations.

The Company is subject to a variety of regulations in the jurisdictions in which its businesses operate. In general, the television broadcasting and traditional MVPD industries in the U.S. are highly regulated by federal laws and regulations issued and administered by various federal agencies, including the FCC. The FCC generally regulates, among other things, the ownership of media, broadcast and multichannel video programming and technical operations of broadcast licensees. For example, the Company is required to apply for and operate in compliance with licenses from the FCC to operate a television station, purchase a new television station, or sell an existing television station, with licenses generally subject to an eight-year renewable term. Our program services and online properties are subject to a variety of laws and regulations, including those relating to issues such as content regulation, user privacy and data protection, and consumer protection. Further, the United States Congress, the FCC and state legislatures currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters, including technological changes and measures relating to network neutrality, privacy and data security, which could, directly or indirectly, affect the operations and ownership of the Company’s media properties. Any restrictions on political or other advertising may adversely affect the Company’s advertising revenues. In addition, some policymakers maintain that traditional MVPDs should be required to offer a la carte programming to subscribers on a network by network basis or “family friendly” programming tiers. Unbundling packages of program services may increase both competition for carriage on distribution platforms and marketing expenses, which could adversely affect the business, financial condition and results of operations of the Company’s cable networks. The threat of regulatory action or increased scrutiny that deters certain advertisers from advertising or reaching their intended audiences could adversely affect advertising revenue. Similarly, new federal or state laws or regulations or changes in interpretations of federal or state law or in regulations imposed by the U.S. government could require changes in the operations or ownership of our business and have a material adverse effect on our business, financial condition or results of operations.

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

The Company uses satellite systems to transmit its broadcast and cable networks to affiliates. The distribution facilities include uplinks, communications satellites and downlinks. Transmissions may be disrupted as a result of local disasters, including extreme weather, that impair on-ground uplinks or downlinks, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, failure to secure alternate distribution facilities in a timely manner could have a material adverse effect on the Company’s businesses and results of operations. Each of the Company’s television stations and cable networks uses studio and transmitter facilities that are subject to damage or destruction. Failure to restore such facilities in a timely manner could have a material adverse effect on the Company’s businesses and results of operations. Further, changes in FCC regulations have reduced the availability and use of satellite transmission spectrum. In 2020, the FCC began reallocating and “re-packing” a band of satellite transmission spectrum known as the “C-Band” used by the television industry to transmit programming in order to free up spectrum for the next generation of commercial wireless broadband services. This has reduced the availability and use of satellite transmission spectrum for the television industry, and additional changes in FCC regulations could lead to further reductions. The decreased availability of satellite transmission spectrum could diminish the quality of and increase interference to our transmissions, which could significantly hinder the Company’s ability to deliver its programming to broadcast affiliates and traditional MVPDs.

The Company could be subject to significant tax liabilities.

We are subject to taxation in U.S. federal, state and local jurisdictions. Changes in tax laws, regulations, practices or the interpretations thereof (including changes in legislation currently being considered) could affect the Company’s results of operations. Judgment is required in evaluating and estimating our provision and accruals for taxes. In addition, transactions occur during the ordinary course of business or otherwise for which the ultimate tax determination is uncertain.

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

Unfavorable litigation or governmental investigation results could require us to pay significant amounts or lead to onerous operating procedures.

We are subject from time to time to a number of lawsuits, including claims relating to competition, intellectual property rights, employment and labor matters, personal injury and property damage, free speech, customer privacy, regulatory requirements, and advertising, marketing and selling practices. Greater constraints on the use of arbitration to resolve certain of these disputes could adversely affect our business. We also spend substantial resources complying with various regulatory and government standards, including any related investigations and litigation. We may incur significant expenses defending any such suit or government charge and may be required to pay amounts or otherwise change our operations in ways that could adversely impact our businesses, results of operations or financial condition.

Risks Relating to Our Ownership Structure

Certain of the Company’s directors and officers may have actual or potential conflicts of interest because of their equity ownership in News Corp or because they also serve as officers and/or on the board of directors of News Corp.

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

These provisions could discourage potential acquisition proposals and could delay or prevent a change in control of the Company, even in the case where a majority of the stockholders may consider such proposals desirable.

Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the outstanding FOX class A common stock and 40.6% of FOX class B common stock, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional less than one percent of FOX class B common stock and 1.5% of FOX class A common stock. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate 1.5% of FOX class A common stock and 41.2% of FOX class B common stock.

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

The Company’s Board of Directors has approved a $4 billion stock repurchase program for the FOX class A common stock and FOX class B common stock, which could increase the percentage of FOX class B common stock held by the Murdoch Family Trust. The Company has entered into a stockholders agreement with the Murdoch Family Trust pursuant to which the Company and the Murdoch Family Trust have agreed not to take actions that would result in the

Murdoch Family Trust and Murdoch family members together owning more than 44% of the outstanding voting power of the shares of FOX class B common stock or would increase the Murdoch Family Trust’s voting power by more than 1.75% in any rolling 12-month period. The Murdoch Family Trust would forfeit votes to the extent necessary to ensure that the Murdoch Family Trust and the Murdoch family collectively do not exceed 44% of the outstanding voting power of the Class B shares, except where a Murdoch family member votes their own shares differently from the Murdoch Family Trust on any matter.

Risks Related to the Company’s Separation from 21CF

The Company may be unable to achieve some or all of the benefits it expects to achieve as a standalone, publicly traded company.

Following the Transaction, the Company may be more susceptible to market fluctuations and other adverse events than the Company would have otherwise been while it was still part of 21CF. As part of 21CF, the Company enjoyed certain benefits from 21CF’s scale, operating diversity and access to capital, which are no longer available. As a standalone, publicly traded company, we expect to benefit from, among other things, sharpened focus on the financial and operational resources of the Company’s businesses, which allows management to design and implement a capital structure, corporate strategies and policies that are based primarily on the business characteristics and strategic opportunities of the FOX businesses. We believe this will allow us to respond more effectively to industry dynamics and to create effective incentives for management and employees that are more closely tied to FOX’s business performance. If we fail to achieve some or all of the benefits that we expect to achieve as a standalone, publicly traded company or such benefits are delayed, our business, financial condition and results of operations could be adversely affected. As a result of the separation, the Company is in the process of completing an upgrade to its systems, including information technology. If the Company is unable to successfully complete the upgrade to its systems, the Company’s ability to comply with its financial reporting requirements and other rules applicable to public companies could be impaired and the Company’s business, financial condition or results of operations could be adversely affected.

The Company has a limited operating history as a standalone, publicly traded company, and the Company’s historical financial information for periods prior to the date of the Transaction is not necessarily representative of the results the Company would have achieved as a standalone, publicly traded company and may not be a reliable indicator of the Company’s future results.

The Company derived the historical financial information for periods prior to the date of the Transaction (the “Pre-Transaction Periods”) from 21CF’s consolidated financial statements, and this information does not necessarily reflect the results of operations and financial position the Company would have achieved as a standalone, publicly traded company during the Pre-Transaction Periods presented, or those that it will achieve in the future. This is primarily because of the following factors:

•

Prior to the Transaction, the Company operated as part of 21CF’s broader corporate organization, and 21CF provided various corporate services for the Company, including information technology, tax administration, treasury activities, accounting, benefits administration, legal and ethics and compliance program administration. The Company’s historical financial information for the Pre-Transaction Periods reflects allocations of corporate expenses from 21CF for these and similar services. These allocations may not reflect the costs the Company currently incurs, and will incur in the future, resulting from changes associated with the Company’s establishment as a standalone, publicly traded company, including changes in its cost structure, personnel needs, tax structure, financing and business operations.

•	The Company entered into transactions with 21CF that did not exist prior to the Transaction, including transition services, which caused the Company to incur new costs.
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

Each member of the 21CF consolidated group, which, prior to the Transaction, included 21CF, the Company and 21CF’s other subsidiaries, is jointly and severally liable for the U.S. federal income and, in certain jurisdictions, state tax liabilities of each other member of the consolidated group for periods prior to and including the Transaction. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of what was previously the 21CF consolidated group. The tax matters agreement entered into in connection with the Transaction requires 21CF and/or Disney to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the taxing authorities in amounts that the Company cannot quantify.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

FOX owns the FOX Studio Lot in Los Angeles, California. The historic lot is located on over 50 acres of land and has over 1.85 million square feet of space for both administration and production/post-production services available to service a wide array of industry clients, including 15 sound stages, two broadcast studios, theaters and screening rooms, editing rooms and other television and film production facilities. The FOX Studio Lot provides two primary revenue streams — the lease of a portion of the office space to 21CF and other third parties and the operation of studio facilities for third party productions, which until 2026 will predominantly be Disney productions.

In addition to the FOX Studio Lot in Los Angeles, California, FOX also owns and leases various real properties, primarily in the U.S., that are utilized in the conduct of its businesses. Each of these properties is considered to be in good condition, adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations. FOX’s policy is to improve and replace property as considered appropriate to meet the needs of the individual operations.

ITEM 3.	LEGAL PROCEEDINGS

See Note 14—Commitments and Contingencies to the accompanying Consolidated Financial Statements of FOX under the heading “Contingencies” for a discussion of the Company’s legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Fox Corporation’s Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), are listed and traded on The Nasdaq Global Select Market under the symbols “FOXA” and “FOX,” respectively. As of June 30, 2021, there were approximately 17,700 holders of record of shares of Class A Common Stock and approximately 4,700 holders of record of shares of Class B Common Stock.

Below is a summary of the Company’s repurchases of its Class A Common Stock and Class B Common Stock during fiscal 2021:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
Total first quarter fiscal 2021
Class A common stock(d)	7,045,530	$27.26
Class B common stock(d)	2,838,969	27.45
Total second quarter fiscal 2021
Class A common stock	3,589,464	27.87
Class B common stock	1,736,914	28.13
Total third quarter fiscal 2021
Class A common stock	6,531,112	34.39
Class B common stock	2,408,437	33.84
Total fourth quarter fiscal 2021
Class A common stock	5,153,043	37.50
Class B common stock	2,272,479	36.15
Total fiscal 2021
Class A common stock(d)	22,319,149	31.81
Class B common stock(d)	9,256,799	31.37
	31,575,948		$2,400

(a)	The Company has not made any purchases of Common Stock other than in connection with the publicly announced stock repurchase program described below.
(b)	These amounts exclude any fees, commissions or other costs associated with the share repurchases.
(c)

On November 6, 2019, the Company announced that its Board of Directors (the “Board”) had authorized a stock repurchase program providing for the repurchase of $2 billion of the Company’s Common Stock. On June 17, 2021, the Company announced that the Board had authorized the repurchase of an additional $2 billion of the Company’s Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time.

(d)

In connection with the stock repurchase program, the Company entered into two accelerated share repurchase (“ASR”) agreements to repurchase $154 million of Class A Common Stock and $66 million of Class B Common Stock in August 2020. In accordance with the ASR agreements, in August 2020, the Company paid a third-party financial institution $154 million and $66 million and received deliveries of approximately 5.6 million and 2.4 million shares of Class A Common Stock and Class B Common Stock, respectively. (See Note 11—Stockholders’ Equity to the accompanying Consolidated and Combined Financial Statements of FOX under the heading “Stock Repurchase Program” for more information).

In total, the Company repurchased approximately 32 million shares of Common Stock for $1 billion during fiscal 2021.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated and combined financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	For the years ended June 30,
	2021(a)	2020(a)	2019(a)	2018(b)	2017(c)
	(in millions, except per share data)
STATEMENT OF OPERATIONS DATA
Revenues	$12,909	$12,303	$11,389	$10,153	$9,921
Net income attributable to Fox Corporation stockholders	$2,150	$999	$1,595	$2,187	$1,372
Net income attributable to Fox Corporation stockholders per share - basic(d)	$3.64	$1.63	$2.57	$3.52	$2.21
Net income attributable to Fox Corporation stockholders per share - diluted(d)	$3.61	$1.62	$2.57	$3.52	$2.21
Cash dividend per share	$0.46	$0.46	$0.23	$-	$-

	As of June 30,
	2021	2020	2019	2018	2017
	(in millions)
BALANCE SHEET DATA
Cash and cash equivalents	$5,886	$4,645	$3,234	$2,500	$19
Total assets	22,926	21,750	19,509	13,121	10,348
Borrowings	7,951	7,946	6,751	-	-
Fox Corporation stockholders' equity	11,123	10,094	9,947	9,594	6,093

(a)

See Notes 1, 2, 3, 4, 5 and 21 to the accompanying Consolidated and Combined Financial Statements of FOX for information with respect to significant acquisitions, disposals, accounting changes, restructuring charges, programming write-downs and other transactions during fiscal 2021, 2020 and 2019.

(b)

In fiscal 2018, as part of a voluntary auction to reclaim television broadcast station spectrum concluded by the Federal Communications Commission (“FCC”) in March 2017, FOX recorded a pre-tax gain of $102 million related to the portion of spectrum relinquished to the FCC, which was included in Other, net in the Combined Statement of Operations for fiscal 2018.

(c)

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

Pursuant to the 21CF Disney Merger Agreement, immediately prior to the Distribution, the Company paid to 21CF a dividend in the amount of $8.5 billion (the “Dividend”). The final determination of the taxes in respect of the Separation and the Distribution for which the Company is responsible pursuant to the 21CF Disney Merger Agreement and a prepayment of the estimated taxes in respect of divestitures (collectively, the “Transaction Tax”) was $6.5 billion. Following the Distribution, on March 20, 2019 the Company received a cash payment in the amount of $2.0 billion from Disney, which had the net effect of reducing the Dividend the Company paid to 21CF. The Transaction Tax included a prepayment of the Company’s share of the estimated tax liabilities resulting from the anticipated divestitures by Disney of certain assets, principally the FOX Sports Regional Sports Networks (“RSNs”), which were sold by Disney during calendar year 2019. This prepayment was in the amount of approximately $700 million and is subject to adjustment in the future, when the actual amounts of all such tax liabilities are reported on the federal income tax returns of Disney or a subsidiary of Disney. Any such adjustment is not expected to have a material impact on the results of the Company. During the first quarter of fiscal 2021, the Company and Disney reached an agreement to settle the majority of the prepaid Divestiture Tax and the Company received $462 million from Disney as reimbursement of the Company’s prepayment based upon the sales price of the RSNs. This reimbursement was recorded in Other, net in the Statement of Operations (See Note 21—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net”).

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

In connection with the Separation, the Company entered into several agreements that govern certain aspects of the Company’s relationship with 21CF and Disney following the Separation. These include the Separation Agreement, a tax matters agreement, transition services agreements, as well as agreements relating to intellectual property licenses, employee matters, commercial arrangements and the FOX Studio Lot lease. The core transition services agreements will terminate in accordance with their terms by September 2021. See Note 1—Description of Business and Basis of Presentation to the accompanying Financial Statements under the heading “The Distribution” for additional information.

Basis of Presentation

The Company’s financial statements as of and for the years ended June 30, 2021 and 2020 are presented on a consolidated basis. The Company’s consolidated financial statements for the years ended June 30, 2021 and 2020 reflect the Company’s results of operations and cash flows as a standalone company, and the Company’s Consolidated Balance Sheets as of June 30, 2021 and 2020 consist of the Company’s consolidated balances.

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

The Consolidated and Combined Statements of Operations for the year ended June 30, 2019 include, for the periods prior to March 19, 2019, allocations for certain support functions that were provided on a centralized basis within 21CF prior to the Distribution and not recorded at the business unit level, such as certain expenses related to finance, legal, insurance, information technology, compliance and human resources management activities, among others. 21CF did not routinely allocate these costs to any of its business units. These expenses were allocated to FOX on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, headcount or other relevant measures. Management believes the assumptions underlying the financial statements, including the assumptions regarding allocating general corporate expenses from 21CF, are reasonable. Nevertheless, the financial statements may not include all of the actual expenses that would have been incurred by FOX and may not reflect FOX’s consolidated results of operations, financial position and cash flows had it been a standalone company during the entirety of the periods presented. Actual costs that would have been incurred if FOX had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred either during the fiscal year ended June 30, (“fiscal”) 2021 or early fiscal 2022 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for fiscal 2021, 2020 and 2019. This analysis is presented on both a consolidated/combined and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for fiscal 2021, 2020 and 2019, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of June 30, 2021. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

•

Television, which principally consists of the production, acquisition, marketing and distribution of broadcast network programming and free advertising-supported video-on-demand (“AVOD”) services under the FOX and Tubi brands, respectively, and the operation of 29 full power broadcast television stations, including 11 duopolies, in the U.S. Of these stations, 18 are affiliated with the FOX Network, 10 are affiliated with MyNetworkTV and one is an independent station.

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

The Company’s Cable Network Programming and Television segments derive the majority of their revenues from affiliate fees for the transmission of content and advertising sales. For fiscal 2021, the Company generated revenues of $12.9 billion, of which approximately 50% was generated from affiliate fees, approximately 42% was generated from advertising, and approximately 8% was generated from other operating activities.

Affiliate fees primarily include (i) monthly subscriber-based license and retransmission consent fees paid by programming distributors that carry our cable networks and our owned and operated television stations and (ii) fees received from non-owned and operated television stations that are affiliated with the FOX Network. U.S. law governing retransmission consent provides a mechanism for the television stations owned by the Company to seek and obtain payment from traditional MVPDs that carry the Company’s broadcast signals.

The Company’s revenues are impacted by rate changes, changes in the number of subscribers to the Company’s content and changes in the expenditures by advertisers. In addition, advertising revenues are subject to seasonality and cyclicality as a result of the impact of state, congressional and presidential elections cycles and special events that air on the Company’s networks, including the National Football League’s (“NFL”) Super Bowl, which is broadcast on the FOX Network on a rotating basis with other networks, and the Fédération Internationale de Football Association (“FIFA”) World Cup, which occurs every four years (for each of women and men), and other regular and post-season sports events, including one NFL Divisional playoff game that is aired on a rotating annual basis with another network.

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

At the same time, technological changes have affected advertisers’ options for reaching their target audiences. There has been a substantial increase in the availability of programming with reduced advertising or without advertising at all. As consumers switch to digital consumption of video content, there is still to be developed a consistent, broadly accepted measure of multiplatform audiences across the industry. Furthermore, the pricing and volume of advertising may be affected by shifts in spending from more traditional media and toward digital and mobile offerings, which can deliver targeted advertising more promptly, or toward newer ways of purchasing advertising.

The Company operates in a highly competitive industry and its performance is dependent, to a large extent, on the impact of changes in consumer behavior as a result of new technologies, the sale of advertising, the maintenance, renewal and terms of its carriage, affiliation and content agreements and programming rights, the popularity of its content, general economic conditions (including financial market conditions), the Company’s ability to manage its businesses effectively, and its relative strength and leverage in the industry. For more information, see Item 1. “Business” and Item 1A. “Risk Factors” included herein.

Impact of COVID-19

The coronavirus disease 2019 (“COVID-19”) pandemic has resulted in widespread and continuing negative impacts on the macroeconomic environment and disruption to the Company’s business. Weak economic conditions and increased volatility and disruption in the financial markets pose risks to the Company and its business partners, including advertisers whose expenditures tend to reflect overall economic conditions. Although the COVID-19 pandemic did not cause a significant reduction in the Company’s advertisers’ spending in fiscal 2021, future declines in the economic prospects of advertisers or the economy in general could negatively impact their advertising expenditures further. To date, the Company has not experienced meaningful subscriber declines due to the weak economic environment associated with the pandemic. However, there could be industry-wide changes in consumer behavior that result from the weak economic environment or the resumption of ordinary activities as the economy recovers, such as increasing numbers of consumers canceling or foregoing subscriptions to MVPD services, that could adversely affect the Company’s affiliate fee and advertising revenues. In addition, the Company’s business depends on the volume and popularity of the content it distributes, particularly sports content. As a result of the COVID-19 pandemic, there have been cancellations or postponements of live sports events to which the Company has broadcast rights and suspensions of the production of certain entertainment content. These content disruptions have adversely affected the Company’s advertising and affiliate fee revenues and there could be additional adverse impacts on its advertising or affiliate fee revenues in the future. To the extent the COVID-19 or other pandemic further negatively impacts the timing of or the Company’s ability to air sports events, particularly Major League Baseball (“MLB”), NFL or college sports, it could result in a significantly greater adverse effect on the Company’s business, financial condition or results of operations than the Company has experienced thus far.

Other Business Developments

In March 2021, the Company reached a new and expanded media rights agreement with the NFL that runs through the 2033 season. The 11-year agreement extends FOX Sports’ coverage of premier NFC games, creates new and exclusive holiday games on the FOX Network, and expands FOX’s digital rights to enable future direct-to-consumer opportunities as well as NFL programming on FOX’s AVOD service Tubi.

RESULTS OF OPERATIONS

Results of Operations—Fiscal 2021 versus Fiscal 2020

The following table sets forth the Company’s operating results for fiscal 2021, as compared to fiscal 2020:

	For the years ended June 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$6,435	$5,908	$527	9%
Advertising	5,431	5,333	98	2%
Other	1,043	1,062	(19)	(2)%
Total revenues	12,909	12,303	606	5%
Operating expenses	(8,037)	(7,807)	(230)	(3)%
Selling, general and administrative	(1,807)	(1,741)	(66)	(4)%
Depreciation and amortization	(300)	(258)	(42)	(16)%
Impairment and restructuring charges	(35)	(451)	416	92%
Interest expense	(395)	(369)	(26)	(7)%
Interest income	4	35	(31)	(89)%
Other, net	579	(248)	827	**
Income before income tax expense	2,918	1,464	1,454	99%
Income tax expense	(717)	(402)	(315)	(78)%
Net income	2,201	1,062	1,139	**
Less: Net income attributable to noncontrolling interests	(51)	(63)	12	19%
Net income attributable to Fox Corporation stockholders	$2,150	$999	$1,151	**

**	not meaningful

Overview—The Company’s revenues increased 5% for fiscal 2021, as compared to fiscal 2020, as higher affiliate fee and advertising revenues were partially offset by lower other revenue. The increase in affiliate fee revenue was primarily attributable to higher average rates due to rate increases from affiliate agreement renewals and contractual rate increases on existing affiliate agreements, partially offset by the impact of a lower average number of subscribers and estimated affiliate fee credits provided as a result of cancelled live college football games due to COVID-19. The increase in advertising revenue was primarily due to the impact of the consolidation of Tubi Inc. (“Tubi”), which experienced record viewership and record advertising revenue, higher political advertising revenue at the FOX Television Stations related to the 2020 presidential and congressional elections, higher linear and digital advertising revenue from the 2020 presidential election coverage at FOX News Media, and the rotating broadcast of one additional NFL Divisional playoff game, partially offset by the comparative effect of the broadcast of the NFL’s Super Bowl LIV in February 2020 (the “Super Bowl”) and lower ratings at the FOX Network due in part to COVID-19-impacted schedules in the current year.

Operating expenses increased 3% for fiscal 2021, as compared to fiscal 2020, primarily due to the impact of the consolidation of Tubi, partially offset by lower sports programming rights amortization and production costs, including the absence of the broadcast of the Super Bowl in the current year and the cancellation of live college football games, and lower entertainment programming rights amortization due to fewer hours of original scripted programming as a result of COVID-19. Partially offsetting lower sports programming rights amortization and production costs were contractual rate increases for NFL, MLB and college football content, the rotating broadcast of one additional NFL Divisional playoff game and a higher volume of National Association of Stock Car Auto Racing (“NASCAR”) races due to fewer races following the COVID-19-impacted schedule in the prior year.

Selling, general and administrative expenses increased 4% for fiscal 2021, as compared to fiscal 2020, primarily due to higher legal and marketing expenses and the impact of acquisitions that occurred in fiscal 2020 (the “Fiscal 2020 Acquisitions”) (See Note 3—Acquisitions, Disposals and Other Transactions to the accompanying Financial Statements), partially offset by lower professional fees, lower bad debt expense and lower marketing costs associated with the absence of the Super Bowl in the current year.

Depreciation and amortization—Depreciation and amortization expense increased 16% for fiscal 2021, as compared to fiscal 2020, primarily due to assets placed into service as the Company transitioned from service agreements in connection with the Separation (as defined in Note 1—Description of Business and Basis of Presentation to the accompanying Financial Statements under the heading “The Distribution”) and the Fiscal 2020 Acquisitions.

Impairment and restructuring charges—See Note 4—Restructuring Programs to the accompanying Financial Statements.

Interest expense—Interest expense increased 7% for fiscal 2021 as compared to fiscal 2020, primarily due to the issuance of $1.2 billion of senior notes in April 2020 (See Note 9—Borrowings to the accompanying Financial Statements under the heading “Public Debt – Senior Notes Issued” for additional information).

Interest income—Interest income decreased for fiscal 2021, as compared to fiscal 2020, primarily due to lower interest rates.

Other, net—See Note 21—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net.”

Income tax expense—The Company’s tax provision and related effective tax rate of 25% for fiscal 2021 was higher than the statutory rate of 21% primarily due to state taxes, partially offset by a benefit from the reduction of uncertain tax positions for state tax audits. The Company’s tax provision and related effective tax rate of 27% for fiscal 2020 was higher than the statutory rate of 21% primarily due to state taxes and other permanent items. See Note 16—Income Taxes to the accompanying Financial Statements.

Net income—Net income increased $1.1 billion for fiscal 2021 as compared to fiscal 2020, primarily due the receipt of the $462 million reimbursement from Disney related to the Divestiture Tax (See Note 1—Description of Business and Basis of Presentation to the accompanying Financial Statements), higher Segment EBITDA (as defined below) at the Cable Network Programming and Television segments and higher net gains on investments in equity securities (See Note 21—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net”), partially offset by lower restructuring charges due to the contract termination costs related to a programming rights agreement with the United States Golf Association (“USGA”) in the prior year (See Note 4—Restructuring Programs to the accompanying Financial Statements under the heading “Fiscal 2020”) and higher income tax expense.

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

Overview—The Company’s revenues increased 8% for fiscal 2020, as compared to fiscal 2019, due to higher affiliate fee, advertising and other revenues. The increase in affiliate fee revenue was primarily due to higher average rates per subscriber and higher fees received from television stations that are affiliated with the FOX Network, partially offset by the impact of a lower average number of subscribers. The increase in advertising revenue was primarily due to the broadcast of the Super Bowl, higher pricing and higher digital advertising revenue, including the impact of the consolidation of Tubi, partially offset by the impact of COVID-19 (including a decline in the local advertising market and the postponement of live sports events), lower political advertising revenue at the FOX Television Stations due to the U.S. midterm elections in November 2018, the effect of fewer broadcasts of FIFA World Cup events and one less NFL Divisional playoff game. The increase in other revenues was primarily due to the impact of the consolidation of Bento Box Entertainment, LLC (“Bento Box”) and Credible in fiscal 2020 and revenues generated from the operation of the FOX Studio Lot for third parties.

Operating expenses increased 7% for fiscal 2020, as compared to fiscal 2019, primarily due to higher sports programming rights amortization and production costs at the Television segment, including Super Bowl costs, the impact of the Fiscal 2020 Acquisitions, the recognition of a write-down of approximately $95 million related to programming rights as compared to approximately $55 million in the prior year (See Note 5—Inventories, net to the accompanying Financial Statements) and higher broadcast costs related to operating as a standalone public company. Partially offsetting the increase in operating expenses was the broadcast of fewer sports events as a result of COVID-19, fewer broadcasts of FIFA World Cup events and one less NFL Divisional playoff game.

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

Depreciation and amortization—Depreciation and amortization expense increased 22% for fiscal 2020, as compared to fiscal 2019, primarily due to higher costs in fiscal 2020 related to operating as a standalone public company following the Distribution as compared to a partial year of allocated costs in fiscal 2019 and the impact of the Fiscal 2020 Acquisitions.

Impairment and restructuring charges—See Note 4—Restructuring Programs to the accompanying Financial Statements.

Interest expense—Interest expense increased 82% for fiscal 2020, as compared to fiscal 2019, primarily due to the issuance of $6.8 billion of senior notes in January 2019 and $1.2 billion of senior notes in April 2020, partially offset by the effect of the bridge credit agreement commitment letter which was entered into in December 2017, including the write-off of unamortized costs as a result of the termination of the bridge credit agreement in March 2019 (See Note 9—Borrowings to the accompanying Financial Statements).

Other, net—See Note 21—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net.”

Income tax expense—The Company’s tax provision and related effective tax rate of 27% for fiscal 2020 was higher than the statutory rate of 21% primarily due to state taxes and other permanent items. The Company’s tax provision and related effective tax rate of 26% for fiscal 2019 was higher than the statutory rate of 21% primarily due to the impact of state taxes. See Note 16—Income Taxes to the accompanying Financial Statements.

Net income—Net income decreased 35% for fiscal 2020, as compared to fiscal 2019, primarily due to restructuring charges at the Cable Network Programming and Television segments reflecting contract termination costs related to a programming rights agreement with the USGA, higher costs in fiscal 2020 related to operating as a standalone public company, including interest expense, and lower net gains on investments in equity securities (See Note 21—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net”). Partially offsetting these decreases was higher Segment EBITDA at the Cable Network Programming segment and lower income tax expense.

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

Fiscal 2021 versus Fiscal 2020

The following tables set forth the Company’s Revenues and Segment EBITDA for fiscal 2021, as compared to fiscal 2020:

	For the years ended June 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Cable Network Programming	$5,683	$5,492	$191	3%
Television	7,048	6,661	387	6%
Other, Corporate and Eliminations	178	150	28	19%
Total revenues	$12,909	$12,303	$606	5%

	For the years ended June 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Segment EBITDA
Cable Network Programming	$2,876	$2,706	$170	6%
Television	555	430	125	29%
Other, Corporate and Eliminations	(344)	(357)	13	4%
Adjusted EBITDA(a)	$3,087	$2,779	$308	11%

(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Cable Network Programming (44% and 45% of the Company’s revenues in fiscal 2021 and 2020, respectively)

	For the years ended June 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$3,995	$3,870	$125	3%
Advertising	1,337	1,164	173	15%
Other	351	458	(107)	(23)%
Total revenues	5,683	5,492	191	3%
Operating expenses	(2,289)	(2,316)	27	1%
Selling, general and administrative	(540)	(494)	(46)	(9)%
Amortization of cable distribution investments	22	24	(2)	(8)%
Segment EBITDA	$2,876	$2,706	$170	6%

Revenues at the Cable Network Programming segment increased for fiscal 2021 as compared to fiscal 2020 as the increases in advertising and affiliate fee revenues were partially offset by lower other revenue. The increase in advertising revenue was primarily due to higher linear and digital advertising revenue from the 2020 presidential election coverage at FOX News Media. The increase in affiliate fee revenue was primarily due to rate increases from affiliate agreement renewals and contractual rate increases on existing affiliate agreements, partially offset by a lower average number of subscribers and estimated affiliate fee credits provided as a result of the cancellation of live college football games due to COVID-19. The decrease in the average number of subscribers was due to a reduction in traditional MVPD subscribers, partially offset by an increase in digital MVPD subscribers. The decrease in other revenues was primarily attributable to lower sports sublicensing revenues and lower revenues generated from Premier Boxing Champions (“PBC”) pay-per-view events due in part to COVID-19.

Cable Network Programming Segment EBITDA increased for fiscal 2021 as compared to fiscal 2020 primarily due to the revenue increases noted above, partially offset by higher expenses. Selling, general and administrative expenses increased primarily due to higher legal and marketing expenses, including promotional expenses associated with FOX Nation. Operating expenses decreased primarily due to lower sports programming rights amortization and production costs driven by cancelled live games in the first half of fiscal 2021, partially offset by the shift of NASCAR races and MLB regular season games into fiscal 2021 as a result of COVID-19 and contractual rate increases for MLB and college football content.

Television (55% and 54% of the Company’s revenues in fiscal 2021 and 2020, respectively)

	For the years ended June 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Advertising	$4,094	$4,169	$(75)	(2)%
Affiliate fee	2,440	2,038	402	20%
Other	514	454	60	13%
Total revenues	7,048	6,661	387	6%
Operating expenses	(5,662)	(5,437)	(225)	(4)%
Selling, general and administrative	(831)	(794)	(37)	(5)%
Segment EBITDA	$555	$430	$125	29%

Revenues at the Television segment increased for fiscal 2021, as compared to fiscal 2020, due to higher affiliate fee and other revenues partially offset by lower advertising revenue. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates partially offset by a lower average number of subscribers at the Company’s owned and operated television stations. The increase in other revenues was primarily due to higher content revenue at Bento Box and FOX Entertainment. The decrease in advertising revenue was primarily due to the comparative effect of the broadcast of the Super Bowl in fiscal 2020 and lower ratings at the FOX Network due in part to COVID-19-impacted schedules partially offset by the impact of the consolidation of Tubi, higher political advertising revenue at the FOX Television Stations related to the 2020 presidential and congressional elections and the rotating broadcast of one additional NFL Divisional playoff game.

Television Segment EBITDA increased for fiscal 2021, as compared to fiscal 2020, due to the revenue increases noted above partially offset by higher expenses. Operating expenses increased primarily due to the impact of the consolidation of Tubi partially offset by lower sports programming rights amortization and production costs, including the absence of the broadcast of the Super Bowl in the current year, and lower entertainment programming rights amortization due to fewer hours of original scripted programming as a result of COVID-19. Partially offsetting the decrease in sports programming rights amortization and production costs were contractual rate increases for NFL, MLB and college football content and the rotating broadcast of one additional NFL Divisional playoff game. Selling, general and administrative expenses increased primarily due to the Fiscal 2020 Acquisitions partially offset by lower bad debt expense and lower marketing costs associated with the absence of the Super Bowl in the current year.

Other, Corporate and Eliminations (1% of the Company’s revenues for fiscal 2021 and 2020)

	For the years ended June 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues	$178	$150	$28	19%
Operating expenses	(86)	(54)	(32)	(59)%
Selling, general and administrative	(436)	(453)	17	4%
Segment EBITDA	$(344)	$(357)	$13	4%

Revenues at the Other, Corporate and Eliminations segment increased for fiscal 2021, as compared to fiscal 2020, primarily due to the impact of the consolidation of Credible in the second quarter of fiscal 2020 and growth at Credible. Operating expenses increased primarily due to the impact of the consolidation of Credible and growth at Credible. Selling, general and administrative expenses decreased primarily due to lower professional fees.

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

Revenues at the Cable Network Programming segment increased for fiscal 2020, as compared to fiscal 2019, due to higher affiliate fee and other revenues, partially offset by lower advertising revenue. The increase in affiliate fee revenue was primarily attributable to higher average rates per subscriber, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, partially offset by the impact of a lower average number of subscribers. The decrease in the average number of subscribers was due to a reduction in subscribers to traditional MVPDs, partially offset by an increase in digital MVPD subscribers. The decrease in advertising revenue was primarily due to the broadcast of fewer sports events, including NASCAR, MLB and Major League Soccer, and studio shows as a result of COVID-19, the effect of fewer broadcasts of FIFA World Cup events and the absence of Ultimate Fighting Championship (“UFC”) content, partially offset by higher digital advertising revenue at FOX News Media. The increase in other revenues was primarily attributable to higher sports sublicensing revenue and increased revenues generated from PBC pay-per-view events at FOX Sports and higher revenues at FOX News Media.

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

Revenues at the Television segment increased for fiscal 2020, as compared to fiscal 2019, due to higher advertising, affiliate fee and other revenues. The increase in advertising revenue was primarily due to revenues resulting from the broadcast of the Super Bowl of approximately $500 million, including the post-game broadcast of The Masked Singer, higher pricing at the FOX Network, increased digital advertising revenue, including the impact of the consolidation of Tubi, and the broadcast of two additional MLB World Series games. Partially offsetting the increase in advertising revenue was the impact of COVID-19, including a decline in the local advertising market and the postponement of live sports events, lower political advertising revenue at the FOX Television Stations due to the U.S. midterm elections in November 2018, lower ratings at the FOX Network, fewer broadcasts of FIFA World Cup events and one less NFL Divisional playoff game. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber, partially offset by a lower average number of subscribers at the Company’s owned and operated television stations. The increase in other revenues was primarily due to the impact of the consolidation of Bento Box, partially offset by lower digital content licensing revenue at the FOX Network.

Television Segment EBITDA decreased for fiscal 2020, as compared to fiscal 2019, due to higher expenses, partially offset by the revenue increases noted above. Operating expenses increased primarily due to higher sports programming rights amortization and production costs, including Super Bowl costs, the impact of the consolidation of Bento Box and Tubi, higher costs related to investments in scripted original programming and co-production arrangements with third party studios and costs related to the launch of WWE Friday Night SmackDown, partially offset by the postponement of live sports events and fewer hours of scripted original programming as a result of COVID-19, the effect of fewer broadcasts of FIFA World Cup events and the absence of one NFL Divisional playoff game. Selling, general and administrative expenses increased primarily due to higher costs related to operating as a standalone public company and increased bad debt expense.

Other, Corporate and Eliminations (1% of the Company’s revenues in fiscal 2020 and 2019, respectively)

	For the years ended June 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues	$150	$29	$121	**
Operating expenses	(54)	(3)	(51)	**
Selling, general and administrative	(453)	(310)	(143)	(46)%
Segment EBITDA	$(357)	$(284)	$(73)	(26)%

**	not meaningful

Revenues at the Other, Corporate and Eliminations segment increased for fiscal 2020, as compared to fiscal 2019, primarily due to a full year of revenues generated from the operation of the FOX Studio Lot for third parties and the impact of the consolidation of Credible. Operating expenses increased primarily due to the consolidation of Credible and a full year of costs of operating the FOX Studio Lot for third parties. Selling, general and administrative expenses increased primarily due to higher costs related to operating as a standalone public company, a full year of costs of operating the FOX Studio Lot for third parties and the consolidation of Credible.

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

Fiscal 2021 versus Fiscal 2020

The following table reconciles Net income to Adjusted EBITDA for fiscal 2021, as compared to fiscal 2020:

	For the years ended June 30,
	2021	2020
	(in millions)
Net income	$2,201	$1,062
Add
Amortization of cable distribution investments	22	24
Depreciation and amortization	300	258
Impairment and restructuring charges	35	451
Interest expense	395	369
Interest income	(4)	(35)
Other, net	(579)	248
Income tax expense	717	402
Adjusted EBITDA	$3,087	$2,779

The following table sets forth the computation of Adjusted EBITDA for fiscal 2021, as compared to fiscal 2020:

	For the years ended June 30,
	2021	2020
	(in millions)
Revenues	$12,909	$12,303
Operating expenses	(8,037)	(7,807)
Selling, general and administrative	(1,807)	(1,741)
Amortization of cable distribution investments	22	24
Adjusted EBITDA	$3,087	$2,779

Fiscal 2020 versus Fiscal 2019

The following table reconciles Net income to Adjusted EBITDA for fiscal 2020, as compared to fiscal 2019:

	For the years ended June 30,
	2020	2019
	(in millions)
Net income	$1,062	$1,643
Add
Amortization of cable distribution investments	24	38
Depreciation and amortization	258	212
Impairment and restructuring charges	451	26
Interest expense	369	203
Interest income	(35)	(41)
Other, net	248	19
Income tax expense	402	581
Adjusted EBITDA	$2,779	$2,681

The following table sets forth the computation of Adjusted EBITDA for fiscal 2020, as compared to fiscal 2019:

	For the years ended June 30,
	2020	2019
	(in millions)
Revenues	$12,303	$11,389
Operating expenses	(7,807)	(7,327)
Selling, general and administrative	(1,741)	(1,419)
Amortization of cable distribution investments	24	38
Adjusted EBITDA	$2,779	$2,681

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds which are highly dependent upon the continuation of affiliate agreements and the state of the advertising markets. To date, the Company has not experienced meaningful subscriber declines due to the pandemic. However, there could be industry-wide changes in consumer behavior due to the pandemic, such as increasing numbers of consumers canceling or foregoing subscriptions to MVPD services, that could adversely affect the Company’s affiliate fee and advertising revenues. As a result of the COVID-19 pandemic, there have been cancellations or postponements of live sports events to which the Company has broadcast rights and suspensions of the production of certain entertainment content. These content disruptions have adversely affected the Company’s advertising and affiliate fee revenues and there could be additional adverse impacts on its advertising or affiliate fee revenues in the future. To the extent the COVID-19 or other pandemic further negatively impacts the timing of or the Company’s ability to air sports events, particularly MLB, NFL or college sports, it could result in a significantly greater adverse effect on the Company’s business, financial condition or results of operations than the Company has experienced thus far. The magnitude of the impact of the COVID-19 pandemic on the Company remains uncertain and subject to change and will depend on evolving factors the Company may not be able to control or accurately predict. These include the duration and scope of the pandemic (including the extent of future surges, mutations or strains of the disease and the efficacy of vaccination and other efforts to contain the virus or treat its impact); the duration and extent of the pandemic’s impact on global and regional economies and economic activity, the pace of economic recovery and the economic and operating conditions facing the Company and others in the pandemic’s aftermath; the effect of governmental actions that have been and may continue to be imposed in response to the pandemic; the impact of the pandemic on the health, well-being and productivity of the Company’s employees and the Company’s ability to conduct its operations; and potential changes in consumer behavior.

The Company has approximately $5.9 billion of cash and cash equivalents as of June 30, 2021 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 9—Borrowings to the accompanying Financial Statements). The Company also has access to the worldwide capital markets, subject to market conditions which could be impacted by COVID-19. As of June 30, 2021, the Company was in compliance with all of the covenants under its revolving credit facility, and it does not anticipate any noncompliance with such covenants.

The principal uses of cash that affect the Company’s liquidity position include the following: the acquisition of rights and related payments for entertainment and sports programming; operational expenditures including production costs; marketing and promotional expenses; expenses related to broadcasting the Company’s programming along with the continued investment in the Company’s broadcast technical facilities following the Distribution; employee and facility costs; capital expenditures; acquisitions; interest and dividend payments; debt repayments; and stock repurchases.

In addition to the acquisitions, sales and possible acquisitions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Sources and Uses of Cash—Fiscal 2021 vs. Fiscal 2020

Net cash provided by operating activities for fiscal 2021 and 2020 was as follows (in millions):

For the years ended June 30,	2021	2020
Net cash provided by operating activities	$2,639	$2,365

The increase in net cash provided by operating activities during fiscal 2021, as compared to fiscal 2020, was comprised of higher Segment EBITDA and higher programming amortization over cash payments at the Television segment partially offset by higher advertising and affiliate billings along with higher tax payments.

Net cash used in investing activities for fiscal 2021 and 2020 was as follows (in millions):

For the years ended June 30,	2021	2020
Net cash used in investing activities	$(528)	$(1,100)

Net cash used in investing activities during fiscal 2021 was primarily comprised of payments related to investments made in connection with establishing the Company’s standalone broadcast technical facilities as compared to the acquisitions of Tubi, three television stations and Credible during fiscal 2020.

Net cash (used in) provided by financing activities for fiscal 2021 and 2020 was as follows (in millions):

For the years ended June 30,	2021	2020
Net cash (used in) provided by financing activities	$(870)	$146

Net cash used in financing activities during fiscal 2021 was primarily comprised of repurchases of shares of the Company’s Common Stock and dividends paid to stockholders of $1.3 billion partially offset by the $462 million reimbursement from Disney related to the Divestiture Tax. The net cash provided by financing activities during fiscal 2020 was primarily due to the April 2020 issuance of $1.2 billion of senior notes, partially offset by repurchases of shares of the Company’s Common Stock and dividends paid of $935 million to stockholders during fiscal 2020.

Stock Repurchase Program

See Note 11—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program.”

Dividends

Dividends paid in fiscal 2021 totaled $0.46 per share of Class A Common Stock and Class B Common Stock. Subsequent to June 30, 2021, the Company increased its semi-annual dividend and declared a semi-annual dividend of $0.24 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on September 29, 2021 with a record date for determining dividend entitlements of September 1, 2021.

Based on the number of shares outstanding as of June 30, 2021, and the new annual dividend rate stated above, the total aggregate cash dividends expected to be paid to stockholders in fiscal 2022 is approximately $275 million.

Sources and Uses of Cash—Fiscal 2020 vs. Fiscal 2019

Net cash provided by operating activities for fiscal 2020 and 2019 was as follows (in millions):

For the years ended June 30,	2020	2019
Net cash provided by operating activities	$2,365	$2,524

The decrease in net cash provided by operating activities during fiscal 2020, as compared to fiscal 2019, was primarily due to a payment to the USGA for contract termination costs related to the associated programming rights, higher cash paid for interest as a result of the January 2019 issuance of $6.8 billion of senior notes and cash paid for income taxes as a result of operating as a standalone public company, partially offset by higher cash receipts at the Television segment.

Net cash used in investing activities for fiscal 2020 and 2019 was as follows (in millions):

For the years ended June 30,	2020	2019
Net cash used in investing activities	$(1,100)	$(637)

The increase in net cash used in investing activities during fiscal 2020, as compared to fiscal 2019, was primarily due to the acquisitions of Tubi, three television stations and Credible and the investment in Flutter, partially offset by the cash proceeds from the sale of the Company’s investment in Roku during fiscal 2020 as compared to the investments in The Stars Group, Caffeine, Inc. and Caffeine Studio, LLC during fiscal 2019 (See Note 3—Acquisitions, Disposals and Other Transactions to the accompanying Financial Statements).

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

Debt Instruments

The following table summarizes cash from borrowings for fiscal 2021, 2020 and 2019:

	For the years ended June 30,
	2021	2020	2019
	(in millions)
Borrowings
Notes due 2025 and 2030(a)	$-	$1,191	$-
Notes due 2022, 2024, 2029, 2039 and 2049(a)	-	-	6,750
Total borrowings	$-	$1,191	$6,750

(a)	See Note 9—Borrowings to the accompanying Financial Statements under the heading “Public Debt - Senior Notes Issued.”

Ratings of the Senior Notes

The following table summarizes the Company’s credit ratings as of June 30, 2021:

Rating Agency	Senior Debt	Outlook
Moody's	Baa2	Stable
Standard & Poor's	BBB	Stable

Revolving Credit Agreement

The Company has an unused five-year $1.0 billion unsecured revolving credit facility with a maturity date of March 2024 (See Note 9—Borrowings to the accompanying Financial Statements).

Commitments and Contingencies

The Company has commitments under certain firm contractual arrangements (“firm commitments”), to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2021:

	As of June 30, 2021
	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Operating leases	$589	$103	$201	$140	$145
Borrowings	8,000	750	1,250	600	5,400
Sports programming rights	36,905	4,371	8,219	7,447	16,868
Entertainment programming rights	1,122	787	319	16	-
Other commitments and contractual obligations	587	280	249	58	-
Total commitments, borrowings and contractual obligations	$47,203	$6,291	$10,238	$8,261	$22,413

For additional details on commitments see Note 14—Commitments and Contingencies to the accompanying Financial Statements under the headings “Operating leases,” “Sports programming rights” and “Other commitments and contractual obligations.”

Pension and other postretirement benefits and uncertain tax benefits

The table above excludes the Company’s pension, other postretirement benefits (“OPEB”) obligations and the gross unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing. The Company made contributions of $63 million and $30 million to its direct pension plans in fiscal 2021 and 2020, respectively. The majority of these contributions were voluntarily made to improve the funded status of the plans. Future plan contributions are dependent upon actual plan asset returns, interest rates and statutory requirements. Assuming that actual plan asset returns are consistent with the Company’s expected plan returns in fiscal 2022 and beyond and that interest rates remain constant, the Company would not be required to make any material contributions to its pension plans for the immediate future. Required pension plan contributions for the next fiscal year are not expected to be material but the Company may make voluntary contributions in future periods. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s OPEB plans. The Company does not expect its net OPEB payments to be material in fiscal 2022 (See Note 15—Pension and Other Postretirement Benefits to the accompanying Financial Statements for further discussion of the Company’s pension and OPEB plans).

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

The Company generates affiliate fee revenue from affiliate agreements with traditional and digital MVPDs for cable network programming and for the broadcast of the Company’s owned and operated television stations. In addition, the Company generates affiliate fee revenue from agreements with independently owned television stations that are affiliated with the FOX Network and receives retransmission consent fees from traditional and digital MVPDs for their signals. Affiliate fee revenue is recognized at a point in time when the network programming is made available to the customer. For contracts with affiliate fees based on the number of the affiliate’s subscribers, revenues are recognized based on the contractual rate multiplied by the estimated number of subscribers each period. For contracts with fixed affiliate fees, revenues are recognized based on the relative standalone selling price of the network programming provided over the contract term, which generally reflects the invoiced amount. Affiliate contracts are generally multi-year contracts with payments due monthly.

The Company classifies the amortization of cable distribution investments against affiliate fee revenue in accordance with Accounting Standards Codification (“ASC”) 606-10-32-25 through 27, “Revenue Recognition—Consideration Payable to a Customer.” The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period.

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

As a result of the evaluation of the recoverability of the unamortized costs associated with the Company’s programming rights, the Company recognized write-downs of approximately nil, $95 million and $55 million in fiscal 2021, 2020 and 2019, respectively, related to sports, entertainment and syndicated programming rights at the Cable Network Programming and Television segments, which were recorded in Operating expenses in the Consolidated Statements of Operations.

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

During fiscal 2021, the Company determined that the goodwill and indefinite-lived intangible assets included in the accompanying Consolidated Balance Sheet as of June 30, 2021, were not impaired. The Company determined there are no reporting units with goodwill considered to be at risk and will continue to monitor its goodwill and intangible assets for possible future impairment.

See Note 2—Summary of Significant Accounting Policies to the accompanying Financial Statements under the heading “Annual Impairment Review” for further discussion.

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

For financial reporting purposes, net periodic pension expense is calculated based upon a number of actuarial assumptions, including a discount rate, an expected rate of return on plan assets and mortality. The Company considers current market conditions, including changes in investment returns and interest rates, in making these assumptions. The expected long-term rate of return is determined using the current target asset allocation of 40% equity securities, 48% fixed income securities and 12% in other investments, and applying expected future returns for the various asset classes and correlations amongst the asset classes. A portion of the other investments is allocated to cash to pay near-term benefits.

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

The key assumptions used in developing the Company’s fiscal 2021, 2020 and 2019 net periodic pension expense for its plans consist of the following:

	2021	2020	2019
	(in millions, except %)
Discount rate for service cost	2.9%	3.7%	4.6%
Discount rate for interest cost	2.2%	3.2%	4.1%
Assets
Expected rate of return	6.5%	7.0%	7.0%
Actual return	$195	$24	$50
Expected return	50	55	30
Actuarial gain (loss)	$145	$(31)	$20
One year actual return	26.1%	3.4%	N/A

Discount rates are volatile from year to year because they are determined based upon the prevailing rates as of the measurement date. The Company will utilize discount rates of 2.8% and 2.1% in calculating the fiscal 2022 service cost and interest cost, respectively, for its plans. The Company will use an expected long-term rate of return of 5.1% for fiscal 2022 based principally on the future return expectation of the plans’ asset mix. The accumulated net pre-tax losses on the Company’s pension and postretirement benefit plans as of June 30, 2021 were $424 million which decreased from $556 million as of June 30, 2020. This decrease of $132 million was primarily due to asset gains and the recognition of deferred losses related to amortization partially offset by the change in discount rate assumption utilized in measuring plan obligations and other changes. The overall accumulated pre-tax net losses as of June 30, 2021 were primarily the result of changes in discount rates. Lower discount rates increase present values of benefit obligations and increase the Company’s deferred losses and also increase subsequent-year pension expense. Higher discount rates decrease the present values of benefit obligations and reduces the Company’s accumulated net loss and also decrease subsequent-year pension expense. These deferred losses are being systematically recognized in future net periodic pension expense in accordance with ASC 715, “Compensation—Retirement Benefits.” Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (“PBO”) are recognized over the average future service of the plan participants or average future life of the plan participants.

The Company made contributions of $63 million, $30 million and $83 million to its pension plans in fiscal 2021, 2020 and 2019, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans which were impacted by the economic conditions noted above. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2022 and beyond and that interest rates remain constant, the Company would not be required to make any material statutory contributions to its pension plans for the immediate future. The Company will continue to make voluntary contributions as necessary to improve funded status.

Changes in net periodic pension expense may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Increase $4 million	Increase $44 million
0.25 percentage point increase in discount rate	Decrease $4 million	Decrease $42 million
0.25 percentage point decrease in expected rate of return on assets	Increase $2 million	-
0.25 percentage point increase in expected rate of return on assets	Decrease $2 million	-

Fiscal 2022 net periodic pension expense for the Company’s pension plans is expected to decrease to approximately $50 million primarily due to asset gains during fiscal 2021.

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
•

the impact of COVID-19 specifically on the Company, including content disruptions that negatively affect the timing, volume or popularity of the Company’s programming, particularly sports programming, and potential non-cash impairment charges resulting from significant declines in the Company’s estimated revenues or the expected popularity of the Company’s programming;

•

evolving technologies and distribution platforms and changes in consumer behavior as consumers seek more control over when, where and how they consume content, and related impacts on advertisers and traditional MVPDs;

•

declines in advertising expenditures due to various factors such as the economic prospects of advertisers or the economy, major sports events and elections cycles, evolving technologies and distribution platforms and related changes in consumer behavior and shifts in advertisers’ expenditures, the evolving market for AVOD advertising campaigns, and audience measurement methodologies’ ability to accurately reflect actual viewership levels;

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

•	the failure or destruction of satellites or transmitter facilities the Company depends on to distribute its programming;
•	unfavorable litigation or investigation results that require the Company to pay significant amounts or lead to onerous operating procedures;
•	changes in GAAP or other applicable accounting standards and policies;
•	the Company’s ability to achieve the benefits it expects to achieve as a standalone, publicly traded company;
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

•	the other risks and uncertainties detailed in Item 1A. “Risk Factors” in this Annual Report.

Forward-looking statements in this Annual Report speak only as of the date hereof, and forward-looking statements in documents that are incorporated by reference hereto speak only as of the date of those documents. The Company does not undertake any obligation to update or release any revisions to any forward-looking statement made herein or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or to conform such statements to actual results or changes in our expectations, except as required by law.

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

Interest Rates

The Company’s current financing arrangements and facilities include $8.0 billion of outstanding fixed-rate debt, before adjustments for unamortized discount and debt issuance costs (See Note 9—Borrowings to the accompanying Consolidated and Combined Financial Statements).

Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. As of June 30, 2021, all the Company's financial instruments with exposure to interest rate risk were denominated in U.S. dollars and no variable-rate debt was outstanding. Information on financial instruments with exposure to interest rate risk is presented below:

	As of June 30,
	2021	2020
	(in millions)
Fair Value
Borrowings: liability	$(9,474)	$(9,746)
Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates	$(173)	$(190)

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. Information on the Company’s investments with exposure to stock price risk is presented below:

	As of June 30,
	2021	2020
	(in millions)
Fair Value
Total fair value of common stock investments	$788	$531
Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices	$(79)	$(53)

Concentrations of Credit Risk

See Note 2—Summary of Significant Accounting Policies to the accompanying Consolidated and Combined Financial Statements under the heading “Concentrations of credit risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOX CORPORATION

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Fox Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Fox Corporation;
●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

●	provide reasonable assurance that receipts and expenditures of Fox Corporation are being made only in accordance with authorization of management and directors of Fox Corporation; and
●

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

Management, including the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Fox Corporation’s internal control over financial reporting as of June 30, 2021, based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management determined that, as of June 30, 2021, Fox Corporation maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated and Combined Financial Statements of Fox Corporation included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2021, has audited the Company’s internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fox Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Fox Corporation’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fox Corporation (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Fox Corporation as of June 30, 2021 and 2020, the related consolidated and combined statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended June 30, 2021, and the related notes and our report dated August 10, 2021 expressed an unqualified opinion thereon.

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

August 10, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fox Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fox Corporation (the “Company”) as of June 30, 2021 and 2020, the related consolidated and combined statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 10, 2021 expressed an unqualified opinion thereon.

Adoption of ASU 2016-02

As discussed in Note 10 to the consolidated and combined financial statements, effective July 1, 2019, the Company changed its method of accounting for leases due to the adoption of ASU 2016-02, Leases.

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

As disclosed in Note 2 to the consolidated financial statements, the Company records a valuation allowance based on the assessment of the realizability of the Company’s deferred tax assets. For the year ended June 30, 2021, the Company had deferred tax assets before valuation allowances of $4.1 billion as disclosed in Note 16.

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

New York, New York

August 10, 2021

FOX CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended June 30,
	2021	2020	2019
Revenues	$12,909	$12,303	$11,389
Operating expenses	(8,037)	(7,807)	(7,327)
Selling, general and administrative	(1,807)	(1,741)	(1,419)
Depreciation and amortization	(300)	(258)	(212)
Impairment and restructuring charges	(35)	(451)	(26)
Interest expense	(395)	(369)	(203)
Interest income	4	35	41
Other, net	579	(248)	(19)
Income before income tax expense	2,918	1,464	2,224
Income tax expense	(717)	(402)	(581)
Net income	2,201	1,062	1,643
Less: Net income attributable to noncontrolling interests	(51)	(63)	(48)
Net income attributable to Fox Corporation stockholders	$2,150	$999	$1,595

EARNINGS PER SHARE DATA

Net income attributable to Fox Corporation stockholders per share
Basic	$3.64	$1.63	$2.57
Diluted	$3.61	$1.62	$2.57

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

FOX CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the years ended June 30,
	2021	2020	2019
Net income	$2,201	$1,062	$1,643
Other comprehensive income (loss), net of tax
Benefit plan adjustments and other	99	(109)	(89)
Other comprehensive income (loss), net of tax	99	(109)	(89)
Comprehensive income	2,300	953	1,554
Less: Net income attributable to noncontrolling interests(a)	(51)	(63)	(48)
Comprehensive income attributable to Fox Corporation stockholders	$2,249	$890	$1,506

(a)

Net income attributable to noncontrolling interests includes $25 million, $33 million and $33 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

FOX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of June 30,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$5,886	$4,645
Receivables, net	2,029	1,888
Inventories, net	729	856
Other	105	97
Total current assets	8,749	7,486
Non-current assets
Property, plant and equipment, net	1,708	1,498
Intangible assets, net	3,154	3,198
Goodwill	3,435	3,409
Deferred tax assets	3,822	4,358
Other non-current assets	2,058	1,801
Total assets	$22,926	$21,750
LIABILITIES AND EQUITY
Current liabilities
Borrowings	$749	$-
Accounts payable, accrued expenses and other current liabilities	2,253	1,906
Total current liabilities	3,002	1,906
Non-current liabilities
Borrowings	7,202	7,946
Other liabilities	1,336	1,482
Redeemable noncontrolling interests	261	305
Commitments and contingencies
Equity
Class A common stock(a)	3	3
Class B common stock(b)	3	3
Additional paid-in capital	9,453	9,831
Retained earnings	1,982	674
Accumulated other comprehensive loss	(318)	(417)
Total Fox Corporation stockholders' equity	11,123	10,094
Noncontrolling interests	2	17
Total equity	11,125	10,111
Total liabilities and equity	$22,926	$21,750

(a)	Class A common stock, $0.01 par value per share, 2,000,000,000 shares authorized, 324,361,864 shares and 343,608,673 shares issued and outstanding at par as of June 30, 2021 and 2020, respectively.
(b)	Class B common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 251,821,556 shares and 261,078,355 shares issued and outstanding at par as of June 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

FOX CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the years ended June 30,
	2021	2020	2019
OPERATING ACTIVITIES
Net income	$2,201	$1,062	$1,643
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	300	258	212
Amortization of cable distribution investments	22	24	38
Impairment and restructuring charges, net of termination payments	35	133	26
Equity-based compensation	147	137	36
Other, net	(579)	248	19
Deferred income taxes	534	283	386
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(269)	224	(166)
Inventories net of program rights payable	190	181	197
Accounts payable and accrued expenses	282	(87)	231
Other changes, net	(224)	(98)	(98)
Net cash provided by operating activities	2,639	2,365	2,524
INVESTING ACTIVITIES
Property, plant and equipment	(484)	(359)	(235)
Acquisitions, net of cash acquired	(51)	(1,061)	-
Proceeds from dispositions, net	93	60	-
Sale of investments	-	349	-
Purchase of investments	(86)	(103)	(338)
Other investing activities, net	-	14	(64)
Net cash used in investing activities	(528)	(1,100)	(637)
FINANCING ACTIVITIES
Borrowings	-	1,191	6,750
Net transfers to Twenty-First Century Fox, Inc.	-	-	(1,233)
Net dividend paid to Twenty-First Century Fox, Inc.	-	-	(6,500)
Repurchase of shares	(1,001)	(600)	-
Non-operating cash flows from (to) The Walt Disney Company	112	(95)	-
Settlement of Divestiture Tax prepayment	462	-	-
Dividends paid and distributions	(330)	(335)	(188)
Purchase of subsidiary noncontrolling interest	(67)	-	-
Other financing activities, net	(46)	(15)	18
Net cash (used in) provided by financing activities	(870)	146	(1,153)
Net increase in cash and cash equivalents	1,241	1,411	734
Cash and cash equivalents, beginning of year	4,645	3,234	2,500
Cash and cash equivalents, end of year	$5,886	$4,645	$3,234

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

FOX CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(IN MILLIONS)

	Class A		Class B		Twenty-First Century	Additional		Accumulated Other		Total Fox Corporation
	Common Stock		Common Stock		Fox, Inc.	Paid-in	Retained	Comprehensive		Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Investment	Capital	Earnings	Income (Loss)		Equity	Interests(a)	Equity
Balance, June 30, 2018	-	$-	-	$-	$9,513	$-	$-	$81		$9,594	$-	$9,594
Adoption of new accounting standards(b)	-	-	-	-	143	-	-	(143)		-	-	-
Net income	-	-	-	-	1,036	-	559	-		1,595	15	1,610
Other comprehensive loss	-	-	-	-	-	-	-	(89)		(89)	-	(89)
Dividends	-	-	-	-	-	-	(143)	-		(143)	-	(143)
Other	-	-	-	-	135	35	(59)	-		111	(4)	107
Net decrease in Twenty-First Century Fox, Inc. investment	-	-	-	-	(964)	-	-	(157)	(c)	(1,121)	-	(1,121)
Conversion of Twenty-First Century Fox, Inc. investment	354	4	266	3	(9,863)	9,856	-	-		-	-	-
Balance, June 30, 2019	354	$4	266	$3	$-	$9,891	$357	$(308)		$9,947	$11	$9,958
Net income	-	-	-	-	-	-	999	-		999	30	1,029
Other comprehensive loss	-	-	-	-	-	-	-	(109)		(109)	-	(109)
Dividends	-	-	-	-	-	-	(282)	-		(282)	-	(282)
Shares repurchased	(12)	(1)	(5)	-	-	(273)	(326)	-		(600)	-	(600)
Other	2	-	-	-	-	213	(74)	-		139	(24)	115
Balance, June 30, 2020	344	$3	261	$3	$-	$9,831	$674	$(417)		$10,094	$17	$10,111
Net income	-	-	-	-	-	-	2,150	-		2,150	26	2,176
Other comprehensive income	-	-	-	-	-	-	-	99		99	-	99
Dividends	-	-	-	-	-	-	(272)	-		(272)	-	(272)
Shares repurchased	(22)	-	(9)	-	-	(514)	(487)	-		(1,001)	-	(1,001)
Other	2	-	-	-	-	136	(83)	-		53	(41)	12
Balance, June 30, 2021	324	$3	252	$3	$-	$9,453	$1,982	$(318)		$11,123	$2	$11,125

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 6—Fair Value under the heading “Redeemable Noncontrolling Interests”).
(b)	Reflects the adoption of ASU 2016-01 and ASU 2018-02 as defined in Note 11—Stockholders’ Equity under the heading “Accumulated other comprehensive loss.”
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

In connection with the Separation, the Company entered into several agreements that govern certain aspects of the Company’s relationship with 21CF and Disney following the Separation. These include the Separation Agreement, a tax matters agreement, transition services agreements, as well as agreements relating to intellectual property licenses, employee matters, commercial arrangements and the FOX Studio Lot lease (See Note 10—Leases under the heading “Lessor Arrangements”). The core transition services agreements will terminate in accordance with their terms by September 2021.

The Separation Agreement contains the key provisions relating to the Separation and the Distribution. The Separation Agreement identifies the assets that were transferred, the liabilities that were assumed and the contracts that were assigned to each of the Company and 21CF as part of the Separation and describes how these transfers, assumptions and assignments occurred. It also provides for cross-indemnities between the Company and 21CF. Other matters governed by the Separation Agreement include access to financial and other information, confidentiality, access to and provision of records, continued access for the Company to 21CF insurance policies and shared contracts and certain third-party consent provisions. Pursuant to the Separation Agreement, the Company is the owner of all “FOX” brands and related trademarks, as well as all other intellectual property primarily related to the Company’s business. In addition, the Company entered into certain trademark and other intellectual property license agreements in connection with the use of certain intellectual property by 21CF.

The Company also entered into a tax matters agreement with Disney and 21CF that governs the parties’ respective rights, responsibilities and obligations with respect to certain tax matters. Under the tax matters agreement, 21CF will generally indemnify the Company against any taxes required to be reported on a consolidated or separate tax return of 21CF and/or any of its subsidiaries, including any taxes resulting from the Separation and the Distribution, and the Company will generally indemnify 21CF against any taxes required to be reported on a separate tax return of the Company or any of its subsidiaries. The Company was responsible for certain taxes resulting from the anticipated divestitures by Disney of certain assets, primarily the FOX Sports Regional Sports Networks (“RSNs”), which were sold by Disney during calendar year 2019. The Transaction Tax (as defined below) included a prepayment of the Company’s share of the estimated tax liabilities resulting from the anticipated divestitures by Disney of these assets in the amount of approximately $700 million.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In addition, the Company and 21CF entered into transition services agreements under which the Company and 21CF are providing specified services to each other on a transitional basis, including broadcast operations, sports production, information systems and technology, human resources services, finance and accounting, facilities and other corporate services. The core transition services agreements will terminate in accordance with their terms by September 2021.

The Company also entered into an employee matters agreement with 21CF that governs the parties’ obligations with respect to certain employee-related liabilities and certain employee benefit plans, programs, policies and other related matters for employees of the Company (See Note 12—Equity-Based Compensation and Note 15—Pension and Other Postretirement Benefits).

Basis of Presentation

The Company’s financial statements as of and for the years ended June 30, 2021 and 2020 are presented on a consolidated basis. The Company’s consolidated financial statements for the years ended June 30, 2021 and 2020 reflect the Company’s results of operations and cash flows as a standalone company, and the Company’s Consolidated Balance Sheets as of June 30, 2021 and 2020 consist of the Company’s consolidated balances.

Prior to the Distribution, which occurred on March 19, 2019, the Company’s combined financial statements were prepared on a standalone basis, derived from the consolidated financial statements and accounting records of 21CF.

The Consolidated and Combined Statements of Operations for the year ended June 30, 2019 include, for the periods prior to March 19, 2019, allocations for certain support functions that were provided on a centralized basis within 21CF prior to the Distribution and not recorded at the business unit level, such as certain expenses related to finance, legal, insurance, information technology, compliance and human resources management activities, among others. 21CF did not routinely allocate these costs to any of its business units. These expenses were allocated to FOX on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, headcount or other relevant measures. Management believes the assumptions underlying the Consolidated and Combined Financial Statements, including the assumptions regarding allocating general corporate expenses from 21CF, are reasonable. Nevertheless, the Consolidated and Combined Financial Statements may not include all of the actual expenses that would have been incurred by FOX and may not reflect FOX’s consolidated results of operations, financial position and cash flows had it been a standalone company during the entirety of the periods presented. Actual costs that would have been incurred if FOX had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

For purposes of the Company’s financial statements for the periods prior to the Distribution, the income tax provision in the Consolidated and Combined Statements of Operations was calculated as if FOX filed a separate tax return and was operating as a standalone business. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of FOX’s actual tax balances prior to or subsequent to the Distribution. Prior to the Distribution, the Company’s operating results were included in 21CF’s consolidated U.S. federal and state income tax returns. Pursuant to rules promulgated by the Internal Revenue Service (“IRS”) and various state taxing authorities, the Company filed its initial U.S. income tax returns for the period March 19, 2019 through June 30, 2019.

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

Pursuant to the 21CF Disney Merger Agreement, immediately prior to the Distribution, the Company paid to 21CF a dividend in the amount of $8.5 billion (the “Dividend”). The final determination of the taxes in respect of the Separation and the Distribution for which the Company is responsible pursuant to the 21CF Disney Merger Agreement and a prepayment of the estimated taxes in respect of divestitures (collectively, the “Transaction Tax”) was $6.5 billion. Following the Distribution, on March 20, 2019 the Company received a cash payment in the amount of $2.0 billion from Disney, which had the net effect of reducing the Dividend the Company paid to 21CF. The Transaction Tax included a prepayment of the Company’s share of the estimated tax liabilities resulting from the anticipated divestitures by Disney of certain assets, principally the RSNs. This prepayment was in the amount of approximately $700 million. During the first

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

quarter of fiscal 2021, the Company and Disney reached an agreement to settle the majority of the prepaid Divestiture Tax and the Company received $462 million from Disney as reimbursement of the Company’s prepayment based upon the sales price of the RSNs. This reimbursement was recorded in Other, net in the Statement of Operations (See Note 21—Additional Financial Information under the heading “Other, net”). The balance of the prepaid Divestiture Tax is subject to adjustment in the future, but any such adjustment is not expected to have a material impact on the results of the Company.

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

Reclassifications and adjustments

Certain fiscal 2020 and 2019 amounts have been reclassified to conform to the fiscal 2021 presentation.

Use of estimates

The preparation of the Company’s Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts that are reported

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

in the Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates.

The coronavirus disease 2019 (“COVID-19”) pandemic has resulted in widespread and continuing negative impacts on the macroeconomic environment and disruption to the Company’s business. Weak economic conditions and increased volatility and disruption in the financial markets pose risks to the Company and its business partners, including advertisers whose expenditures tend to reflect overall economic conditions. Although the COVID-19 pandemic did not cause a significant reduction in the Company’s advertisers’ spending in fiscal 2021, future declines in the economic prospects of advertisers or the economy in general could negatively impact their advertising expenditures further. To date, the Company has not experienced meaningful subscriber declines due to the pandemic. However, there could be industry-wide changes in consumer behavior due to the pandemic, such as increasing numbers of consumers canceling or foregoing subscriptions to multi-channel video programming distributor (“MVPD”) services, that could adversely affect the Company’s affiliate fee and advertising revenues. In addition, the Company’s business depends on the volume and popularity of the content it distributes, particularly sports content. As a result of the COVID-19 pandemic, there have been cancellations or postponements of live sports events to which the Company has broadcast rights and suspensions of the production of certain entertainment content. These content disruptions have adversely affected the Company’s advertising and affiliate fee revenues and there could be additional adverse impacts on its advertising or affiliate fee revenues in the future. To the extent the COVID-19 or other pandemic further negatively impacts the timing of or the Company’s ability to air sports events, particularly Major League Baseball (“MLB”), National Football League (“NFL”) or college sports, it could result in a significantly greater adverse effect on the Company’s business, financial condition or results of operations than the Company has experienced thus far.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

Receivables

Receivables are presented net of an allowance for doubtful accounts, which is an estimate of amounts that may not be collectible. The allowance for doubtful accounts is estimated based on historical experience, receivable aging, current expected collections, current economic trends and specific identification of certain receivables that are at risk of not being paid.

Receivables, net consist of:

	As of June 30,
	2021	2020
	(in millions)
Total receivables	$2,106	$1,981
Allowances for doubtful accounts	(77)	(93)
Total receivables, net	$2,029	$1,888

Inventories

Programming Rights

In accordance with ASC 920, “Entertainment—Broadcasters” (“ASC 920”), costs incurred in acquiring program rights or producing programs for the Cable Network Programming and Television segments, including advances, are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Under ASC 920 the Company classifies entertainment programming rights with a contract duration of longer than a year in non-current inventories, net on the Balance Sheet. Advances on sports events expected to be broadcast within one year and programs with an initial license period of one year or less are recorded in the current portion of inventories, net. Television broadcast network entertainment

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

programming, which includes acquired series, co-produced series, movies and other programs, are amortized primarily on an accelerated basis.

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

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over an estimated useful life of three to 40 years for buildings and leaseholds and three to 10 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property are expensed as incurred. Changes in circumstances, such as technological advances, or changes to the Company’s business model or capital strategy, could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the estimated useful life of property, plant and equipment should be shortened, the Company depreciates the asset over its revised remaining useful life, thereby increasing depreciation expense.

Goodwill and intangible assets

The Company’s intangible assets include goodwill, Federal Communications Commission (“FCC”) licenses, MVPD affiliate agreements and relationships, and trademarks and other copyrighted products. Intangible assets acquired in business combinations are recorded at their estimated fair value at the date of acquisition. Goodwill is recorded as the difference between the consideration transferred to acquire entities and the estimated fair values assigned to their tangible and identifiable intangible net assets. Amounts recorded as goodwill are assigned to more than one reporting unit as of the acquisition date when more than one reporting unit is expected to benefit from the synergies of the combination. In accordance with ASC 350 “Intangibles—Goodwill and Other” (“ASC 350”), the Company’s goodwill and indefinite-lived intangible assets, which primarily consist of FCC licenses, are tested annually for impairment, or earlier, if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. The impairment assessment of indefinite-lived intangibles compares the fair value of the assets to their carrying value. Intangible assets with finite lives are generally amortized over their estimated useful lives. The average useful life of amortizable intangible assets ranges from three to 20 years.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Leases

The Company has lease agreements primarily for office facilities and other equipment. At contract inception, the Company determines if a contract is or contains a lease and whether it is an operating or finance lease. The Company does not separate lease components from nonlease components for real estate leases.

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

The Company generates affiliate fee revenue from affiliate agreements with traditional and digital MVPDs (as defined in Note 17—Segment Information) for cable network programming and for the broadcast of the Company’s owned and operated television stations. In addition, the Company generates affiliate fee revenue from agreements with independently owned television stations that are affiliated with the FOX Network and receives retransmission consent fees from traditional and digital MVPDs for their signals. Affiliate fee revenue is recognized at a point in time when the network programming is made available to the customer. For contracts with affiliate fees based on the number of the affiliate’s subscribers, revenues are recognized based on the contractual rate multiplied by the estimated number of subscribers each period. For contracts with fixed affiliate fees, revenues are recognized based on the relative standalone selling price

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

of the network programming provided over the contract term, which generally reflects the invoiced amount. Affiliate contracts are generally multi-year contracts with payments due monthly.

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

Advertising expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses—Advertising Cost.” Advertising expenses recognized totaled $558 million, $425 million and $388 million for fiscal 2021, 2020 and 2019, respectively.

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

For periods prior to the Distribution, the Company’s employees participated in 21CF’s equity-based compensation plans. Equity-based compensation expense was allocated to the Company based on the awards and terms previously granted to the Company employees. In connection with the Distribution, certain 21CF equity awards were converted into new equity awards of the Company (See Note 12—Equity-Based Compensation).

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

Generally, the Company does not require collateral to secure receivables. As of June 30, 2021, the Company had one customer that accounted for approximately 11% of the Company’s receivables. As of June 30, 2020, the Company had no individual customers that accounted for 10% or more of the Company’s receivables.

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

In March 2019, the FASB issued ASU 2019-02, “Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials” (“ASU 2019-02”). On July 1, 2020, the Company adopted ASU 2019-02 on a prospective basis and reclassified entertainment programming rights, with a contract duration of longer than a year, that were previously classified as the current portion of inventories, net to non-current inventories, net on the Balance Sheet. The amendments in ASU 2019-02 align the accounting treatment for production costs of episodic television series with the accounting treatment for production costs of films. In addition,

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

ASU 2019-02 modifies certain aspects of the amortization, impairment, presentation and disclosure requirements in ASC 926-20 and the impairment, presentation and disclosure requirements in ASC 920-350, including eliminating the balance sheet classification guidance. The adoption of ASU 2019-02 did not have a significant impact on the Company’s Financial Statements.

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

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Acquisitions are accounted for under ASC 805, “Business Combinations” (“ASC 805”), which requires, among other things, that an acquirer record any noncontrolling interests in an acquiree at their acquisition date fair value.

These acquisitions support the Company’s strategy to strengthen its core brands and leverage its sports broadcasting rights and expand their reach beyond their traditional linear businesses. For these acquisitions, the initial accounting for the business combination, including the allocation of the consideration transferred, is based on provisional amounts. The amounts allocated to intangibles and goodwill, the estimates of useful lives and the related amortization expense are subject to changes pending the completion of the final valuations of certain assets and liabilities. A change in the allocation of consideration transferred and any estimates of useful lives could result in a change in the value allocated to the intangible assets that could impact future amortization expense.

For fiscal 2021, the incremental revenues and Segment EBITDA (as defined in Note 17—Segment Information), related to the acquisitions below, included in the Company’s consolidated results of operations were not material individually or in the aggregate.

Fiscal 2021

Acquisitions and Disposals

Outkick Media Acquisition

In June 2021, the Company acquired Outkick Media, LLC, a digital media company focused on the intersection of sports, news and entertainment.

Sports Marketing Business Divestiture

In March 2021, the Company sold its sports marketing businesses for cash consideration subject to post-closing adjustments and recorded a gain in Other, net in the Statement of Operations.

Overall, the fiscal 2021 Acquisitions and Disposals were not material to the Company.

Fiscal 2020

Acquisitions and Disposals

Tubi Acquisition

In April 2020, the Company acquired Tubi, Inc. (“Tubi”), a free advertising-supported video-on-demand (“AVOD”) service, for approximately $445 million in cash (the “Tubi Acquisition”), net of cash acquired. The consideration transferred of approximately $470 million has been allocated, based on a final valuation, as follows: approximately $130 million to intangible assets with useful lives ranging from three to 10 years; approximately $320 million representing goodwill; and the remainder to other net assets. The goodwill, which is not tax deductible, reflects the synergies and increased market penetration expected from combining the operations of Tubi and the Company. Additional consideration, in the form of

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

deferred consideration and unvested options, totaling approximately $45 million, may be due over a three-year period following the closing of the transaction and will be recognized as compensation expense over that period. The Company finalized its purchase price accounting for the acquisition during the fourth quarter of fiscal 2021 without any material adjustments. The Company financed the Tubi Acquisition principally with the net proceeds from the sale of its investment in Roku, Inc. (“Roku”) as discussed below.

Television Stations Acquisition and Divestiture

In March 2020, the Company acquired three television stations (FOX-affiliate KCPQ and MyNetworkTV-affiliate KZJO located in Seattle, Washington and FOX-affiliate WITI located in Milwaukee, Wisconsin) for approximately $350 million in cash from Nexstar Media Group, Inc. (“Nexstar”). As part of this transaction, the Company sold Nexstar two television stations (FOX-affiliate WJZY and MyNetworkTV-affiliate WMYT located in Charlotte, North Carolina) for approximately $45 million in cash. The consideration transferred of approximately $350 million for the stations the Company acquired has been allocated, based on a final valuation, as follows: approximately $210 million to intangible assets, of which approximately $110 million has been allocated to FCC licenses with indefinite lives and approximately $100 million to amortizable intangible assets, primarily retransmission agreements with useful lives of eight years; approximately $30 million to property, plant and equipment; and the balance to goodwill. The goodwill, which is tax deductible, reflects the increased synergies and market penetration expected from combining the operations of the three television stations with those of the Company. The Company finalized its purchase price accounting for the acquisition during the third quarter of fiscal 2021 without any material adjustments.

Credible Acquisition

In October 2019, the Company acquired 67% of the equity in Credible, a U.S. consumer finance marketplace, for approximately $260 million in cash (the “Credible Acquisition”), net of cash acquired. The remaining 33% of Credible not owned by the Company was recorded at fair value on the acquisition date based on the Company’s valuation of Credible’s business using a market approach (a Level 3 measurement as defined in Note 6—Fair Value). The consideration transferred of approximately $260 million has been allocated, based on a final valuation of 100% of Credible, as follows: approximately $75 million to intangible assets with useful lives ranging from five to 10 years; approximately $285 million representing goodwill; approximately $(110) million to redeemable noncontrolling interests and the remainder to other net assets. The goodwill, which is not tax deductible, reflects the increased market penetration and synergies expected from combining the operations of Credible and the Company. The Company finalized its purchase price accounting for the acquisition during the second quarter of fiscal 2021 without any material adjustments.

Other Transactions

Flutter

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In May 2019, the Company and The Stars Group Inc. (“The Stars Group”), now a subsidiary of Flutter Entertainment plc (“Flutter”) and part of Flutter’s U.S. operations, announced plans to launch FOX Bet, a national media and sports wagering partnership in the U.S. The partnership was launched in the first quarter of fiscal 2020 and FOX Sports and The Stars Group entered into a long-term commercial arrangement through which FOX Sports provides Flutter with an exclusive license to use certain FOX Sports trademarks. In addition, the Company invested $236 million to acquire a 4.99% equity interest in The Stars Group, and, subject to certain conditions and applicable gaming regulatory approvals, FOX Sports has an option until August 2029 to acquire up to 50% of the equity in the U.S. business of The Stars Group. In May of 2020, the Company’s equity interest in The Stars Group was converted into Flutter equity in connection with the combination of The Stars Group and Flutter (the “Combination”). In connection with the Combination, FOX Sports received the right to acquire an approximately 18.5% equity interest in FanDuel Group, a majority-owned subsidiary of Flutter, at a price set forth in the relevant agreement (structured as a 10-year option from 2021, subject to a carrying value adjustment), which is currently the subject of ongoing arbitration proceedings. The Company made additional equity investments in Flutter in fiscal 2021 and fiscal 2020 of approximately $55 million and $100 million, respectively. As of June 30, 2021, the Company has an approximately 2.5% equity stake in Flutter. The Company accounts for the investment in Flutter at fair value (See Note 6—Fair Value).

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

Fiscal 2019

Other Transactions

Caffeine and Caffeine Studios

In fiscal 2019, the Company invested, in the aggregate, approximately $100 million in cash for a minority equity interest in Caffeine, Inc. (“Caffeine”), a social broadcasting platform for gaming, entertainment and other creative content, and Caffeine Studio, LLC (“Caffeine Studios”), a newly formed venture that is jointly owned by the Company and Caffeine. The Company accounts for the investments in Caffeine using the measurement alternative method in accordance with ASC 321 and Caffeine Studios using the equity method.

NOTE 4. RESTRUCTURING PROGRAMS

Fiscal 2021

During fiscal 2021, the Company recorded $35 million in restructuring charges, which were primarily comprised of severance costs at the Cable Network Programming segment.

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

Changes in the restructuring program liabilities were as follows:

	One time termination benefits	Contract termination costs		Total
	(in millions)
Balance, June 30, 2018	$(37)	$-		$(37)
Additions	(26)	-		(26)
Payments	23	-		23
Balance, June 30, 2019	$(40)	$-		$(40)
Additions	(24)	(427)		(451)
Payments	26	397	(a)	423
Balance, June 30, 2020	$(38)	$(30)		$(68)
Additions	(39)	4		(35)
Payments	61	4		65
Balance, June 30, 2021	$(16)	$(22)		$(38)

(a)	Includes the write-off of approximately $75 million of programming rights advances.

Restructuring charges are recorded in Impairment and restructuring charges in the Statements of Operations. As of June 30, 2021 and 2020, restructuring liabilities of approximately $20 million and $40 million, respectively, were included in Accounts payable, accrued expenses and other current liabilities in the Balance Sheets and the balance of the accrual was included in Non-current Other liabilities in the Balance Sheets.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 5. INVENTORIES, NET

The Company’s inventories were comprised of the following:

	As of June 30,
	2021	2020
	(in millions)
Sports programming rights	$573	$674
Entertainment programming rights	355	384
Total inventories, net	928	1,058
Less: current portion of inventories, net	(729)	(856)
Total non-current inventories, net	$199	$202

The aggregate amortization expense related to the programming rights was approximately $5.9 billion for the year ended June 30, 2021, which is included in Operating expenses in the Statements of Operations.

Based on the balance of programming rights as of June 30, 2021, the estimated amortization expense for each of the succeeding three fiscal years is as follows:

	For the years ending June 30,
	2022	2023	2024
	(in millions)
Estimated amortization expense	$822	$64	$24

The Company evaluates the recoverability of the unamortized costs associated with the Company’s programming rights using total estimated advertising and other revenues attributable to the program material and considering the Company’s expectations of the usefulness of the program rights. As a result of the evaluation, the Company recognized write-downs of approximately nil, $95 million and $55 million in fiscal 2021, 2020 and 2019, respectively, related to sports, entertainment and syndicated programming rights at the Cable Network Programming and Television segments, which were recorded in Operating expenses in the Statements of Operations.

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

The following tables present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of June 30, 2021
	Total	Level 1		Level 2	Level 3
	(in millions)
Assets
Investments in equity securities	$788	$788	(a)	$-	$-
Redeemable noncontrolling interests	(261)	-		-	(261)	(b)
Total	$527	$788		$-	$(261)

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Redeemable Noncontrolling Interests

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the years ended June 30,
	2021	2020	2019
	(in millions)
Beginning of year	$(305)	$(189)	$(275)
Acquisitions(a)	-	(109)	-
Net income	(25)	(33)	(33)
Redemption of noncontrolling interests(b)	135	-	-
Distributions	15	24	32
Accretion and other(c)	(81)	2	87
End of year	$(261)	$(305)	$(189)

(a)	See Note 3—Acquisitions, Disposals and Other Transactions under the heading “Credible Acquisition.”
(b)

As a result of the exercise of a portion of the put rights held by the sports network minority shareholder during fiscal 2021, approximately $135 million was reclassified out of Redeemable noncontrolling interests into equity. At closing, the Company paid half of the purchase price in cash and delivered a three-year promissory note for the remaining balance, which was recorded in Non-current liabilities on the Balance Sheet.

(c)

As a result of the expiration of a portion of the put rights held by the sports network minority shareholder during fiscal 2020 and 2019, approximately $120 million and $200 million, respectively, were reclassified into equity.

The fair values of the redeemable noncontrolling interests are held in a sports network and in Credible, and were determined by using discounted cash flow analysis and market-based valuation approach methodologies. Significant unobservable inputs used in the fair value measurements of the Company’s redeemable noncontrolling interests are EBITDA (as defined in Note 17—Segment Information) projections and multiples. Significant increases (decreases) in multiples would result in a significantly higher (lower) fair value measurement.

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

	As of June 30,
	2021	2020
	(in millions)
Borrowings
Fair value	$9,474	$9,746
Carrying value	$7,951	$7,946

Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market (a Level 1 measurement).

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company’s assets measured at fair value on a nonrecurring basis include investments accounted for using the equity method and the measurement alternative method in accordance with ASC 321, long-lived assets, indefinite-lived intangible assets and goodwill. The Company reviews the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 measurements. In addition, investments accounted for using the measurement alternative method in accordance with ASC 321 are recorded at fair value as a result of observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT, NET

	As of June 30,
	2021	2020
	(in millions)
Land	$204	$126
Buildings and leaseholds	1,319	1,300
Machinery and equipment	1,652	1,575
	3,175	3,001
Less: accumulated depreciation and amortization	(1,732)	(1,813)
	1,443	1,188
Construction in progress	265	310
Total property, plant and equipment, net	$1,708	$1,498

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Depreciation and amortization related to Property, plant and equipment was $237 million, $222 million and $197 million for fiscal 2021, 2020 and 2019, respectively.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS, NET

The changes in the carrying values of the Company’s intangible assets and related accumulated amortization were as follows:

	Intangible assets not subject to amortization
	FCC licenses	Other	Total	Amortizable intangible assets, net(a)	Total intangible assets, net
	(in millions)
Balance, June 30, 2019	$2,167	$642	$2,809	$42	$2,851
Acquisitions(b)	113	-	113	300	413
Disposals(b)	(30)	-	(30)	-	(30)
Amortization	-	-	-	(36)	(36)
Balance, June 30, 2020	$2,250	$642	$2,892	$306	$3,198
Acquisitions(b)	-	-	-	19	19
Amortization	-	-	-	(63)	(63)
Balance, June 30, 2021	$2,250	$642	$2,892	$262	$3,154

(a)	Net of accumulated amortization of $228 million and $165 million as of June 30, 2021 and 2020, respectively.
(b)	See Note 3—Acquisitions, Disposals and Other Transactions under the heading “Acquisitions and Disposals.”

Amortization related to finite-lived intangible assets was $63 million, $36 million and $15 million for fiscal 2021, 2020 and 2019, respectively.

Based on the balance of finite-lived intangible assets as of June 30, 2021, the estimated amortization expense for each of the succeeding five fiscal years is as follows:

	For the years ending June 30,
	2022	2023	2024	2025	2026
	(in millions)
Estimated amortization expense(a)	$56	$52	$35	$28	$27

(a)	These amounts may vary as acquisitions and dispositions occur in the future.

The changes in the carrying value of goodwill, by segment, are as follows:

	Cable Network Programming	Television	Other, Corporate and Eliminations	Total Goodwill
	(in millions)
Balance, June 30, 2019	$987	$1,704	$-	$2,691
Acquisitions(a)	45	462	222	729
Disposals(a)	-	(11)	-	(11)
Balance, June 30, 2020	$1,032	$2,155	$222	$3,409
Acquisitions(a)	32	-	-	32
Disposals(a)	(5)	-	(1)	(6)
Balance, June 30, 2021	$1,059	$2,155	$221	$3,435

(a)	See Note 3—Acquisitions, Disposals and Other Transactions under the heading “Acquisitions and Disposals.”

The carrying amount of Television segment goodwill was net of accumulated impairments of $371 million as of June 30, 2021 and 2020.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 9. BORROWINGS

Public Debt - Senior Notes Issued

The Company has issued senior notes (the “Notes”) under an Indenture, dated as of January 25, 2019, by and between the Company and The Bank of New York Mellon, as Trustee (the “2019 Indenture”). The Notes are direct unsecured obligations of the Company and rank pari passu with all other senior indebtedness of the Company, including the indebtedness under the Revolving Credit Agreement described below. Redemption may occur, at the option of the holders, at 101% of the principal amount plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. The Notes are subject to certain covenants, which, among other things, limit the Company’s ability and the ability of the Company’s subsidiaries, to create liens and engage in merger, sale or consolidation transactions. The 2019 Indenture does not contain any financial maintenance covenants.

In April 2020, the Company issued $1.2 billion of senior notes and used the net proceeds for general corporate purposes. In January 2019, the Company issued $6.8 billion of senior notes and used the net proceeds, together with available cash on its balance sheet, to fund the Dividend and to pay fees and expenses incurred in connection with the issuance of such notes and the Separation and the Distribution (as summarized below).

	Outstanding as of June 30,
	2021	2020
	(in millions)
Public debt
3.666% senior notes due 2022	$750	$750
4.030% senior notes due 2024	1,250	1,250
3.050% senior notes due 2025	600	600
4.709% senior notes due 2029	2,000	2,000
3.500% senior notes due 2030	600	600
5.476% senior notes due 2039	1,250	1,250
5.576% senior notes due 2049	1,550	1,550
Total public debt	8,000	8,000
Less: unamortized discount and debt issuance costs	(49)	(54)
Total borrowings	$7,951	$7,946

Current Borrowings

Included in Borrowings within Current liabilities as of June 30, 2021 was $750 million of 3.666% senior notes due in January 2022.

Revolving Credit Agreement

On March 15, 2019, the Company entered into a credit agreement (the “Revolving Credit Agreement”) among the Company, as Borrower, the initial lenders named therein, the initial issuing banks named therein, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities Inc. and Goldman Sachs Bank USA, as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Morgan Stanley Bank, N.A., as Co-Documentation Agents, and the other parties party thereto. The Revolving Credit Agreement provides for a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of March 2024. Under the Revolving Credit Agreement, the Company may request an increase in the amount of the credit facility commitments up to a maximum facility amount of $1.5 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. The material terms of the Revolving Credit Agreement include the requirement that the Company maintain specific leverage ratios and limitations on indebtedness. In April 2020, the Company entered into an amendment to the Revolving Credit Agreement, which, among other things, deducts cash in excess of $500 million from indebtedness for purposes of calculating the operating income leverage ratio under the agreement. The interest rates and fees under the Revolving Credit Agreement are based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current credit ratings, the interest rate on borrowings under the Revolving Credit Agreement would be London Interbank Offered Rate (“LIBOR”) plus 1.1% and the facility fee is 0.15%. As of June 30, 2021, there were no borrowings outstanding under the Revolving Credit Agreement.

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

Note 10. LEASES

Lessee Arrangements

Effective July 1, 2019, the Company changed its method of accounting for leases due to the adoption of ASU 2016-02, “Leases (Topic 842)”, as amended. The following amounts were recorded in the Company’s Balance Sheet relating to its operating leases and other supplemental information:

	For the years ended June 30,
	2021	2020
	(in millions)
ROU assets	$469	$539
Lease liabilities
Current lease liabilities	$92	$122
Non-current lease liabilities	409	452
Total lease liabilities	$501	$574
Other supplemental information
Weighted average remaining lease term	8 years	8 years
Weighted average discount rate	3%	3%

The following table presents information about the Company’s lease costs and supplemental cash flows information for leases:

	For the years ended June 30,
	2021	2020
	(in millions)
Lease costs
Total lease costs(a)	$126	$126
Supplemental cash flows information
Operating cash flows from operating leases	$134	$166
ROU assets obtained in exchange for operating lease liabilities	$49	$87

(a)

Total lease costs of $126 million for the years ended June 30, 2021 and 2020 are net of sublease income of approximately $30 million and $50 million, respectively. Approximately $15 million and $40 million of the sublease income for the years ended June 30, 2021 and 2020, respectively, relates to office facilities that were subleased through November 2020 to News Corporation.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table presents the lease payments relating to the Company’s operating leases:

As of June 30, 2021
(in millions)
Fiscal Year
2022	$103
2023	101
2024	100
2025	90
2026	50
Thereafter	145
Total lease payments	589
Less: imputed interest	(88)
Present value of operating lease liabilities	$501

In accordance with GAAP in effect prior to the adoption of Topic 842, total operating lease expense, including corporate allocations, was approximately $100 million for fiscal 2019.

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

The Company recorded total lease income of approximately $50 and $55 million for fiscal 2021 and 2020, respectively, which is included in Revenues in the Statements of Operations. The Company recognizes lease payments for operating leases as revenue on a straight-line basis over the lease term and variable lease payments as revenue in the period incurred.

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

As of June 30, 2021, there were approximately 17,700 holders of record of shares of Class A Common Stock and approximately 4,700 holders of record of shares of Class B Common Stock.

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

Stock Repurchase Program

In November 2019, the Board authorized a stock repurchase program under which the Company was authorized to repurchase $2 billion of Class A Common Stock and Class B Common Stock. In June 2021, the Board authorized the repurchase of an additional $2 billion of Class A Common Stock and Class B Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time. As of June 30, 2021, the Company’s remaining stock repurchase authorization was approximately $2.4 billion.

Fiscal 2021

In connection with the stock repurchase program, the Company entered into two accelerated share repurchase (“ASR”) agreements in August 2020 to repurchase $154 million of Class A Common Stock and $66 million of Class B Common Stock. In accordance with the ASR agreements, the Company paid a third-party financial institution $154 million and $66 million and received initial deliveries of approximately 4.7 million and 2.0 million shares of Class A Common Stock and Class B Common Stock, respectively, representing 80% of the shares expected to be repurchased under each ASR agreement, at a price of $26.00 and $26.01 per share, which was the Nasdaq closing share price of the Class A Common Stock and Class B Common Stock, respectively, on August 21, 2020. Upon settlement of the ASR agreements in September 2020, the Company received final deliveries of approximately 0.9 million and 0.4 million shares of Class A Common Stock and Class B Common Stock, respectively. The final number of shares purchased under the ASR agreements was determined using a price of $27.57 and $27.67 per share (the volume-weighted average market price of the Class A Common Stock and Class B Common Stock, respectively, during the terms of the ASR agreements less a discount applicable for the Class A Common Stock). The Company accounted for each ASR agreement as two separate transactions. The initial deliveries of Class A Common Stock and Class B Common Stock were accounted for as treasury stock transactions recorded on the acquisition date. The final settlements of Class A Common Stock and Class B Common Stock were accounted for as forward contracts indexed to the Class A Common Stock or Class B Common Stock, as applicable, and qualified as equity transactions.

Fiscal 2020

In connection with the stock repurchase program, the Company entered into an ASR agreement in November 2019 to repurchase $350 million of Class A Common Stock and announced its intention to promptly repurchase $150 million of Class B Common Stock. In accordance with the ASR agreement, the Company paid a third-party financial institution $350 million and received an initial delivery of approximately eight million shares of Class A Common Stock, representing 80% of the shares expected to be repurchased under the ASR agreement, at a price of $34.99 per share, which was the Nasdaq closing share price of the Class A Common Stock on November 11, 2019. Upon settlement of the ASR agreement in January 2020, the Company received a final delivery of approximately two million shares of Class A

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Common Stock. The final number of shares purchased under the ASR agreement was determined using a price of $36.05 per share (the volume-weighted average market price of the Class A Common Stock during the term of the ASR agreement less a discount). The Company accounted for the ASR agreement as two separate transactions. The initial delivery of Class A Common Stock was accounted for as a treasury stock transaction recorded on the acquisition date. The final settlement of Class A Common Stock was accounted for as a forward contract indexed to the Class A Common Stock and qualified as an equity transaction.

In addition to the shares purchased under the ASR agreements, the Company repurchased shares of Class A Common Stock and Class B Common Stock in the open market during fiscal 2021 and fiscal 2020. Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.

The following table summarizes the Company’s repurchases of its Class A Common Stock and Class B Common Stock:

	For the years ended June 30,
	2021	2020
	(in millions)
Total cost of repurchases	$1,001	$600
Total number of shares repurchased	32	17

Stockholders Agreement

The Company announced on November 6, 2019 that it had entered into a stockholders agreement with the Murdoch Family Trust pursuant to which the Company and the Murdoch Family Trust have agreed not to take actions that would result in the Murdoch Family Trust and Murdoch family members together owning more than 44% of the outstanding voting power of the shares of Class B Common Stock or would increase the Murdoch Family Trust’s voting power by more than 1.75% in any rolling twelve-month period. The Murdoch Family Trust would forfeit votes to the extent necessary to ensure that the Murdoch Family Trust and the Murdoch family collectively do not exceed 44% of the outstanding voting power of the Class B shares, except where a Murdoch family member votes their own shares differently from the Murdoch Family Trust on any matter.

Dividends

The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the years ended June 30,
	2021	2020	2019
Cash dividend per share	$0.46	$0.46	$0.23

Comprehensive Income (Loss)

Comprehensive income is reported in the Statements of Comprehensive Income and consists of Net income and Other comprehensive income (loss), including benefit plan adjustments, which affect stockholders’ equity, and under GAAP, are excluded from Net income.

The following tables summarize the activity within Other comprehensive income (loss):

	For the year ended June 30, 2021
	Before tax	Tax benefit (provision)	Net of tax
	(in millions)
Benefit plan adjustments
Unrealized gains	$87	$(21)	$66
Reclassifications realized in net income(a)	45	(12)	33
Other comprehensive income	$132	$(33)	$99

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the year ended June 30, 2020
	Before tax	Tax benefit (provision)	Net of tax
	(in millions)
Benefit plan adjustments
Unrealized losses	$(175)	$44	$(131)
Reclassifications realized in net income(a)	29	(7)	22
Other comprehensive loss	$(146)	$37	$(109)

	For the year ended June 30, 2019
	Before tax	Tax benefit (provision)	Net of tax
	(in millions)
Benefit plan adjustments and other
Unrealized losses	$(133)	$35	$(98)
Reclassifications realized in net income(a)	12	(3)	9
Other comprehensive loss	$(121)	$32	$(89)

(a)

Reclassifications of amounts related to benefit plan adjustments are included in Other, net in the Statements of Operations (See Note 15—Pension and Other Postretirement Benefits for additional information).

Accumulated other comprehensive loss

The following table summarizes the components of Accumulated other comprehensive loss, net of tax:

	As of June 30,
	2021	2020	2019
	(in millions)
Benefit plan adjustments and other	$(318)	$(417)	$(308	)(a)
Accumulated other comprehensive loss, net of tax	$(318)	$(417)	$(308)

(a)

Includes a reclassification of $13 million as a result of the adoption of ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” to eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act enacted in December 2017 and $157 million related to the Shared Plans (as defined in Note 15—Pension and Other Postretirement Benefits”) allocable to the Company’s employees that was transferred to the Company in fiscal 2019 (See Statements of Equity).

In fiscal 2019, the Company adopted ASU 2016-01, “Financial Instruments––Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” and recorded a cumulative effect adjustment of $130 million to reclassify unrealized holding gains on investments in equity securities within Accumulated other comprehensive (loss) income to 21CF investment (See Statements of Equity).

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

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2019 Shareholder Alignment Plan

In connection with the Distribution, the Company adopted the Fox Corporation 2019 Shareholder Alignment Plan (the “SAP”), under which equity-based compensation, including stock options (including performance-based stock options (“PSOs”)), stock appreciation rights, restricted and unrestricted stock, RSUs, performance stock units (“PSUs”) and other types of FOX equity awards may be granted. The Company’s officers, directors and employees are eligible to participate in the SAP. The maximum number of shares of Class A Common Stock that may be issued under the SAP is 65 million shares. As of June 30, 2021, the remaining number of shares of Class A Common Stock available for issuance under the SAP was approximately 48 million.

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

In fiscal 2021 and 2020, a total of approximately 2.2 million and 1.1 million RSUs were granted, respectively, which vest in equal annual installments over a three-year period subject to the participants’ continued employment with the Company.

In March 2019, in connection with the Distribution, the Compensation Committee granted approximately 2.4 million RSUs under the SAP. Approximately 50% of the RSUs vested on June 15, 2020 and 50% vested on June 15, 2021.

Performance Stock Units

PSUs are fair valued on the date of grant and expensed over the service period using a straight-line method as the awards cliff vest at the end of a three-year performance period. The Company also estimates the number of shares expected to vest which is based on management’s determination of the probable outcome of the performance conditions, which requires considerable judgment. The Company records a cumulative adjustment in periods in which the Company’s estimate of the number of shares expected to vest changes. Additionally, the Company ultimately adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. The number of shares that will be issued upon vesting of PSUs can range from 0% to 200% of the target award, based on the Company’s three-year total shareholder return (“TSR”) as measured against the three-year TSR of the companies that comprise the Standard and Poor’s 500 Index and other performance measures. The fair value of the TSR condition is determined using a Monte Carlo simulation model.

In fiscal 2021 and 2020, a total of approximately 0.3 million and 1.4 million PSUs were granted, respectively, which have a three-year performance measurement period. The awards are subject to the achievement of three pre-established objective performance measures determined by the Compensation Committee. The awards issued will be settled in shares of Class A Common Stock upon vesting and are subject to the participants’ continued employment with the Company. Any person who holds PSUs has no ownership interest in the shares of Class A Common Stock to which such PSUs relate until and unless shares of Class A Common Stock are delivered to the holder. All shares of Class A Common Stock underlying awards that are cancelled or forfeited become available for future grants. Certain of these awards have a graded vesting provision and the expense recognition is accelerated.

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

The following table summarizes the activity related to RSUs and target PSUs granted to the Company’s employees to be settled in stock (RSUs and PSUs in thousands):

	Fiscal 2021		Fiscal 2020		Fiscal 2019
	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value	Number of shares		Weighted average grant- date fair value(a)
RSUs and PSUs
Unvested units at beginning of the year	8,043	$29.98	7,660	$32.27	10,896		$29.77
Granted	2,495	28.07	2,499	32.44	1,565	(b)	46.11
Vested	(4,654)	26.71	(1,862)	43.07	(5,070)	(d)	30.07
Cancelled	(189)	32.01	(254)	27.14	(3,166)		29.72
Net units granted in conversion, as a result of the Separation	-	-	-	-	1,011	(b), (c)	N/A
Granted after conversion	-	-	-	-	2,424		40.11
Unvested units at the end of the year(e)	5,695	$31.75	8,043	$29.98	7,660		$32.27

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
(c)

In fiscal 2018, 21CF’s Compensation Committee granted approximately 3.1 million 21CF PSUs to certain employees of the Company that converted into FOX RSUs that vested in August 2020. In addition, 21CF’s Compensation Committee made a special grant of approximately 2.6 million 21CF restricted stock units (“Retention RSUs”) to certain of the Company’s senior executives, including 21CF named executive officers. Approximately 50% of the Retention RSUs were paid out in shares of 21CF class A common stock and the remaining 50% were converted into FOX RSUs and Disney RSUs on the same pro rata basis accorded to shareholders of 21CF common stock in the mergers contemplated by the 21CF Disney Merger Agreement and vested in fiscal 2020.

(d)	The 21CF PSUs scheduled to vest in 2019 were accelerated and paid out and 50% of the Retention RSUs were paid out in shares of 21CF class A common stock in connection with the Distribution.
(e)	The intrinsic value of unvested RSUs and target PSUs as of June 30, 2021 was approximately $210 million.

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

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

During fiscal 2020, approximately 3.8 million stock options were granted, which generally have a term of seven years and vest in equal annual installments over a three-year period subject to the participants’ continued employment with the Company. During fiscal 2019, the Compensation Committee granted approximately 3.1 million stock options, in connection with the Distribution. Approximately 50% of the stock options vested on June 15, 2020 and 50% vested on June 15, 2021. The options will expire approximately seven years from the grant date.

Performance-Based Stock Options

PSOs are awards that entitle the holder to purchase a specified number of shares of Class A Common Stock at a specified price for a specified period of time, contingent on the performance of the Class A Common Stock over a three-year period, subject to the terms and conditions of the SAP, the applicable award documents and such other terms and conditions as the Compensation Committee of the Board may establish. The PSOs granted under the SAP will vest in full only if the Company’s Class A Common Stock exceeds the exercise price of the PSO by a certain threshold over a certain period of time during the performance period (the “market condition”). The PSOs were fair valued using a Monte Carlo simulation model that uses the following assumptions: (i) expected volatility; (ii) expected term; (iii) risk-free interest rate; and (iv) expected dividend yield. Compensation cost related to the PSO will be recognized even if the market condition is not met.

During fiscal 2021, the Company granted approximately 5.0 million PSOs. As the market condition has been met, the PSOs will vest in full at the end of a three-year performance period and have a term of seven years thereafter.

The following table summarizes information about the Company’s stock options and PSOs granted under the SAP during fiscal 2021, 2020 and 2019 (options in thousands).

	Fiscal 2021		Fiscal 2020		Fiscal 2019
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price

Outstanding at the beginning of the year	6,809	$35.11	3,113	$40.25	-	$-
Granted	5,003	27.52	3,838	30.87	3,118	40.25
Exercised(a)	(386)	27.21	-	-	-	-
Cancelled	(276)	30.44	(142)	33.37	(5)	40.26
Outstanding at the end of the year(b)	11,150	$32.09	6,809	$35.11	3,113	$40.25
Exercisable at the end of the year(c)	3,981	$38.12	1,626	$39.30	-	$-
Weighted average grant-date fair value of options granted		$7.37		$6.87		$8.67
Weighted average remaining contractual term of options outstanding at the end of the year		6.82 years		5.98 years		6.72 years
Weighted average remaining contractual term of options exercisable at the end of the year		4.81 years		5.50 years		N/A

(a)	During fiscal 2021, the Company received approximately $12 million in cash payments from the exercise of stock options.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(b)	The intrinsic value of options outstanding as of June 30, 2021, 2020 and 2019 was $65.6 million, $2.8 million and nil, respectively.
(c)	The intrinsic value of options exercisable as of June 30, 2021, 2020 and 2019 was $5.5 million, $0.7 million and nil, respectively.

The fair value of each PSO and stock option grant is estimated on the date of grant with the following weighted average assumptions used for grants during fiscal 2021, 2020 and 2019:

	For the years ended June 30,
	2021	2020	2019
Expected volatility	35.00%	26.66%	26.50%
Risk-free interest rate	0.66%	1.43%	2.41%
Expected dividend yield	1.67%	1.46%	1.12%
Expected term	5.29 years	3.83 years	3.84 years

The following table summarizes the Company’s equity-based compensation:

	For the years ended June 30,
	2021	2020	2019
	(in millions)
Equity-based compensation(a)	$147	$156	$103
Intrinsic value of all settled equity-based awards	$139	$47	$247
Tax benefit on settled equity-based awards	$23	$6	$47

(a)

Prior to the Distribution in March 2019, equity-based compensation included allocated expense for both executive directors and corporate executives of 21CF, allocated using a proportional allocation driver, which management has deemed to be reasonable.

As of June 30, 2021, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $70 million and is expected to be recognized over a weighted average period between one and two years.

NOTE 13. RELATED PARTY TRANSACTIONS AND TWENTY-FIRST CENTURY FOX, INC. INVESTMENT

Related Party Transactions

In the ordinary course of business, the Company enters into transactions with related parties, which prior to the Distribution included subsidiaries and equity affiliates of 21CF, to buy and/or sell programming and purchase and/or sell advertising.

For the years ended June 30, 2021 and 2020, the related party revenue and expense were not material (See Note 10—Leases for information related to office facilities that were subleased to News Corporation for a portion of fiscal 2021 and Note 14 — Commitments and Contingencies for information related to U.K. Newspaper Matters Indemnity obligation to News Corporation). For the year ended June 30, 2019, the Company recorded related party revenue and expense of $302 million and $57 million, respectively.

As of June 30, 2021 and 2020, the amounts due to related parties were $59 million and $67 million, respectively, which were included in Accounts payable, accrued expenses and other current liabilities in the Balance Sheets.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Corporate Allocations and Twenty-First Century Fox, Inc. Investment

Prior to the Distribution, 21CF provided services to and funded certain expenses for the Company such as: global real estate and occupancy costs and employee benefits (“Direct Corporate Expenses”). In addition, the Company’s Financial Statements include, for the periods prior to March 19, 2019, general corporate expenses of 21CF which were not historically allocated to the Company for certain support functions that were provided on a centralized basis within 21CF prior to the Distribution and not recorded at the business unit level, such as certain expenses related to finance, legal, insurance, information technology, compliance and human resources management activities, among others (“General Corporate Expenses”). For purposes of the Financial Statements for fiscal 2019, the General Corporate Expenses were allocated to the Company. The General Corporate Expenses were included in the Statements of Operations in Selling, general and administrative expenses and Other, net, as appropriate. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, headcount or other relevant measures of the Company. Management believes the assumptions underlying the Financial Statements, including the assumptions regarding allocating General Corporate Expenses from 21CF are reasonable. Nevertheless, the Financial Statements may not include all of the actual expenses that would have been incurred by FOX and may not reflect the Company’s consolidated results of operations and cash flows had it been a standalone company prior to the Distribution. Actual costs that would have been incurred if the Company had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. For the purposes of the Statements of Operations, the Company recorded approximately $270 million of General Corporate Expenses within Selling, general and administrative expenses for fiscal 2019 and the remaining balance of the Corporate allocations presented in the table below within Other, net for fiscal 2019.

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

The following table summarizes the components of the net decrease in the Twenty-First Century Fox, Inc. investment for fiscal 2019:

For the year ended June 30, 2019
(in millions)
Cash pooling, general financing activities and other(a)	$(1,502)
Corporate allocations	291
Net dividend paid to Twenty-First Century Fox, Inc.	(6,500)
Taxes payable(b)	821
Deferred taxes on step-up(c)	5,836
Other deferred taxes(c)	90
Net decrease in Twenty-First Century Fox, Inc. investment	$(964)

(a)

The nature of activities included in the line item ‘Cash pooling, general financing activities and other’ includes financing activities, capital transfers, cash sweeps, other treasury services and Direct Corporate Expenses.

(b)

For purposes of the Company’s financial statements for the periods prior to the Distribution, the income tax benefit in the Statements of Operations has been calculated as if FOX filed a separate tax return and was operating as a standalone business. This amount represents the difference between the separate tax return methodology and the actual tax liabilities attributed to the Company, in accordance with applicable tax law, as of the date of the Distribution.

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

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2021:

	As of June 30, 2021
	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Operating leases	$589	$103	$201	$140	$145
Borrowings	8,000	750	1,250	600	5,400
Sports programming rights	36,905	4,371	8,219	7,447	16,868
Entertainment programming rights	1,122	787	319	16	-
Other commitments and contractual obligations	587	280	249	58	-
Total commitments, borrowings and contractual obligations	$47,203	$6,291	$10,238	$8,261	$22,413

Operating leases

For additional information on operating leases, see Note 2—Summary of Significant Accounting Policies under the heading “Leases” and Note 10—Leases.

Sports programming rights

Under the Company’s contracts with the NFL, the remaining future minimum payments for program rights to broadcast certain football games are payable over the remaining term of the contract through the 2033 NFL season. The NFL has a one-time right to terminate the agreement after the 2029 NFL season.

The Company’s contract with MLB gives the Company rights to broadcast certain regular season and post-season games, as well as exclusive rights to broadcast MLB’s World Series and All-Star Game through the 2028 MLB season.

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

Other commitments and contractual obligations

Primarily includes obligations relating to talent costs and television rating services agreements.

Pension and other postretirement benefits

In accordance with ASC 715, “Compensation—Retirement Benefits” (“ASC 715”), the total accrued net benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2021 was $598 million (See Note 15—Pension and Other Postretirement Benefits). This amount is affected by, among other items, statutory funding levels, changes in plan demographics and assumptions and investment returns on plan assets. Because of the current overall funded status of the Company’s material plans, the accrued liability does not represent expected near-term liquidity needs and, accordingly, this amount is not included in the contractual obligations table.

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

U.K. Newspaper Matters Indemnity

In connection with the separation of 21CF and News Corporation in June 2013 (the “21CF News Corporation Separation”), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the Separation Agreement, the Company assumed certain costs and liabilities related to the U.K. Newspaper Matters Indemnity. The liability recorded in the Balance Sheets related to the indemnity was approximately $55 million and $65 million as of June 30, 2021 and 2020, respectively.

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

The Company’s operations are subject to tax in various domestic jurisdictions and as a matter of course, the Company is regularly audited by federal and state tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. Each member of the 21CF consolidated group, which includes 21CF, the Company (prior to the Distribution) and 21CF’s other subsidiaries, is jointly and severally liable for the U.S. federal income and, in certain jurisdictions, state tax liabilities of each other member of the consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21CF consolidated group. The tax matters agreement requires 21CF and/or Disney to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the IRS in amounts that the Company cannot quantify.

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

Pension and postretirement plans that are sponsored by the Company (“Direct Plans”) are accounted for as defined benefit pension plans. Accordingly, the funded and unfunded position of each Direct Plan is recorded in the Balance Sheets. Actuarial gains and losses that have not yet been recognized through income are recorded in Accumulated other comprehensive loss net of taxes, and they are systematically amortized as a component of net periodic benefit cost in accordance with ASC 715. The Company’s benefit obligation for Direct Plans is calculated using assumptions which the Company reviews on a regular basis. The funded status of the Direct Plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2021, 2020 and 2019.

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

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Company uses a June 30 measurement date for all Direct Plans. The following table sets forth the change in the projected benefit obligation, change in the fair value of plan assets and funded status for the Company’s Direct Plans:

	Pension benefits		Postretirement benefits
	As of June 30,
	2021	2020	2021	2020
	(in millions)
Projected benefit obligation, beginning of the year	$1,409	$1,255	$104	$103
Service cost	38	35	2	2
Interest cost	30	39	2	3
Benefits paid	(23)	(21)	(4)	(3)
Settlements(a)	(51)	(45)	-	-
Actuarial losses (gains)(b)	65	145	(6)	(1)
Other	-	1	-	-
Projected benefit obligation, end of the year	1,468	1,409	98	104
Change in the fair value of plan assets for the Company's benefit plans:
Fair value of plan assets, beginning of the year	788	800	-	-
Actual return on plan assets	195	24	-	-
Employer contributions	63	30	4	3
Benefits paid	(23)	(21)	(4)	(3)
Settlements(a)	(51)	(45)	-	-
Fair value of plan assets, end of the year	972	788	-	-
Funded status(c)	$(496)	$(621)	$(98)	$(104)
Grantor Trust assets(c)	$304	$247	$-	$-

(a)	Represents the full settlement of former employees deferred pension benefit obligations through lump sum payments.
(b)

Actuarial losses (gains) for June 30, 2021 were mainly due to a change in the discount rate assumption utilized in measuring plan obligations and changes to other economic assumptions and demographic experience. Actuarial losses for June 30, 2020 were mainly due to a change in the discount rate assumption utilized in measuring plan obligations.

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

Amounts recognized in the Balance Sheets consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2021	2020	2021	2020
	(in millions)
Pension assets	$4	$-	$-	$-
Accrued pension liabilities	(500)	(621)	(98)	(104)
Net amount recognized	$(496)	$(621)	$(98)	$(104)

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Amounts recognized in Accumulated other comprehensive loss, before tax, consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2021	2020	2021	2020
	(in millions)
Actuarial losses	$409	$533	$13	$20
Prior service cost	2	3	-	-
Net amounts recognized	$411	$536	$13	$20

Accumulated pension benefit obligations as of June 30, 2021 and 2020 were $1,319 million and $1,273 million, respectively. For the funded plans, as of June 30, 2021, the projected benefit obligation exceeds the fair value of the plan assets except for one plan that has assets of $100 million, a projected benefit obligation of $96 million and an accumulated benefit obligation of $96 million. Information about funded and unfunded pension plans is presented below:

	Funded plans		Unfunded plans
	As of June 30,
	2021	2020	2021		2020
	(in millions)
Projected benefit obligation	$1,150	$1,096	$318		$313
Accumulated benefit obligation	1,010	971	309		302
Fair value of plan assets	972	788	-	(a)	-	(a)

(a)	The fair value of the assets in the Grantor Trust as of June 30, 2021 and 2020 was $304 million and $247 million, respectively.

Information about funded and unfunded pension plans in which the accumulated benefit obligation exceeds fair value of the plan assets is presented below.

	Funded plans		Unfunded plans
	As of June 30,
	2021	2020	2021		2020
	(in millions)
Projected benefit obligation	$990	$1,096	$318		$313
Accumulated benefit obligation	854	971	309		302
Fair value of plan assets	811	788	-	(a)	-	(a)

(a)	The fair value of the assets in the Grantor Trust as of June 30, 2021 and 2020 was $304 million and $247 million, respectively.

The components of periodic benefit costs were as follows:

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2021	2020	2019	2021	2020	2019
	(in millions)
Service cost	$38	$35	$19	$2	$2	$1
Interest cost	30	39	30	2	3	2
Expected return on plan assets	(50)	(55)	(30)	-	-	-
Amortization of deferred losses	44	28	11	1	1	1
Other	2	1	7	-	-	(1)
Net periodic benefit costs-Direct plans	64	48	37	5	6	3
Net periodic benefit costs- Shared Plans	-	-	14	-	-	4
Total periodic benefit costs	$64	$48	$51	$5	$6	$7

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The components of net periodic benefit costs other than the service cost component are included in Other, net in the Statements of Operations.

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2021	2020	2019	2021	2020	2019
Additional information
Weighted-average assumptions used to determine benefit obligations
Discount rate	2.7%	2.8%	3.6%	2.7%	2.8%	3.6%
Weighted-average assumptions used to determine net periodic benefit costs
Discount rate for service cost	2.9%	3.7%	4.6%	3.0%	3.8%	4.4%
Discount rate for interest cost	2.2%	3.2%	4.1%	2.2%	3.2%	3.9%
Expected return on plan assets	6.5%	7.0%	7.0%	N/A	N/A	N/A

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

The following assumed health care cost trend rates as of June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	Fiscal 2021	Fiscal 2020
Health care cost trend rate	6.0%	7.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0%	4.5%
Year that the rate reaches the ultimate trend rate	2047	2039

The following table sets forth the estimated benefit payments and estimated settlements for the next five fiscal years and in aggregate for the five fiscal years thereafter. These payments are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected benefit payments
	Pension benefits	Postretirement benefits
	(in millions)
Fiscal year
2022	$66	$4
2023	63	5
2024	63	5
2025	65	5
2026	65	5
2027-2031	370	25

The above table presents expected benefit payments for the postretirement benefits net of a nominal amount of U.S. Medicare subsidy receipts per year.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Plan Assets and Grantor Trust

The following tables present Plan assets for the Company’s Direct Plans and Grantor Trust assets to fund certain future unfunded pension benefit obligations of the Company. The assets are classified by level within the fair value hierarchy, as described in Note 6—Fair Value, as of June 30, 2021 and 2020:

	As of June 30, 2021
		Fair value measurements at reporting date using		Assets measured
	Total	Level 1	Level 2	at NAV(a)
	(in millions)
PENSION PLAN ASSETS
Pooled funds(b)
Money market funds	$22	$22	$-	$-
Domestic equity funds	67	67	-	-
Domestic fixed income funds(c)	355	355	-	-
International equity funds	193	193	-	-
International fixed income funds(c)	28	28	-	-
Balanced funds	93	93	-	-
U.S. common stocks(d)	136	136	-	-
Partnership interests	10	-	-	10
Exchange traded equity funds(d)	67	67	-	-
Other(f)	1	-	1	-
Total fair value of plan assets	$972	$961	$1	$10

GRANTOR TRUST ASSETS
Balanced funds(b)	$267	$267	$-	$-
Partnership interests	17	-	-	17
Other(f)	20	20	-	-
Total fair value of Grantor Trust assets	$304	$287	$-	$17

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	As of June 30, 2020
		Fair value measurements at reporting date using		Assets measured
	Total	Level 1	Level 2	at NAV(a)
	(in millions)
PENSION PLAN ASSETS
Pooled funds(b)
Money market funds	$33	$-	$33	$-
Domestic equity funds	73	73	-	-
Domestic fixed income funds(c)	3	3	-	-
International equity funds	119	119	-	-
International fixed income funds(c)	29	1	-	28
Balanced funds	181	114	-	67
U.S. common stocks(d)	144	144	-	-
Government and Agency obligations(e)
Domestic government obligations	19	-	19	-
Domestic agency obligations	24	-	24	-
Corporate obligations(e)	50	-	50	-
Partnership interests	13	-	-	13
Exchange traded funds(d)	70	70	-	-
Other(f)	30	(10)	40	-
Total fair value of plan assets	$788	$514	$166	$108

GRANTOR TRUST ASSETS
Balanced funds(b)	$214	$214	$-	$-
Partnership interests	13	-	-	13
Other(f)	20	20	-	-
Total fair value of Grantor Trust assets	$247	$234	$-	$13

(a)

Investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are excluded from the fair value hierarchy disclosure. These investments have monthly liquidity.

(b)	Pooled funds that have a readily determinable fair value are valued at the regularly published NAV.
(c)	Domestic fixed income funds and international fixed income funds consist primarily of investment grade securities.
(d)	Exchange traded funds and common stock investments that are publicly traded are valued at the closing price reported on active markets in which the securities are traded.
(e)	The fair value of corporate, government and agency obligations are valued based on a compilation of primary observable market information or a broker quote in a non-active market.
(f)	Includes cash and cash equivalents, plan receivables and payables and certain other fixed income investments.

The investment objective for the funded pension plans is to grow assets to decrease the deficit and protect improvements in funded status. The asset allocation strategy will change over time by shifting assets from return seeking assets to liability hedging assets upon the achievement of certain funding milestones. The target asset allocation on June 30, 2021 is 57% return seeking assets and 43% liability hedging assets. The actual asset allocation on June 30, 2021 is 62% return seeking assets and 38% liability hedging assets. Return seeking assets are diversified across multiple asset classes and liability hedging assets are managed to correlate highly with the pension liabilities to reduce interest rate risk. Assets are generally managed by external investment managers. The expected long-term rate of return on asset assumption is determined using the current target asset allocation and applying expected future returns for the various asset classes and correlations amongst the asset classes.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The funded plans weighted-average asset allocation, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2021	2020
Asset Category
Equity investments	48%	51%
Fixed income investments	42	21
Other, including cash	10	28
Total	100%	100%

Required pension plan contributions for the next fiscal year are not expected to be material; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.

Defined Contribution Plans

The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $49 million, $44 million and $39 million for fiscal 2021, 2020 and 2019, respectively.

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

Income before income tax (expense) benefit was attributable to the U.S. jurisdiction. Significant components of the Company’s provision for income taxes were as follows:

	For the years ended June 30,
	2021	2020	2019
	(in millions)
U.S.
Federal	$181	$110	$127
State, local and other	2	9	68
Total current	183	119	195
Deferred	534	283	386
Provision for income taxes	$717	$402	$581

The reconciliation of income tax computed at the statutory rate to income tax (expense) benefit was:

	For the years ended June 30,
	2021	2020	2019
U.S. federal income tax rate	21%	21%	21%
State and local taxes	4	4	4
Nondeductible compensation	1	2	-
Valuation allowance movements	-	1	-
Adjustments for tax matters, net	(1)	(1)	-
Other	-	-	1
Effective tax rate	25%	27%	26%

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following is a summary of the components of the deferred tax accounts:

	As of June 30,
	2021	2020
	(in millions)
Deferred tax assets
Basis difference(a)	$3,676	$4,176
Operating lease liabilities	121	140
Pension benefit obligations	64	93
Equity-based compensation	33	31
Accrued liabilities	37	31
Net operating loss carryforwards	18	28
Other	117	120
Total deferred tax assets	4,066	4,619
Deferred tax liabilities
Operating lease ROU assets	(114)	(133)
Sports rights contracts	(108)	(110)
Total deferred tax liabilities	(222)	(243)
Net deferred tax asset before valuation allowance	3,844	4,376
Less: valuation allowance	(24)	(20)
Total net deferred tax assets(b)	$3,820	$4,356

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

(b)	Includes a $2 million deferred tax liability recorded in Other liabilities on the Consolidated Balance Sheet as of June 30, 2021 and 2020.

As of June 30, 2021, the Company had $18 million of tax attributes from net operating loss carryforwards available to offset future taxable income. A substantial portion of these losses can be carried forward indefinitely. The Company also had $10 million of tax attributes from capital loss carry forwards available to offset future capital gains. A substantial portion of these capital losses can be carried forward for four years.

The net increase in the valuation allowance to $24 million as of June 30, 2021 was primarily due to the additional valuation allowance required on net operating loss carryforwards not expected to be utilized.

The following table sets forth the change in the uncertain tax positions, excluding interest and penalties:

	For the years ended June 30,
	2021		2020		2019
	(in millions)
Balance, beginning of year	$73		$94		$91
Additions for prior year tax positions	-		1		7
Additions for current year tax positions	2		2		9
Reduction for prior year tax positions	(45)	(a)	(24)	(a)	(13)
Balance, end of year	$30		$73		$94

(a)

The reduction for prior year tax positions in fiscal 2021 includes $31 million from the settlement of audits and $14 million from the expiration of statutes of limitations. The reduction for prior year tax positions in fiscal 2020 includes $21 million from the expiration of statutes of limitations.

The Company recognizes interest and penalty charges related to uncertain tax positions as income tax (expense) benefit. The Company recorded liabilities for accrued interest of $11 million and $22 million as of June 30, 2021 and 2020, respectively, and the amounts of interest income/expense recorded in each of the three fiscal years 2021, 2020 and 2019 were not material.

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Company is subject to tax in various domestic jurisdictions and, as a matter of ordinary course, the Company is regularly audited by federal and state tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not anticipate that the resolution of these pending tax matters will have a material adverse effect on its combined financial condition, future results of operations or liquidity. The net decrease to the balance of uncertain tax positions in fiscal 2021 is primarily attributable to state matters. The Company does not expect significant changes to these positions over the next 12 months. As of June 30, 2021 and 2020, $24 million and $58 million, respectively, would affect the Company’s effective income tax rate if the Company’s position with respect to the uncertainties is sustained.

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

•

Television, which principally consists of the production, acquisition, marketing and distribution of broadcast network programming and free advertising-supported video-on-demand (“AVOD”) services under the FOX and Tubi brands, respectfully, and the operation of 29 full power broadcast television stations, including 11 duopolies, in the U.S. Of these stations, 18 are affiliated with the FOX Network, 10 are affiliated with MyNetworkTV and one is an independent station.

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

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following tables set forth the Company’s Revenues and Segment EBITDA for fiscal 2021, 2020 and 2019:

	For the years ended June 30,
	2021	2020	2019
	(in millions)
Revenues
Cable Network Programming	$5,683	$5,492	$5,381
Television	7,048	6,661	5,979
Other, Corporate and Eliminations	178	150	29
Total revenues	$12,909	$12,303	$11,389
Segment EBITDA
Cable Network Programming	$2,876	$2,706	$2,495
Television	555	430	470
Other, Corporate and Eliminations	(344)	(357)	(284)
Amortization of cable distribution investments	(22)	(24)	(38)
Depreciation and amortization	(300)	(258)	(212)
Impairment and restructuring charges	(35)	(451)	(26)
Interest expense	(395)	(369)	(203)
Interest income	4	35	41
Other, net	579	(248)	(19)
Income before income tax expense	2,918	1,464	2,224
Income tax expense	(717)	(402)	(581)
Net income	2,201	1,062	1,643
Less: Net income attributable to noncontrolling interests	(51)	(63)	(48)
Net income attributable to Fox Corporation stockholders	$2,150	$999	$1,595

Revenues by Segment by Component

	For the years ended June 30,
	2021	2020	2019
	(in millions)
Cable Network Programming
Affiliate fee	$3,995	$3,870	$3,804
Advertising	1,337	1,164	1,184
Other	351	458	393
Total Cable Network Programming revenues	5,683	5,492	5,381
Television
Advertising	4,094	4,169	3,872
Affiliate fee	2,440	2,038	1,708
Other	514	454	399
Total Television revenues	7,048	6,661	5,979
Other, Corporate and Eliminations	178	150	29
Total revenues	$12,909	$12,303	$11,389

For fiscal 2021 and 2020, the Company had no individual customers that accounted for 10% or more of Revenues. For fiscal 2019, the Company had one customer that represented approximately 11% of Revenues.

Future Performance Obligations

As of June 30, 2021, approximately $5 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to affiliate contracts, sports advertising contracts and content licensing contracts with fixed fees. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less,

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.

	For the years ended June 30,
	2021	2020	2019
	(in millions)
Depreciation and amortization
Cable Network Programming	$55	$59	$48
Television	104	73	96
Other, Corporate and Eliminations	141	126	68
Total depreciation and amortization	$300	$258	$212

	For the years ended June 30,
	2021	2020	2019
	(in millions)
Capital expenditures
Cable Network Programming	$53	$43	$83
Television	100	72	71
Other, Corporate and Eliminations	331	244	81
Total capital expenditures	$484	$359	$235

	As of June 30,
	2021	2020
	(in millions)
Assets
Cable Network Programming	$2,577	$2,591
Television	7,305	7,054
Other, Corporate and Eliminations	12,145	11,487
Investments	899	618
Total assets	$22,926	$21,750

	As of June 30,
	2021	2020
	(in millions)
Goodwill and intangible assets, net
Cable Network Programming	$1,324	$1,287
Television	4,582	4,630
Other, Corporate and Eliminations	683	690
Total goodwill and intangible assets, net	$6,589	$6,607

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 18. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under ASC 260, “Earnings per Share”:

	For the years ended June 30,
	2021	2020	2019
	(in millions, except per share amounts)
Net income attributable to Fox Corporation stockholders	$2,150	$999	$1,595
Weighted average shares - basic(a)	591	613	621
Shares issuable under equity-based compensation plans(b)	4	3	-
Weighted average shares - diluted(a)	595	616	621
Net income attributable to Fox Corporation stockholders per share - basic	$3.64	$1.63	$2.57
Net income attributable to Fox Corporation stockholders per share - diluted	$3.61	$1.62	$2.57

(a)

For all periods presented prior to the date of the Distribution, 621 million shares have been utilized for the calculation of basic and diluted earnings per share as no shares of common stock or equity-based awards of the Company were outstanding prior to that date (See Note 2—Summary of Significant Accounting Policies under the heading “Earnings per share” for additional information).

(b)

Weighted average common shares include the incremental shares that would be issued upon the assumed vesting of RSUs, PSUs and stock options (including PSOs) if the effect is dilutive (See Note 12—Equity-Based Compensation).

NOTE 19. QUARTERLY DATA (UNAUDITED)

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
FISCAL 2021
Revenues	$2,717	$4,087	$3,215	$2,890
Net income attributable to Fox Corporation stockholders(a)	1,106	224	567	253
Net income attributable to Fox Corporation stockholders per share - basic	1.83	0.38	0.96	0.44
Net income attributable to Fox Corporation stockholders per share - diluted	1.83	0.37	0.96	0.43

FISCAL 2020
Revenues	$2,667	$3,778	$3,440	$2,418
Net income attributable to Fox Corporation stockholders(a)	499	300	78	122
Net income attributable to Fox Corporation stockholders per share - basic	0.80	0.49	0.13	0.20
Net income attributable to Fox Corporation stockholders per share - diluted	0.80	0.48	0.13	0.20

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

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 20. VALUATION AND QUALIFYING ACCOUNTS

	Balance as of beginning of year	Additions	Utilization	Other		Balance as of end of year
	(in millions)
FISCAL 2021
Allowances for doubtful accounts	$(93)	$(4)	$11	$9		$(77)
Deferred tax valuation allowance	(20)	(9)	5	-		(24)

FISCAL 2020
Allowances for doubtful accounts	$(35)	$(63)	$5	$-		$(93)
Deferred tax valuation allowance	(6)	(19)	5	-		(20)

FISCAL 2019
Allowances for doubtful accounts	$(28)	$(15)	$8	$-		$(35)
Deferred tax valuation allowance	(45)	(10)	-	49	(a)	(6)

(a)

Represents the allocation of the deferred tax valuation allowance between 21CF and the Company in accordance with the Distribution (See Note 1—Description of Business and Basis of Presentation under the heading “Basis of Presentation”).

NOTE 21. ADDITIONAL FINANCIAL INFORMATION

Other, net

The following table sets forth the components of Other, net included in the Statements of Operations:

	For the years ended June 30,
	2021	2020	2019
	(in millions)
Transaction costs(a)	$421	$(125)	$(199)
Net gains on investments in equity securities(b)	258	14	268
U.K. Newspaper Matters Indemnity(c)	(64)	(90)	(58)
Other	(36)	(47)	(30)
Total other, net	$579	$(248)	$(19)

(a)

The transaction costs for fiscal 2021 are primarily related to the partial settlement from Disney of $462 million related to the reimbursement of the Company’s prepayment of its share of the Divestiture Tax (See Note 1—Description of Business and Basis of Presentation). The transaction costs for fiscal 2020 and 2019 are primarily related to the Separation and the Distribution which includes retention related costs and for fiscal 2020 include costs associated with the profits participants litigation (See Note 14—Commitments and Contingencies under the heading “Profits Participants Litigation”).

(b)

Net gains on investments in equity securities for fiscal 2021 included the gains related to the changes in fair value of the Company’s investment in Flutter (See Note 6—Fair Value). Net gains on investments in equity securities for fiscal 2020 included the loss related to the change in fair value of the Company’s investment in Roku, which was sold in March 2020 (See Note 3—Acquisitions, Disposals and Other Transactions under the heading “Roku”).

(c)	See Note 14—Commitments and Contingencies under the heading “U.K. Newspaper Matters Indemnity.”

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Other Non-Current Assets

The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of June 30,
	2021	2020
	(in millions)
Investments(a)	$899	$618
Operating lease ROU assets	469	539
Grantor Trust	304	247
Inventories, net	199	202
Other	187	195
Total other non-current assets	$2,058	$1,801

(a)	Includes investments accounted for at fair value on a recurring basis of $788 million and $531 million as of June 30, 2021 and 2020, respectively (See Note 6—Fair Value).

Accounts Payable, Accrued Expenses and Other Current Liabilities

The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of June 30,
	2021	2020
	(in millions)
Accrued expenses	$1,077	$907
Program rights payable	659	485
Deferred revenue	196	152
Operating lease liabilities	92	122
Other current liabilities	229	240
Total accounts payable, accrued expenses and other current liabilities	$2,253	$1,906

Other Liabilities

The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of June 30,
	2021	2020
	(in millions)
Accrued non-current pension/postretirement liabilities	$586	$709
Non-current operating lease liabilities	409	452
Other non-current liabilities	341	321
Total other liabilities	$1,336	$1,482

FOX CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Supplemental Information

	For the years ended June 30,
	2021	2020	2019
	(in millions)
Supplemental cash flows information
Cash paid for interest	$(390)	$(355)	$(39)
Cash paid for income taxes	$(225)	$(88)	$(4)

Supplemental information on acquisitions
Fair value of assets acquired, excluding cash	$49	$1,254	$-
Cash acquired	-	41	-
Liabilities assumed and other	2	(84)	-
Noncontrolling interests	-	(109)	-
Cash paid	(51)	(1,102)	-
Fair value of equity instruments consideration	$-	$-	$-

NOTE 22. SUBSEQUENT EVENTS

Subsequent to June 30, 2021, the Company increased its semi-annual dividend and declared a semi-annual dividend of $0.24 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on September 29, 2021 with a record date for determining dividend entitlements of September 1, 2021.

Subsequent to June 30, 2021, the Company repurchased a total of approximately 1.4 million shares of Common Stock for $50 million in the open market.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 59 and 60, respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Due to the COVID-19 pandemic, most of the Company’s employees continue to work remotely, and the Company has strived to minimize the impact of this on the design and effectiveness of the Company’s internal control over financial reporting. The Company is continually monitoring and assessing its internal control over financial reporting and has not experienced any material impact to its internal control over financial reporting due to the COVID-19 pandemic.

Effective July 1, 2021, the Company implemented new general ledger and procure-to-pay systems. This company-wide implementation involved migrating multiple legacy systems, some of which were subject to a 21CF transition services agreement, to a common platform. In connection with this implementation, the Company has implemented updates and changes to its processes and related control activities.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEMS 10, 11, 12, 13 AND 14.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE; PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s Definitive Proxy Statement to be filed in connection with its 2021 Annual Meeting of Stockholders pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

1.

The Company’s Consolidated Financial Statements required to be filed as part of this Annual Report and the Reports of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

2.

All other financial statement schedules are omitted because the required information is not applicable or because the information called for is included in the Company’s Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

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

3.2

Amended and Restated By-laws of Fox Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2021 and filed with the SEC on February 24, 2021).

4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 and filed with the SEC on August 10, 2020).

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

101

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2021, 2020 and 2019; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2021, 2020 and 2019; (iii) Consolidated Balance Sheets as of June 30, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2021, 2020 and 2019; (v) Consolidated Statements of Equity for the fiscal years ended June 30, 2021, 2020 and 2019 and (vi) Notes to the Consolidated Financial Statements.*

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

Date: August 10, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ LACHLAN K. MURDOCH Lachlan K. Murdoch	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	August 10, 2021
/S/ STEVEN TOMSIC Steven Tomsic	Chief Financial Officer (Principal Financial and Accounting Officer)	August 10, 2021
/S/ K. RUPERT MURDOCH K. Rupert Murdoch	Chairman	August 10, 2021
/S/ WILLIAM A. BURCK William A. Burck	Director	August 10, 2021
/S/ CHASE CAREY Chase Carey	Director	August 10, 2021
/S/ ANNE DIAS Anne Dias	Director	August 10, 2021
/S/ ROLAND A. HERNANDEZ Roland A. Hernandez	Director	August 10, 2021
/S/ JACQUES NASSER Jacques Nasser	Director	August 10, 2021
/S/ PAUL D. RYAN Paul D. Ryan	Director	August 10, 2021