Form 10-Q
period 2021-09-30
Fox Corp
filed 2021-11-04
CIK 1754301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________
Commission file number 001-38776

FOX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1825597
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas
New York,	New York	10036
(Address of Principal Executive Offices and Zip Code)
Registrant’s telephone number, including area code (212) 852-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	FOXA	The Nasdaq Global Select Market
Class B Common Stock, par value $0.01 per share	FOX	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 1, 2021, 320,346,625 shares of Class A Common Stock, par value $0.01 per share, and 249,239,510 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

FOX CORPORATION
FORM 10-Q

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended September 30,
	2021	2020
Revenues	$3,045	$2,717
Operating expenses	(1,571)	(1,168)
Selling, general and administrative	(415)	(388)
Depreciation and amortization	(79)	(68)
Impairment and restructuring charges	—	(35)
Interest expense, net	(97)	(98)
Other, net	69	519
Income before income tax expense	952	1,479
Income tax expense	(244)	(362)
Net income	708	1,117
Less: Net income attributable to noncontrolling interests	(7)	(11)
Net income attributable to Fox Corporation stockholders	$701	$1,106

EARNINGS PER SHARE DATA

Weighted average shares:
Basic	575	603
Diluted	578	605

Net income attributable to Fox Corporation stockholders per share:
Basic	$1.22	$1.83
Diluted	$1.21	$1.83
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	For the three months ended September 30,
	2021	2020
Net income	$708	$1,117
Other comprehensive income, net of tax:
Benefit plan adjustments	6	9
Other comprehensive income, net of tax	6	9
Comprehensive income	714	1,126
Less: Net income attributable to noncontrolling interests(a)	(7)	(11)
Comprehensive income attributable to Fox Corporation stockholders	$707	$1,115
___________

(a)
Net income attributable to noncontrolling interests includes $(1) million and $4 million for the three months ended September 30, 2021 and 2020, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of September 30, 2021	As of June 30, 2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$5,411	$5,886
Receivables, net	2,192	2,029
Inventories, net	1,135	729
Other	137	105
Total current assets	8,875	8,749
Non-current assets
Property, plant and equipment, net	1,656	1,708
Intangible assets, net	3,155	3,154
Goodwill	3,532	3,435
Deferred tax assets	3,653	3,822
Other non-current assets	2,290	2,058
Total assets	$23,161	$22,926
LIABILITIES AND EQUITY
Current liabilities
Borrowings	$750	$749
Accounts payable, accrued expenses and other current liabilities	2,119	2,253
Total current liabilities	2,869	3,002
Non-current liabilities
Borrowings	7,203	7,202
Other liabilities	1,357	1,336
Redeemable noncontrolling interests	302	261
Commitments and contingencies
Equity
Class A common stock(a)	3	3
Class B common stock(b)	3	3
Additional paid-in capital	9,327	9,453
Retained earnings	2,409	1,982
Accumulated other comprehensive loss	(312)	(318)
Total Fox Corporation stockholders' equity	11,430	11,123
Noncontrolling interests	—	2
Total equity	11,430	11,125
Total liabilities and equity	$23,161	$22,926
___________

(a)
Class A common stock, $0.01 par value per share, 2,000,000,000 shares authorized, 320,894,401 shares and 324,361,864 shares issued and outstanding at par as of September 30, 2021 and June 30, 2021, respectively.

(b)
Class B common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 249,625,849 shares and 251,821,556 shares issued and outstanding at par as of September 30, 2021 and June 30, 2021, respectively.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the three months ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$708	$1,117
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	79	68
Amortization of cable distribution investments	5	5
Impairment and restructuring charges	—	35
Equity-based compensation	15	31
Other, net	(69)	(519)
Deferred income taxes	168	391
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(174)	(193)
Inventories net of program rights payable	(499)	(440)
Accounts payable and accrued expenses	(171)	(62)
Other changes, net	(33)	(166)
Net cash provided by operating activities	29	267
INVESTING ACTIVITIES
Property, plant and equipment	(53)	(117)
Acquisitions, net of cash acquired	(75)	(1)
Proceeds from dispositions, net	82	—
Purchase of investments	(29)	(31)
Net cash used in investing activities	(75)	(149)
FINANCING ACTIVITIES
Repurchase of shares	(250)	(267)
Non-operating cash flows from The Walt Disney Company	—	152
Settlement of Divestiture Tax Prepayment	—	462
Dividends paid and distributions	(150)	(15)
Other financing activities, net	(29)	(34)
Net cash (used in) provided by financing activities	(429)	298
Net (decrease) increase in cash and cash equivalents	(475)	416
Cash and cash equivalents, beginning of year	5,886	4,645
Cash and cash equivalents, end of period	$5,411	$5,061
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(IN MILLIONS)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Fox Corporation Stockholders' Equity	Noncontrolling Interests(a)	Total Equity
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, June 30, 2021	324	$3	252	$3	$9,453	$1,982	$(318)	$11,123	$2	$11,125
Net income	—	—	—	—	—	701	—	701	8	709
Other comprehensive income	—	—	—	—	—	—	6	6	—	6
Dividends	—	—	—	—	—	(138)	—	(138)	—	(138)
Shares repurchased	(5)	—	(2)	—	(114)	(136)	—	(250)	—	(250)
Other	2	—	—	—	(12)	—	—	(12)	(10)	(22)
Balance, September 30, 2021	321	$3	250	$3	$9,327	$2,409	$(312)	$11,430	$—	$11,430
Balance, June 30, 2020	344	$3	261	$3	$9,831	$674	$(417)	$10,094	$17	$10,111
Net income	—	—	—	—	—	1,106	—	1,106	7	1,113
Other comprehensive income	—	—	—	—	—	—	9	9	—	9
Dividends	—	—	—	—	—	(138)	—	(138)	—	(138)
Shares repurchased	(7)	—	(3)	—	(161)	(109)	—	(270)	—	(270)
Other	1	—	—	—	(2)	(8)	—	(10)	(9)	(19)
Balance, September 30, 2020	338	$3	258	$3	$9,668	$1,525	$(408)	$10,791	$15	$10,806
__________________

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 4—Fair Value under the heading “Redeemable Noncontrolling Interests”).
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
The accompanying Unaudited Consolidated Financial Statements of FOX have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Unaudited Consolidated Financial Statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022, due to, among other things, the impact of coronavirus disease 2019 (“COVID-19”) on the Company’s business.
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
These interim Unaudited Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 as filed with the Securities and Exchange Commission on August 10, 2021 (the “2021 Form 10-K”).
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
The Company’s fiscal year ends on June 30 of each year. Certain fiscal 2021 amounts have been reclassified to conform to the fiscal 2022 presentation.
The unaudited and audited consolidated financial statements are referred to as the “Financial Statements” herein. The unaudited consolidated statements of operations are referred to as the “Statements of Operations” herein. The unaudited and audited consolidated balance sheets are referred to as the “Balance Sheets” herein.
Recently Adopted and Recently Issued Accounting Guidance
No recently adopted or issued accounting guidance materially impacted or are expected to impact the Company's Financial Statements.
NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS
The Company’s acquisitions support the Company’s strategy to strengthen its core brands and leverage its sports broadcasting rights and expand their reach beyond their traditional linear businesses. For the three months ended September 30, 2021, the Company's acquisitions were individually not material. For the fiscal

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2021 acquisition disclosed in Note 3—Acquisitions, Disposals and Other Transactions in the 2021 Form 10-K under the heading “Acquisitions and Disposals,” the accounting for the business combination, including consideration transferred, is based on provisional amounts and the allocation of the consideration transferred is not final. The amounts allocated to intangibles and goodwill, the estimates of useful lives and the related amortization expense are subject to changes pending the completion of the final valuation of certain assets and liabilities. A change in the allocation of consideration transferred and any estimates of useful lives could result in a change in the value allocated to the intangible assets that could impact future amortization expense.
NOTE 3. INVENTORIES, NET
The Company’s inventories were comprised of the following:

	As of September 30, 2021	As of June 30, 2021
	(in millions)
Sports programming rights	$988	$573
Entertainment programming rights	484	355
Total inventories, net	1,472	928
Less: current portion of inventories, net	(1,135)	(729)
Total non-current inventories, net	$337	$199
The aggregate amortization expense related to the programming rights was approximately $800 million and $670 million for the three months ended September 30, 2021 and 2020, respectively, which is included in Operating expenses in the Statements of Operations.
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
The following tables present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of September 30, 2021
	Total	Level 1		Level 2	Level 3
	(in millions)
Assets
Investments in equity securities	$857	$857	(a)	$—	$—
Redeemable noncontrolling interests	(302)	—		—	(302)	(b)
Total	$555	$857		$—	$(302)

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Fair value measurements
	As of June 30, 2021
	Total	Level 1		Level 2	Level 3
	(in millions)
Assets
Investments in equity securities	$788	$788	(a)	$—	$—
Redeemable noncontrolling interests	(261)	—		—	(261)	(b)
Total	$527	$788		$—	$(261)

(a)
The investment categorized as Level 1 represents an investment in equity securities of Flutter Entertainment plc (“Flutter”) with a readily determinable fair value (See Note 3—Acquisitions, Disposals and Other Transactions in the 2021 Form 10-K under the heading “Flutter” for additional information).

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

Redeemable Noncontrolling Interests
The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity,” because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded are put rights held by minority shareholders in a majority-owned sports network, Credible Labs Inc. ("Credible") and an entertainment production company.
The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the three months ended September 30,
	2021	2020
	(in millions)
Beginning of period	$(261)	$(305)
Acquisitions(a)	(45)	—
Net loss (income)	1	(4)
Distributions	3	6
Accretion and other	—	(7)
End of period	$(302)	$(310)

(a)	The increase for the three months ended September 30, 2021, was due to the acquisition of an entertainment production company.
As of September 30, 2021, the final portion of the sports network minority shareholder's put right was exercisable. In October 2021, this portion of the minority shareholder's put right expired and, as a result, approximately $110 million will be reclassified into equity in the Financial Statements for the three months ending December 31, 2021. The put right held by the Credible minority shareholder will become exercisable in fiscal 2025. The put right held by the entertainment production company's minority shareholder will become exercisable in fiscal 2027.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments
The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and investments, accounted for using the measurement alternative method in accordance with ASC 321, approximates fair value.

	As of September 30, 2021	As of June 30, 2021
	(in millions)
Borrowings
Fair value	$9,460	$9,474
Carrying value	$7,953	$7,951
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
Generally, the Company does not require collateral to secure receivables. As of September 30, 2021 and June 30, 2021, the Company had no customers that accounted for 10% or more of the Company’s receivables.
NOTE 5. BORROWINGS
Senior Notes Issued
Borrowings include senior notes (See Note 9—Borrowings in the 2021 Form 10-K under the heading “Public Debt – Senior Notes Issued”). Senior notes of $750 million at 3.666% are due in January 2022. In addition, the Company is party to a credit agreement providing a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of March 2024 (See Note 9—Borrowings in the 2021 Form 10-K under the heading “Revolving Credit Agreement”). As of September 30, 2021, there were no borrowings outstanding under the revolving credit agreement.
NOTE 6. STOCKHOLDERS’ EQUITY
Stock Repurchase Program
The Company's Board of Directors (the "Board") has authorized a $4 billion stock repurchase program, under which the Company can repurchase Class A Common Stock (the “Class A Common Stock”) and Class B Common Stock (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”). The program has no time limit and may be modified, suspended or discontinued at any time.
The Company repurchased approximately 7 million shares of Common Stock for approximately $250 million during the three months ended September 30, 2021.
Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.
As of September 30, 2021, the Company’s remaining stock repurchase authorization was approximately $2.15 billion. Subsequent to September 30, 2021, the Company repurchased approximately 1.2 million shares of Common Stock for approximately $50 million.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Dividends
The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the three months ended September 30,
	2021	2020
Cash dividend per share	$0.24	$0.23
The Company declared a semi-annual dividend of $0.24 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended September 30, 2021, which was paid on September 29, 2021 to stockholders of record on September 1, 2021.
NOTE 7. EQUITY-BASED COMPENSATION
The Company has one equity plan, the Fox Corporation 2019 Shareholder Alignment Plan (See Note 12—Equity-Based Compensation in the 2021 Form 10-K).
The following table summarizes the Company’s equity-based compensation:

	For the three months ended September 30,
	2021	2020
	(in millions)
Equity-based compensation	$15	$31
Intrinsic value of all settled equity-based awards	$76	$81
Tax benefit on settled equity-based awards	$17	$14
The Company’s stock based awards are settled in Class A Common Stock. As of September 30, 2021, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $145 million and is expected to be recognized over a weighted average period between one and two years.
As of September 30, 2021 and 2020, the Company had approximately 6 million and 7 million stock options outstanding, respectively.
Awards Vested and Granted
Restricted Stock Units
During the three months ended September 30, 2021 and 2020, approximately 2.0 million and 3.1 million restricted stock units (“RSUs”) vested and approximately 1.6 million and 1.9 million RSUs were granted, respectively. These RSUs generally vest in equal annual installments over a three-year period subject to the participants’ continued employment with the Company.
Performance-Based Stock Options
During the three months ended September 30, 2021 and 2020, the Company granted approximately 4 million and 5 million performance-based stock options, respectively, which will vest in full at the end of a three-year performance period if the market condition is met, and have a term of seven years thereafter.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of September 30, 2021 and June 30, 2021 were approximately $46 billion and $47 billion, respectively. The decrease from June 30, 2021 was primarily due to sports programming rights payments.
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
U.K. Newspaper Matters Indemnity
In connection with the separation of Twenty-First Century Fox, Inc. (now known as TFCF Corporation) ("21CF") and News Corporation in June 2013 (the “21CF News Corporation Separation”), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the Separation Agreement (as defined in Note 1—Description of Business and Basis of Presentation in the 2021 Form 10-K under the heading “The Distribution”), the Company assumed certain costs and liabilities related to the U.K. Newspaper Matters Indemnity. The liability recorded in the Balance Sheets related to the indemnity was approximately $45 million and $55 million as of September 30, 2021 and June 30, 2021, respectively.
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

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s operations are subject to tax in various domestic jurisdictions and as a matter of course, the Company is regularly audited by federal and state tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. Each member of the 21CF consolidated group, which includes 21CF, the Company (prior to the Distribution (as defined in Note 1—Description of Business and Basis of Presentation in the 2021 Form 10-K under the heading “The Distribution”)) and 21CF’s other subsidiaries, is jointly and severally liable for the U.S. federal income and, in certain jurisdictions, state tax liabilities of each other member of the consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21CF consolidated group. The tax matters agreement entered into in connection with the Separation (as defined in Note 1—Description of Business and Basis of Presentation in the 2021 Form 10-K under the heading “The Distribution”) requires 21CF and/or The Walt Disney Company ("Disney") to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the Internal Revenue Service in amounts that the Company cannot quantify.
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. Pension plans and postretirement benefit plans are closed to new participants with the exception of a small group covered by collective bargaining agreements. The net periodic benefit cost was $14 million and $17 million for the three months ended September 30, 2021 and 2020, respectively.
NOTE 10. SEGMENT INFORMATION
The Company is a news, sports and entertainment company, which manages and reports its businesses in the following segments:
•Cable Network Programming, which principally consists of the production and licensing of news and sports content distributed primarily through traditional cable television systems, direct broadcast satellite operators and telecommunication companies (“traditional MVPDs”) and online multi-channel video programming distributors (“digital MVPDs”), primarily in the U.S.
•Television, which principally consists of the production, acquisition, marketing and distribution of broadcast network programming and free advertising-supported video-on-demand (“AVOD”) services under the FOX and Tubi brands, respectively, and the operation of 29 full power broadcast television stations, including 11 duopolies, in the U.S. Of these stations, 18 are affiliated with the FOX Network, 10 are affiliated with MyNetworkTV and one is an independent station.
•Other, Corporate and Eliminations, which principally consists of the FOX Studio Lot, Credible, corporate overhead costs and intracompany eliminations. The FOX Studio Lot, located in Los Angeles, California, provides television and film production services along with office space, studio operation services and includes all operations of the facility. Credible is a U.S. consumer finance marketplace.
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

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Segment EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Interest expense, net, Other, net and Income tax expense. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.
The following tables set forth the Company’s Revenues and Segment EBITDA for the three months ended September 30, 2021 and 2020:

	For the three months ended September 30,
	2021	2020
	(in millions)
Revenues
Cable Network Programming	$1,416	$1,325
Television	1,581	1,350
Other, Corporate and Eliminations	48	42
Total revenues	$3,045	$2,717
Segment EBITDA
Cable Network Programming	$774	$781
Television	359	457
Other, Corporate and Eliminations	(69)	(72)
Amortization of cable distribution investments	(5)	(5)
Depreciation and amortization	(79)	(68)
Impairment and restructuring charges	—	(35)
Interest expense, net	(97)	(98)
Other, net	69	519
Income before income tax expense	952	1,479
Income tax expense	(244)	(362)
Net income	708	1,117
Less: Net income attributable to noncontrolling interests	(7)	(11)
Net income attributable to Fox Corporation stockholders	$701	$1,106

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Revenues by Segment by Component

	For the three months ended September 30,
	2021	2020
	(in millions)
Cable Network Programming
Affiliate fee	$1,026	$973
Advertising	311	299
Other	79	53
Total Cable Network Programming revenues	1,416	1,325
Television
Advertising	819	670
Affiliate fee	641	560
Other	121	120
Total Television revenues	1,581	1,350
Other, Corporate and Eliminations	48	42
Total revenues	$3,045	$2,717
Future Performance Obligations
As of September 30, 2021, approximately $4.5 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to affiliate contracts, sports advertising contracts and content licensing contracts with fixed fees. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.

	For the three months ended September 30,
	2021	2020
	(in millions)
Depreciation and amortization
Cable Network Programming	$10	$13
Television	26	25
Other, Corporate and Eliminations	43	30
Total depreciation and amortization	$79	$68

	As of September 30, 2021	As of June 30, 2021
	(in millions)
Assets
Cable Network Programming	$2,557	$2,577
Television	8,162	7,305
Other, Corporate and Eliminations	11,444	12,145
Investments	998	899
Total assets	$23,161	$22,926

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. ADDITIONAL FINANCIAL INFORMATION
Other, net
The following table sets forth the components of Other, net included in the Statements of Operations:

	For the three months ended September 30,
	2021	2020
	(in millions)
Net gains on investments in equity securities(a)	$63	$121
Transaction costs(b)	(12)	451
Other	18	(53)
Total other, net	$69	$519

(a)
Net gains on investments in equity securities for the three months ended September 30, 2021 and for three months ended September 30, 2020 included the gain related to the change in fair value of the Company’s investment in Flutter (See Note 4—Fair Value).

(b)
The transaction costs for the three months ended September 30, 2020 are primarily related to the substantially resolved settlement from Disney of $462 million related to the reimbursement of the Company’s prepayment of its share of the Divestiture Tax (as defined in Note 1—Description of Business and Basis of Presentation in the 2021 Form 10-K).

Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of September 30, 2021	As of June 30, 2021
	(in millions)
Investments(a)	$998	$899
Operating lease ROU assets	484	469
Inventories, net	337	199
Grantor Trust	298	304
Other	173	187
Total other non-current assets	$2,290	$2,058

(a)	Included investments accounted for at fair value on a recurring basis of $857 million and $788 million as of September 30, 2021 and June 30, 2021, respectively (See Note 4—Fair Value).

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accounts Payable, Accrued Expenses and Other Current Liabilities
The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of September 30, 2021	As of June 30, 2021
	(in millions)
Accrued expenses	$842	$1,077
Program rights payable	686	659
Deferred revenue	212	196
Operating lease liabilities	95	92
Other current liabilities	284	229
Total accounts payable, accrued expenses and other current liabilities	$2,119	$2,253
Other Liabilities
The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of September 30, 2021	As of June 30, 2021
	(in millions)
Accrued non-current pension/postretirement liabilities	$574	$586
Non-current operating lease liabilities	423	409
Other non-current liabilities	360	341
Total other liabilities	$1,357	$1,336
Supplemental Information

	For the three months ended September 30,
	2021	2020
	(in millions)
Supplemental cash flows information
Cash paid for interest	$(168)	$(169)
Cash paid for income taxes	$(66)	$(86)

Supplemental information on acquisitions
Fair value of assets acquired, excluding cash	$120	$—
Cash acquired	—	—
Liabilities assumed	—	—
Noncontrolling interests	(45)	—
Cash paid	(75)	—
Fair value of equity instruments consideration	$—	$—

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Readers should carefully review this document and the other documents filed by Fox Corporation (“FOX” or the “Company”) with the Securities and Exchange Commission (the “SEC”). This section should be read together with the unaudited interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended June 30, 2021 as filed with the SEC on August 10, 2021 (the “2021 Form 10-K”). The unaudited consolidated financial statements are referred to as the “Financial Statements” herein.
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three months ended September 30, 2021 and 2020 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2021 and 2020. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2021 and 2020, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of September 30, 2021. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
•Caution Concerning Forward-Looking Statements—This section provides a description of the use of forward-looking information appearing in this Quarterly Report on Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such information is based on management’s current expectations about future events which are subject to change and to inherent risks and uncertainties. Refer to Part I., Item 1A, “Risk Factors” in the 2021 Form 10-K and Part II., Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of the risk factors applicable to the Company.
OVERVIEW OF THE COMPANY’S BUSINESS
The Company is a news, sports and entertainment company, which manages and reports its businesses in the following segments:
•Cable Network Programming, which principally consists of the production and licensing of news and sports content distributed primarily through traditional cable television systems, direct broadcast satellite operators and telecommunication companies (“traditional MVPDs”) and online multi-channel video programming distributors (“digital MVPDs”), primarily in the U.S.
•Television, which principally consists of the production, acquisition, marketing and distribution of broadcast network programming and free advertising-supported video-on-demand (“AVOD”) services under the FOX and Tubi brands, respectively, and the operation of 29 full power broadcast television stations, including 11 duopolies, in the U.S. Of these stations, 18 are affiliated with the FOX Network, 10 are affiliated with MyNetworkTV and one is an independent station.
•Other, Corporate and Eliminations, which principally consists of the FOX Studio Lot, Credible Labs Inc. (“Credible”), corporate overhead costs and intracompany eliminations. The FOX Studio Lot, located in Los Angeles, California, provides television and film production services along with office space, studio operation services and includes all operations of the facility. Credible is a U.S. consumer finance marketplace.

RESULTS OF OPERATIONS
Results of Operations—For the three months ended September 30, 2021 versus the three months ended September 30, 2020
The following table sets forth the Company’s operating results for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020:

	For the three months ended September 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$1,667	$1,533	$134	9%
Advertising	1,130	969	161	17%
Other	248	215	33	15%
Total revenues	3,045	2,717	328	12%
Operating expenses	(1,571)	(1,168)	(403)	(35)%
Selling, general and administrative	(415)	(388)	(27)	(7)%
Depreciation and amortization	(79)	(68)	(11)	(16)%
Impairment and restructuring charges	—	(35)	35	100%
Interest expense, net	(97)	(98)	1	1%
Other, net	69	519	(450)	(87)%
Income before income tax expense	952	1,479	(527)	(36)%
Income tax expense	(244)	(362)	118	33%
Net income	708	1,117	(409)	(37)%
Less: Net income attributable to noncontrolling interests	(7)	(11)	4	36%
Net income attributable to Fox Corporation stockholders	$701	$1,106	$(405)	(37)%
Overview—The Company’s revenues increased 12% for the three months ended September 30, 2021, as compared to the corresponding period of fiscal 2021, due to higher affiliate fee, advertising and other revenues. The increase in affiliate fee revenue was primarily attributable to higher average rates per subscriber, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, partially offset by a lower average number of subscribers. The increase in advertising revenue was primarily due to growth at Tubi and the strength of the schedule of live events at FOX Sports and original scripted programming at FOX Entertainment as compared to the prior year quarter, which was impacted by coronavirus disease 2019 ("COVID-19"), partially offset by lower political advertising revenue at the FOX Television Stations due to the absence of the prior year presidential and congressional elections in the current quarter. The increase in other revenues was primarily due to higher sports sublicensing revenues related to college sports and higher revenues generated from Premier Boxing Champions ("PBC") pay-per-view events due to the impact of COVID-19 in the prior year quarter and higher FOX Nation subscription revenues, partially offset by the impact of the divestiture of the Company's sports marketing businesses.
Operating expenses increased 35% for the three months ended September 30, 2021, as compared to the corresponding period of fiscal 2021, primarily due to higher sports and entertainment programming rights amortization as a result of a higher number of live events and more hours of original scripted programming as compared to the prior year quarter which was impacted by COVID-19. Also contributing to this increase was higher sports production costs and an increased digital investment in Tubi.
Selling, general and administrative expenses increased 7% for the three months ended September 30, 2021, as compared to the corresponding period of fiscal 2021, primarily due to higher digital marketing initiatives at FOX News Media including costs associated with the launch of FOX Weather.
Depreciation and amortization—Depreciation and amortization expense increased 16% for the three months ended September 30, 2021, as compared to the corresponding period of fiscal 2021, primarily due to assets placed into service for the Company's new standalone broadcast technical facilities.

Other, net—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net.”
Income tax expense—The Company’s tax provision and related effective tax rate of 26% for the three months ended September 30, 2021 was higher than the statutory rate of 21% primarily due to state taxes and other permanent items.
The Company’s tax provision and related effective tax rate of 24% for the three months ended September 30, 2020 was higher than the statutory rate of 21% primarily due to state taxes, partially offset by a benefit from the reduction of uncertain tax positions for state tax audits.
Net income—Net income decreased 37% for the three months ended September 30, 2021, as compared to the corresponding period of fiscal 2021, primarily due to the substantially resolved settlement from The Walt Disney Company ("Disney") of $462 million related to the reimbursement of the Company’s prepayment of its share of the Divestiture Tax (See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net.”).
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
Segment EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Interest expense, net, Other, net and Income tax expense. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.
The following tables set forth the Company’s Revenues and Segment EBITDA for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020:

	For the three months ended September 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Cable Network Programming	$1,416	$1,325	$91	7%
Television	1,581	1,350	231	17%
Other, Corporate and Eliminations	48	42	6	14%
Total revenues	$3,045	$2,717	$328	12%

	For the three months ended September 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Segment EBITDA
Cable Network Programming	$774	$781	$(7)	(1)%
Television	359	457	(98)	(21)%
Other, Corporate and Eliminations	(69)	(72)	3	4%
Adjusted EBITDA(a)	$1,064	$1,166	$(102)	(9)%

(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Cable Network Programming (47% and 49% of the Company’s revenues for the first three months of fiscal 2022 and 2021, respectively)

	For the three months ended September 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$1,026	$973	$53	5%
Advertising	311	299	12	4%
Other	79	53	26	49%
Total revenues	1,416	1,325	91	7%
Operating expenses	(523)	(434)	(89)	(21)%
Selling, general and administrative	(124)	(115)	(9)	(8)%
Amortization of cable distribution investments	5	5	—	—%
Segment EBITDA	$774	$781	$(7)	(1)%
Revenues at the Cable Network Programming segment increased 7% for the three months ended September 30, 2021, as compared to the corresponding period of fiscal 2021, due to higher affiliate fee, advertising and other revenues. The increase in affiliate fee revenue was primarily attributable to contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, partially offset by a lower average number of subscribers. The decrease in the average number of subscribers was due to a reduction in traditional MVPD subscribers, partially offset by an increase in digital MVPD subscribers. The increase in advertising revenue was primarily due to a higher number of live sports events compared to the prior year quarter, including the return to a full college football schedule that was shortened due to COVID-19 in the prior year quarter and increased digital advertising revenue at FOX News Media, partially offset by lower political advertising revenue at FOX News Media due to the absence of the prior year presidential and congressional elections in the current year quarter. The increase in other revenues was primarily due to higher sports sublicensing revenues and revenues generated from PBC pay-per-view events that were canceled in the prior year quarter because of COVID-19, and higher FOX Nation subscription revenues, partially offset by the impact of the divestiture of the Company's sports marketing businesses.

Cable Network Programming Segment EBITDA decreased 1% for the three months ended September 30, 2021, as compared to the corresponding period of fiscal 2021, as the revenue increases noted above were offset by higher expenses. Operating expenses increased for the three months ended September 30, 2021 primarily due to the return of a full college football schedule, as the 2020 season was impacted by COVID-19, partially offset by the absence of events that were shifted into the prior year quarter, including National Association of Stock Car Auto Racing (“NASCAR”) Cup Series races and additional Major League Baseball ("MLB") regular season games, as a result of COVID-19 rescheduling. Selling, general and administrative expenses increased for three months ended September 30, 2021 principally due to higher investment in digital growth initiatives at FOX News Media, including costs associated with the launch of FOX Weather.

Television (52% and 50% of the Company’s revenues for the first three months of fiscal 2022 and 2021, respectively)

	For the three months ended September 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Advertising	$819	$670	$149	22%
Affiliate fee	641	560	81	14%
Other	121	120	1	1%
Total revenues	1,581	1,350	231	17%
Operating expenses	(1,026)	(714)	(312)	(44)%
Selling, general and administrative	(196)	(179)	(17)	(9)%
Segment EBITDA	$359	$457	$(98)	(21)%
Revenues at the Television segment increased 17% for the three months ended September 30, 2021, as compared to the corresponding period of fiscal 2021, due to higher advertising, affiliate fee, and other revenues. The increase in advertising revenue was primarily attributable to growth at Tubi, the return of a full schedule of college football and the MLB All-Star Game and more original scripted programming at FOX Entertainment due to the impact of COVID-19 in the prior year quarter. Partially offsetting the increase in advertising revenue was lower political advertising revenue at the FOX Television Stations due to the absence of the prior year presidential and congressional elections. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network, and higher average rates per subscriber, partially offset by a lower average number of subscribers, at the Company’s owned and operated television stations.
Television Segment EBITDA decreased 21% for the three months ended September 30, 2021, as compared to the corresponding period of fiscal 2021, as the revenue increases noted above were more than offset by higher expenses. Operating expenses increased primarily due to higher sports programming rights amortization and production costs, including a higher number of live events, increased digital investment at Tubi, and higher entertainment programming rights amortization and marketing costs due to more hours of original scripted programming as compared to the prior year quarter which was impacted by COVID-19.
Other, Corporate and Eliminations (1% of the Company’s revenues for the first three months of fiscal 2022 and 2021)

	For the three months ended September 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues	$48	$42	$6	14%
Operating expenses	(22)	(20)	(2)	(10)%
Selling, general and administrative	(95)	(94)	(1)	(1)%
Segment EBITDA	$(69)	$(72)	$3	4%
Revenues at the Other, Corporate and Eliminations segment increased 14% for the three months ended September 30, 2021, as compared to the corresponding period of fiscal 2021, due to higher revenues from operating the FOX Studio Lot as compared to the prior year quarter which was impacted by COVID-19 and growth at Credible. Operating expenses increased primarily due to growth at Credible.
Non-GAAP Financial Measures
Adjusted EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Adjusted EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Interest expense, net, Other, net and Income tax expense.

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
The following table reconciles Net income to Adjusted EBITDA for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020:

	For the three months ended September 30,
	2021	2020
	(in millions)
Net income	$708	$1,117
Add
Amortization of cable distribution investments	5	5
Depreciation and amortization	79	68
Impairment and restructuring charges	—	35
Interest expense, net	97	98
Other, net	(69)	(519)
Income tax expense	244	362
Adjusted EBITDA	$1,064	$1,166
The following table sets forth the computation of Adjusted EBITDA for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020.

	For the three months ended September 30,
	2021	2020
	(in millions)
Revenues	$3,045	$2,717
Operating expenses	(1,571)	(1,168)
Selling, general and administrative	(415)	(388)
Amortization of cable distribution investments	5	5
Adjusted EBITDA	$1,064	$1,166
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company has approximately $5.4 billion of cash and cash equivalents as of September 30, 2021 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 5—Borrowings to the accompanying Financial Statements). The Company also has access to the worldwide capital markets, subject to market conditions. As of September 30, 2021, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any noncompliance with such covenants.

The principal uses of cash that affect the Company’s liquidity position include the following: the acquisition of rights and related payments for entertainment and sports programming; operational expenditures including production costs; marketing and promotional expenses; expenses related to broadcasting the Company’s programming; employee and facility costs; capital expenditures; acquisitions; interest and dividend payments; debt repayments; and stock repurchases.
In addition to the acquisitions, sales and possible acquisitions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.
Sources and Uses of Cash
Net cash provided by operating activities for the three months ended September 30, 2021 and 2020 was as follows (in millions):

For the three months ended September 30,	2021	2020
Net cash provided by operating activities	$29	$267
The decrease in net cash provided by operating activities during the three months ended September 30, 2021, as compared to the corresponding period of fiscal 2021, was primarily due to lower Segment EBITDA, as well as higher sports and entertainment programming payments as a result of the prior year impact of COVID-19.
Net cash used in investing activities for the three months ended September 30, 2021 and 2020 was as follows (in millions):

For the three months ended September 30,	2021	2020
Net cash used in investing activities	$(75)	$(149)
The decrease in net cash used in investing activities during the three months ended September 30, 2021, as compared to the corresponding period of fiscal 2021, was primarily due to proceeds from the disposition of property, plant and equipment and the absence of payments related to the Company's new standalone broadcast technical facilities, which were placed into service in fiscal 2021, partially offset by fiscal 2022 acquisitions and investments.
Net cash (used in) provided by financing activities for three months ended September 30, 2021 and 2020 was as follows (in millions):

For the three months ended September 30,	2021	2020
Net cash (used in) provided by financing activities	$(429)	$298
The change in net cash (used in) provided by financing activities during the three months ended September 30, 2021, as compared to the corresponding prior year period of fiscal 2021, was primarily due to the absence of the $462 million reimbursement from Disney related to the Divestiture Tax in fiscal 2021 and the timing of dividends paid to the Company’s stockholders in fiscal 2022.
Stock Repurchase Program
See Note 6—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program.”
Dividends
The Company declared a semi-annual dividend of $0.24 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended September 30, 2021, which was paid in September 29, 2021 to stockholders of record on September 1, 2021.

Debt Instruments
Borrowings include senior notes (See Note 9—Borrowings in the 2021 Form 10-K under the heading “Public Debt – Senior Notes Issued”).
Ratings of the senior notes
The following table summarizes the Company’s credit ratings as of September 30, 2021:

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
Although the Company’s management believes that the expectations reflected in any of the Company’s forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC. Important factors that could cause the Company’s actual results, performance and achievements to differ materially from those estimates or projections contained in the Company’s forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions and the following factors:
•the impact of COVID-19 and other widespread health emergencies or pandemics and measures to contain their spread and related weak macroeconomic conditions and increased market volatility;
•the impact of COVID-19 specifically on the Company, including content disruptions that negatively affect the timing, volume or popularity of the Company’s programming, particularly sports programming, and potential non-cash impairment charges resulting from significant declines in the Company’s estimated revenues or the expected popularity of the Company’s programming;
•evolving technologies and distribution platforms and changes in consumer behavior as consumers seek more control over when, where and how they consume content, and related impacts on advertisers and traditional MVPDs;
•declines in advertising expenditures due to various factors such as the economic prospects of advertisers or the economy, major sports events and elections cycles, evolving technologies and distribution platforms and related changes in consumer behavior and shifts in advertisers’ expenditures, the evolving market for AVOD advertising campaigns, and audience measurement methodologies’ ability to accurately reflect actual viewership levels;
•further declines in the number of subscribers to traditional MVPD services;
•the failure to enter into or renew on favorable terms, or at all, affiliation or carriage agreements or arrangements through which the Company makes its content available for viewing through online video platforms;
•the highly competitive nature of the industry in which the Company’s businesses operate;
•the popularity of the Company’s content, including special sports events; and the continued popularity of the sports franchises, leagues and teams for which the Company has acquired programming rights;
•the Company’s ability to renew programming rights, particularly sports programming rights, on sufficiently favorable terms, or at all;
•damage to the Company’s brands or reputation;
•the inability to realize the anticipated benefits of the Company’s strategic investments and acquisitions;
•the loss of key personnel;
•labor disputes, including labor disputes involving professional sports leagues whose games or events the Company has the right to broadcast;
•lower than expected valuations associated with one of the Company’s reporting units, indefinite-lived intangible assets, investments or long-lived assets;
•a degradation, failure or misuse of the Company’s network and information systems and other technology relied on by the Company that causes a disruption of services or improper disclosure of personal data or other confidential information;
•content piracy and signal theft and the Company’s ability to protect its intellectual property rights;
•the failure to comply with laws, regulations, rules, industry standards or contractual obligations relating to privacy and personal data protection;
•changes in tax, federal communications or other laws, regulations, practices or the interpretations thereof (including changes in legislation currently being considered);
•the impact of any investigations or fines from governmental authorities, including Federal Communications Commission (“FCC”) rules and policies and FCC decisions regarding revocation, renewal or grant of station licenses, waivers and other matters;
•the failure or destruction of satellites or transmitter facilities the Company depends on to distribute its programming;
•unfavorable litigation or investigation results that require the Company to pay significant amounts or lead to onerous operating procedures;
•changes in GAAP or other applicable accounting standards and policies;
•the Company’s ability to achieve the benefits it expects to achieve as a standalone, publicly traded company;
•the Company’s ability to secure additional capital on acceptable terms;
•the impact of any payments the Company is required to make or liabilities it is required to assume under the Separation Agreement (as defined in Note 1—Description of Business and Basis of Presentation in the 2021 Form 10-K) and the indemnification arrangements entered into in connection with the Separation and the Distribution (as defined in Note 1—Description of Business and Basis of Presentation in the 2021 Form 10-K); and
•the other risks and uncertainties detailed in Part I., Item 1A. “Risk Factors” in the 2021 Form 10-K and Part II., Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

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
ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks reported in the 2021 Form 10-K.
ITEM 4.        CONTROLS AND PROCEDURES
(a)Disclosure Controls and Procedures
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
(b)Changes in Internal Control over Financial Reporting
During the first quarter of fiscal 2022, the Company implemented new general ledger and procure-to-pay systems. This company-wide implementation involved migrating multiple legacy systems, some of which were subject to a Twenty-First Century Fox, Inc. transition services agreement, to a common platform. In connection with this implementation, the Company has implemented updates and changes to its processes and related control activities.
Other than as stated in the previous paragraph, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Due to the COVID-19 pandemic, most of the Company’s employees continue to work remotely, and the Company has strived to minimize the impact of this on the design and effectiveness of the Company’s internal control over financial reporting. The Company is continually monitoring and assessing its internal control over financial reporting and has not experienced any material impact to its internal control over financial reporting due to the COVID-19 pandemic.

PART II
ITEM 1.        LEGAL PROCEEDINGS
See Note 8—Commitments and Contingencies to the accompanying Unaudited Consolidated Financial Statements of FOX under the heading “Contingencies” for a discussion of the Company’s legal proceedings.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 as filed with the Securities and Exchange Commission on August 10, 2021, except as set forth below:

Technological developments may increase the threat of content piracy and signal theft and limit the Company’s ability to protect its intellectual property rights.
Content piracy and signal theft present a threat to the Company’s revenues from products and services, including television shows, cable and other programming. The Company seeks to limit the threat of content piracy as well as cable and direct broadcast satellite programming signal theft; however, policing unauthorized use of the Company’s products and services and related intellectual property is often difficult and the steps taken by the Company may not in every case prevent infringement. Although no content theft has been material to the Company’s businesses to date, we expect to continue to be subject to content threats and there can be no assurance that we will not experience a material incident. Developments in technology, including digital copying, file compression technology, growing penetration of high-bandwidth Internet connections, increased availability and speed of mobile data networks, and new devices and applications that enable unauthorized access to content, increase the threat of content piracy by making it easier to access, duplicate, widely distribute and store high-quality pirated material. In addition, developments in software or devices that circumvent encryption technology and the falling prices of devices incorporating such technologies increase the threat of unauthorized use and distribution of direct broadcast satellite programming signals and the proliferation of user-generated content sites and live and stored video streaming sites, which deliver unauthorized copies of copyrighted content, including those emanating from other countries in various languages, may adversely impact the Company’s businesses. The proliferation of unauthorized distribution and use of the Company’s content could have an adverse effect on the Company’s businesses and profitability because it reduces the revenue that the Company could potentially receive from the legitimate sale and distribution of its products and services.
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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of the Company’s repurchases of its Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), during the three months ended September 30, 2021:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
July 1, 2021 – July 31, 2021
Class A common stock	968,421	$36.14
Class B common stock	440,273	34.07
August 1, 2021 – August 31, 2021
Class A common stock	1,728,556	37.00
Class B common stock	935,236	34.19
September 1, 2021 – September 30, 2021
Class A common stock	2,043,556	37.22
Class B common stock	820,198	34.17
Total
Class A common stock	4,740,533	36.92
Class B common stock	2,195,707	34.16
	6,936,240		$2,150

(a)	The Company has not made any purchases of Common Stock other than in connection with the publicly announced stock repurchase program described below.

(b)	These amounts exclude any fees, commissions or other costs associated with the share repurchases.

(c)
The Company's Board of Directors (the "Board") has authorized a $4 billion stock repurchase program, under which the Company can repurchase Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time.

In total, the Company repurchased approximately 7 million shares of Common Stock for approximately $250 million during the three months ended September 30, 2021.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three months ended September 30, 2021 and 2020; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended September 30, 2021 and 2020; (iii) Consolidated Balance Sheets as of September 30, 2021 (unaudited) and June 30, 2021 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2021 and 2020; (v) Unaudited Consolidated Statements of Equity for the three months ended September 30, 2021 and 2020; and (vi) Notes to the Unaudited Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
___________
*    Filed herewith.
**    Furnished herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fox Corporation (Registrant)

	By:	/s/ Steven Tomsic
Steven Tomsic
Chief Financial Officer

Date: November 3, 2021