Form 10-Q
period 2021-12-31
Fox Corp
filed 2022-02-09
CIK 1754301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of February 4, 2022, 315,806,280 shares of Class A Common Stock, par value $0.01 per share, and 247,096,334 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

FOX CORPORATION
FORM 10-Q

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
Revenues	$4,441	$4,087	$7,486	$6,804
Operating expenses	(3,667)	(3,346)	(5,238)	(4,514)
Selling, general and administrative	(468)	(442)	(883)	(830)
Depreciation and amortization	(93)	(70)	(172)	(138)
Impairment and restructuring charges	—	—	—	(35)
Interest expense, net	(97)	(97)	(194)	(195)
Other, net	(211)	172	(142)	691
(Loss) income before income tax benefit (expense)	(95)	304	857	1,783
Income tax benefit (expense)	22	(74)	(222)	(436)
Net (loss) income	(73)	230	635	1,347
Less: Net income attributable to noncontrolling interests	(12)	(6)	(19)	(17)
Net (loss) income attributable to Fox Corporation stockholders	$(85)	$224	$616	$1,330

(LOSS) EARNINGS PER SHARE DATA

Weighted average shares:
Basic	569	595	572	599
Diluted	573	598	575	601

Net (loss) income attributable to Fox Corporation stockholders per share:
Basic	$(0.15)	$0.38	$1.08	$2.22
Diluted	$(0.15)	$0.37	$1.07	$2.21
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN MILLIONS)

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
Net (loss) income	$(73)	$230	$635	$1,347
Other comprehensive income, net of tax:
Benefit plan adjustments and other	8	7	14	16
Other comprehensive income, net of tax	8	7	14	16
Comprehensive (loss) income	(65)	237	649	1,363
Less: Net income attributable to noncontrolling interests(a)	(12)	(6)	(19)	(17)
Comprehensive (loss) income attributable to Fox Corporation stockholders	$(77)	$231	$630	$1,346

(a)
Net income attributable to noncontrolling interests includes $(3) million and $4 million for the three months ended December 31, 2021 and 2020, respectively, and $(4) million and $8 million for the six months ended December 31, 2021 and 2020, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of December 31, 2021	As of June 30, 2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$4,255	$5,886
Receivables, net	2,952	2,029
Inventories, net	1,148	729
Other	159	105
Total current assets	8,514	8,749
Non-current assets
Property, plant and equipment, net	1,650	1,708
Intangible assets, net	3,198	3,154
Goodwill	3,565	3,435
Deferred tax assets	3,675	3,822
Other non-current assets	2,276	2,058
Total assets	$22,878	$22,926
LIABILITIES AND EQUITY
Current liabilities
Borrowings	$750	$749
Accounts payable, accrued expenses and other current liabilities	2,120	2,253
Total current liabilities	2,870	3,002
Non-current liabilities
Borrowings	7,204	7,202
Other liabilities	1,342	1,336
Redeemable noncontrolling interests	172	261
Commitments and contingencies
Equity
Class A common stock(a)	3	3
Class B common stock(b)	3	3
Additional paid-in capital	9,265	9,453
Retained earnings	2,308	1,982
Accumulated other comprehensive loss	(304)	(318)
Total Fox Corporation stockholders' equity	11,275	11,123
Noncontrolling interests	15	2
Total equity	11,290	11,125
Total liabilities and equity	$22,878	$22,926

(a)
Class A common stock, $0.01 par value per share, 2,000,000,000 shares authorized, 316,736,627 shares and 324,361,864 shares issued and outstanding at par as of December 31, 2021 and June 30, 2021, respectively.

(b)
Class B common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 247,528,605 shares and 251,821,556 shares issued and outstanding at par as of December 31, 2021 and June 30, 2021, respectively.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the six months ended December 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$635	$1,347
Adjustments to reconcile net income to cash (used in) provided by operating activities
Depreciation and amortization	172	138
Amortization of cable distribution investments	9	11
Impairment and restructuring charges	—	35
Equity-based compensation	47	75
Other, net	142	(691)
Deferred income taxes	143	421
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(940)	(1,011)
Inventories net of program rights payable	(494)	(60)
Accounts payable and accrued expenses	(214)	156
Other changes, net	(156)	(184)
Net cash (used in) provided by operating activities	(656)	237
INVESTING ACTIVITIES
Property, plant and equipment	(121)	(242)
Acquisitions, net of cash acquired	(229)	—
Proceeds from dispositions, net	82	—
Purchase of investments	(28)	(86)
Other investing activities, net	—	(1)
Net cash used in investing activities	(296)	(329)
FINANCING ACTIVITIES
Repurchase of shares	(497)	(416)
Non-operating cash flows from The Walt Disney Company	—	116
Settlement of Divestiture Tax Prepayment	—	462
Dividends paid and distributions	(150)	(176)
Other financing activities, net	(32)	(37)
Net cash used in financing activities	(679)	(51)
Net decrease in cash and cash equivalents	(1,631)	(143)
Cash and cash equivalents, beginning of year	5,886	4,645
Cash and cash equivalents, end of period	$4,255	$4,502
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(IN MILLIONS)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Fox Corporation Stockholders' Equity	Noncontrolling Interests(a)	Total Equity
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, September 30, 2021	321	$3	250	$3	$9,327	$2,409	$(312)	$11,430	$—	$11,430
Net (loss) income	—	—	—	—	—	(85)	—	(85)	15	(70)
Other comprehensive income	—	—	—	—	—	—	8	8	—	8
Shares repurchased	(5)	—	(2)	—	(108)	(139)	—	(247)	—	(247)
Other	1	—	—	—	46	123	—	169	—	169
Balance, December 31, 2021	317	$3	248	$3	$9,265	$2,308	$(304)	$11,275	$15	$11,290
Balance, September 30, 2020	338	$3	258	$3	$9,668	$1,525	$(408)	$10,791	$15	$10,806
Net income	—	—	—	—	—	224	—	224	2	226
Other comprehensive income	—	—	—	—	—	—	7	7	—	7
Shares repurchased	(4)	—	(1)	—	(86)	(63)	—	(149)	—	(149)
Other	1	—	—	—	73	(29)	—	44	(13)	31
Balance, December 31, 2020	335	$3	257	$3	$9,655	$1,657	$(401)	$10,917	$4	$10,921
Balance, June 30, 2021	324	$3	252	$3	$9,453	$1,982	$(318)	$11,123	$2	$11,125
Net income	—	—	—	—	—	616	—	616	23	639
Other comprehensive income	—	—	—	—	—	—	14	14	—	14
Dividends	—	—	—	—	—	(138)	—	(138)	—	(138)
Shares repurchased	(10)	—	(4)	—	(222)	(275)	—	(497)	—	(497)
Other	3	—	—	—	34	123	—	157	(10)	147
Balance, December 31, 2021	317	$3	248	$3	$9,265	$2,308	$(304)	$11,275	$15	$11,290
Balance, June 30, 2020	344	$3	261	$3	$9,831	$674	$(417)	$10,094	$17	$10,111
Net income	—	—	—	—	—	1,330	—	1,330	9	1,339
Other comprehensive income	—	—	—	—	—	—	16	16	—	16
Dividends	—	—	—	—	—	(138)	—	(138)	—	(138)
Shares repurchased	(11)	—	(4)	—	(247)	(172)	—	(419)	—	(419)
Other	2	—	—	—	71	(37)	—	34	(22)	12
Balance, December 31, 2020	335	$3	257	$3	$9,655	$1,657	$(401)	$10,917	$4	$10,921

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 4—Fair Value under the heading “Redeemable Noncontrolling Interests”).
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
NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS
The Company’s acquisitions support the Company’s strategy to strengthen its core brands and to enhance production capabilities for its digital and linear platforms. During the six months ended December 31, 2021, the Company acquired three entertainment production companies for total consideration of approximately

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
$246 million. The revenues and Segment EBITDA (as defined in Note 10-Segment Information) included within the Company's consolidated results of operations associated with these companies were not material individually or in the aggregate. For the fiscal 2021 acquisition disclosed in Note 3—Acquisitions, Disposals and Other Transactions in the 2021 Form 10-K under the heading “Acquisitions and Disposals,” the accounting for the business combination, including consideration transferred, is based on provisional amounts and the allocation of the consideration transferred is not final. The amounts allocated to intangibles and goodwill, the estimates of useful lives and the related amortization expense are subject to changes pending the completion of the final valuation of certain assets and liabilities. A change in the allocation of consideration transferred and any estimates of useful lives could result in a change in the value allocated to the intangible assets that could impact future amortization expense.
NOTE 3. INVENTORIES, NET
The Company’s inventories were comprised of the following:

	As of December 31, 2021	As of June 30, 2021
	(in millions)
Sports programming rights	$916	$573
Entertainment programming rights	694	355
Total inventories, net	1,610	928
Less: current portion of inventories, net	(1,148)	(729)
Total non-current inventories, net	$462	$199
The aggregate amortization expense related to the programming rights was approximately $2.6 billion and $2.8 billion for the three months ended December 31, 2021 and 2020, respectively, and approximately $3.4 billion and $3.5 billion for the six months ended December 31, 2021 and 2020, respectively, which is included in Operating expenses in the Statements of Operations.
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
The following tables present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of December 31, 2021
	Total	Level 1		Level 2	Level 3
	(in millions)
Assets
Investments in equity securities	$689	$689	(a)	$—	$—
Redeemable noncontrolling interests	(172)	—		—	(172)	(b)
Total	$517	$689		$—	$(172)

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
The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
	(in millions)
Beginning of period	$(302)	$(310)	$(261)	$(305)
Acquisitions(a)	(13)	—	(58)	—
Net loss (income)	3	(4)	4	(8)
Redemption of noncontrolling interests(b)	—	135	—	135
Distributions	—	5	3	11
Accretion and other(c)	140	(28)	140	(35)
End of period	$(172)	$(202)	$(172)	$(202)

(a)	The increase for the six months ended December 31, 2021 was primarily due to the acquisition of an entertainment production company.
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

(c)	As a result of the expiration of the sports network minority shareholder's final put right during the three months ended December 31, 2021, approximately $110 million was reclassified into equity.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

	As of December 31, 2021	As of June 30, 2021
	(in millions)
Borrowings
Fair value	$9,362	$9,474
Carrying value	$7,954	$7,951
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
Generally, the Company does not require collateral to secure receivables. As of December 31, 2021 and June 30, 2021, the Company had no customers that accounted for 10% or more of the Company’s receivables.
NOTE 5. BORROWINGS
Borrowings include senior notes (See Note 9—Borrowings in the 2021 Form 10-K under the heading “Public Debt – Senior Notes Issued”). In addition, the Company is party to a credit agreement providing a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of March 2024 (See Note 9—Borrowings in the 2021 Form 10-K under the heading “Revolving Credit Agreement”). As of December 31, 2021, there were no borrowings outstanding under the revolving credit agreement. Subsequent to December 31, 2021, $750 million of 3.666% senior notes due in January 2022 matured and were repaid in full.
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
The Company repurchased approximately 14 million shares of Common Stock for approximately $497 million during the six months ended December 31, 2021.
Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021, the Company’s remaining stock repurchase authorization was approximately $1.90 billion. Subsequent to December 31, 2021, the Company repurchased approximately 1.4 million shares of Common Stock for $53 million.
Dividends
The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
Cash dividend per share	$—	$—	$0.24	$0.23
Subsequent to December 31, 2021, the Company declared a semi-annual dividend of $0.24 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on March 30, 2022 with a record date for determining dividend entitlements of March 2, 2022.
NOTE 7. EQUITY-BASED COMPENSATION
The Company has one equity plan, the Fox Corporation 2019 Shareholder Alignment Plan (See Note 12—Equity-Based Compensation in the 2021 Form 10-K).
The following table summarizes the Company’s equity-based compensation:

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
	(in millions)
Equity-based compensation	$32	$44	$47	$75
Intrinsic value of all settled equity-based awards	$18	$10	$94	$91
Tax benefit on settled equity-based awards	$4	$2	$21	$16
The Company’s equity-based awards are settled in Class A Common Stock. As of December 31, 2021, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $110 million and is expected to be recognized over a weighted average period between one and two years.
As of December 31, 2021 and 2020, the Company had approximately 6 million and 7 million stock options outstanding, respectively.
Awards Vested and Granted
Restricted Stock Units
During the six months ended December 31, 2021 and 2020, approximately 2.4 million and 3.5 million restricted stock units (“RSUs”) vested and approximately 1.7 million and 2.0 million RSUs were granted, respectively. These RSUs generally vest in equal annual installments over a three-year period subject to the participants’ continued employment with the Company.
Performance-Based Stock Options
During the six months ended December 31, 2021 and 2020, the Company granted approximately 4 million and 5 million performance-based stock options, respectively, which will vest in full at the end of a three-year performance period if the market condition is met, and have a term of seven years thereafter.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of December 31, 2021 and June 30, 2021 were approximately $44 billion and $47 billion, respectively. The decrease from June 30, 2021 was primarily due to sports programming rights payments.
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
U.K. Newspaper Matters Indemnity
In connection with the separation of Twenty-First Century Fox, Inc. (now known as TFCF Corporation) ("21CF") and News Corporation in June 2013 (the “21CF News Corporation Separation”), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the Separation Agreement (as defined in Note 1—Description of Business and Basis of Presentation in the 2021 Form 10-K under the heading “The Distribution”), the Company assumed certain costs and liabilities related to the U.K. Newspaper Matters Indemnity. The liability recorded in the Balance Sheets related to the indemnity was approximately $60 million and $55 million as of December 31, 2021 and June 30, 2021, respectively.
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
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. Pension plans and postretirement benefit plans are closed to new participants with the exception of a small group covered by collective bargaining agreements. The net periodic benefit cost was $13 million and $17 million for the three months ended December 31, 2021 and 2020, respectively, and $27 million and $34 million for the six months ended December 31, 2021 and 2020, respectively.
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

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Segment EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Interest expense, net, Other, net and Income tax benefit (expense). Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.
The following tables set forth the Company’s Revenues and Segment EBITDA for the three and six months ended December 31, 2021 and 2020:

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
	(in millions)
Revenues
Cable Network Programming	$1,638	$1,488	$3,054	$2,813
Television	2,759	2,556	4,340	3,906
Other, Corporate and Eliminations	44	43	92	85
Total revenues	$4,441	$4,087	$7,486	$6,804
Segment EBITDA
Cable Network Programming	$668	$571	$1,442	$1,352
Television	(273)	(185)	86	272
Other, Corporate and Eliminations	(85)	(81)	(154)	(153)
Amortization of cable distribution investments	(4)	(6)	(9)	(11)
Depreciation and amortization	(93)	(70)	(172)	(138)
Impairment and restructuring charges	—	—	—	(35)
Interest expense, net	(97)	(97)	(194)	(195)
Other, net	(211)	172	(142)	691
(Loss) income before income tax benefit (expense)	(95)	304	857	1,783
Income tax benefit (expense)	22	(74)	(222)	(436)
Net (loss) income	(73)	230	635	1,347
Less: Net income attributable to noncontrolling interests	(12)	(6)	(19)	(17)
Net (loss) income attributable to Fox Corporation stockholders	$(85)	$224	$616	$1,330

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Revenues by Segment by Component

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
	(in millions)
Cable Network Programming
Affiliate fee	$1,039	$928	$2,065	$1,901
Advertising	454	441	765	740
Other	145	119	224	172
Total Cable Network Programming revenues	1,638	1,488	3,054	2,813
Television
Advertising	1,954	1,841	2,773	2,511
Affiliate fee	649	590	1,290	1,150
Other	156	125	277	245
Total Television revenues	2,759	2,556	4,340	3,906
Other, Corporate and Eliminations	44	43	92	85
Total revenues	$4,441	$4,087	$7,486	$6,804
Future Performance Obligations
As of December 31, 2021, approximately $4.0 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to affiliate contracts, sports advertising contracts and content licensing contracts with fixed fees. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
	(in millions)
Depreciation and amortization
Cable Network Programming	$17	$12	$27	$25
Television	28	26	54	51
Other, Corporate and Eliminations	48	32	91	62
Total depreciation and amortization	$93	$70	$172	$138

	As of December 31, 2021	As of June 30, 2021
	(in millions)
Assets
Cable Network Programming	$2,623	$2,577
Television	9,094	7,305
Other, Corporate and Eliminations	10,330	12,145
Investments	831	899
Total assets	$22,878	$22,926

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. ADDITIONAL FINANCIAL INFORMATION
Other, net
The following table sets forth the components of Other, net included in the Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
	(in millions)
Net (losses) gains on investments in equity securities(a)	$(165)	$220	$(102)	$341
U.K Newspaper Matters Indemnity(b)	(32)	(15)	(49)	(28)
Transaction Costs(c)	(11)	(18)	(24)	433
Other	(3)	(15)	33	(55)
Total other, net	$(211)	$172	$(142)	$691

(a)
Net (losses) gains on investments in equity securities for the three and six months ended December 31, 2021 and 2020 included the (losses) gains related to the change in fair value of the Company’s investment in Flutter (See Note 4—Fair Value).

(b)	See Note 8—Commitments and Contingencies under the heading “U.K. Newspaper Matters Indemnity.”

(c)
The transaction costs for the six months ended December 31, 2020 are primarily related to the reimbursement from Disney of $462 million related to the substantial settlement of the Company’s prepayment of its share of the Divestiture Tax (as defined in Note 1—Description of Business and Basis of Presentation in the 2021 Form 10-K).

Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of December 31, 2021	As of June 30, 2021
	(in millions)
Investments(a)	$831	$899
Operating lease ROU assets	476	469
Inventories, net	462	199
Grantor Trust	300	304
Other	207	187
Total other non-current assets	$2,276	$2,058

(a)	Included investments accounted for at fair value on a recurring basis of $689 million and $788 million as of December 31, 2021 and June 30, 2021, respectively (See Note 4—Fair Value).

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accounts Payable, Accrued Expenses and Other Current Liabilities
The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of December 31, 2021	As of June 30, 2021
	(in millions)
Accrued expenses	$850	$1,077
Program rights payable	771	659
Deferred revenue	163	196
Operating lease liabilities	105	92
Other current liabilities	231	229
Total accounts payable, accrued expenses and other current liabilities	$2,120	$2,253
Other Liabilities
The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of December 31, 2021	As of June 30, 2021
	(in millions)
Accrued non-current pension/postretirement liabilities	$560	$586
Non-current operating lease liabilities	406	409
Other non-current liabilities	376	341
Total other liabilities	$1,342	$1,336
Supplemental Information

	For the six months ended December 31,
	2021	2020
	(in millions)
Supplemental cash flows information
Cash paid for interest	$(200)	$(206)
Cash paid for income taxes	$(155)	$(92)

Supplemental information on acquisitions
Fair value of assets acquired, excluding cash	$335	$—
Cash acquired	10	—
Liabilities assumed	(48)	—
Redeemable noncontrolling interests issued	(5)	—
Cash paid	(239)	—
Fair value of equity instruments issued as consideration to third parties(a)	53	—
Issuance of subsidiary common units	(53)	—
Fair value of equity instruments consideration	$—	$—

(a)	Includes Redeemable noncontrolling interests.

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
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three and six months ended December 31, 2021 and 2020 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2021 and 2020. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2021 and 2020, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of December 31, 2021. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
•Caution Concerning Forward-Looking Statements—This section provides a description of the use of forward-looking information appearing in this Quarterly Report on Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such information is based on management’s current expectations about future events which are subject to change and to inherent risks and uncertainties. Refer to Part I., Item 1A. “Risk Factors” in the 2021 Form 10-K and Part II., Item 1A. “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021, as filed with the SEC on November 3, 2021 (the “Q1 2022 Form 10-Q”), for a discussion of the risk factors applicable to the Company.
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
RESULTS OF OPERATIONS
Results of Operations—For the three and six months ended December 31, 2021 versus the three and six months ended December 31, 2020.
The following table sets forth the Company’s operating results for the three and six months ended December 31, 2021, as compared to the three and six months ended December 31, 2020:

	For the three months ended December 31,				For the six months ended December 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Affiliate fee	$1,688	$1,518	$170	11%	$3,355	$3,051	$304	10%
Advertising	2,408	2,282	126	6%	3,538	3,251	287	9%
Other	345	287	58	20%	593	502	91	18%
Total revenues	4,441	4,087	354	9%	7,486	6,804	682	10%
Operating expenses	(3,667)	(3,346)	(321)	(10)%	(5,238)	(4,514)	(724)	(16)%
Selling, general and administrative	(468)	(442)	(26)	(6)%	(883)	(830)	(53)	(6)%
Depreciation and amortization	(93)	(70)	(23)	(33)%	(172)	(138)	(34)	(25)%
Impairment and restructuring charges	—	—	—	—%	—	(35)	35	100%
Interest expense, net	(97)	(97)	—	—%	(194)	(195)	1	1%
Other, net	(211)	172	(383)	**	(142)	691	(833)	**
(Loss) income before income tax benefit (expense)	(95)	304	(399)	**	857	1,783	(926)	(52)%
Income tax benefit (expense)	22	(74)	96	**	(222)	(436)	214	49%
Net (loss) income	(73)	230	(303)	**	635	1,347	(712)	(53)%
Less: Net income attributable to noncontrolling interests	(12)	(6)	(6)	(100)%	(19)	(17)	(2)	(12)%
Net (loss) income attributable to Fox Corporation stockholders	$(85)	$224	$(309)	**	$616	$1,330	$(714)	(54)%

** not meaningful
Overview
For the three months ended December 31, 2021 and 2020
The Company’s revenues increased 9% for the three months ended December 31, 2021, as compared to the corresponding period of fiscal 2021, due to higher affiliate fee, advertising and other revenues. The increase in affiliate fee revenue was primarily due to the higher average rates per subscriber, led by contractual rate increases on existing affiliate agreements, partially offset by a lower average number of subscribers. Also impacting the increase was the absence of prior year affiliate fee credits as a result of coronavirus disease 2019 (“COVID-19”) related under-delivery of college football games. The increase in advertising revenue was primarily attributable to higher National Football League ("NFL"), Major League Baseball ("MLB") and college football pricing at the FOX Network, higher pricing at FOX News Media, growth at Tubi, and a higher number of live events at the national sports networks due to the impact of COVID-19 in the prior year quarter. Partially offsetting this increase was lower political advertising revenue due to the absence of the prior year presidential and congressional elections. The increase in other revenues was primarily attributable to the current year quarter impact of acquisitions of entertainment production companies, higher sports sublicensing revenues due to the impact of COVID-19 in the prior year quarter, and higher FOX Nation subscription revenues, partially offset by the impact of the divestiture of the Company's sports marketing businesses.
Operating expenses increased 10% for the three months ended December 31, 2021, as compared to the corresponding period of fiscal 2021, primarily due to higher sports programming rights amortization and production costs primarily related to NFL and MLB content, increased digital investment at Tubi, and higher entertainment programming rights amortization due to more hours of original scripted programming as compared to the prior year quarter, which was impacted by COVID-19.
For the six months ended December 31, 2021 and 2020
The Company’s revenues increased 10% for the six months ended December 31, 2021, as compared to the corresponding period of fiscal 2021, due to higher affiliate fee, advertising and other revenues. The increase in affiliate fee revenue was primarily due to higher average rates per subscriber, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, partially offset by a lower average number of subscribers. Also impacting the increase was the absence of prior year affiliate fee credits as a result of the COVID-19 related under-delivery of college football games. The increase in advertising revenue was primarily due to higher sports and entertainment pricing at the FOX Network, higher pricing at FOX News Media, growth at Tubi, and a higher number of live events at the national sports networks due to the impact of COVID-19 in the prior year period. Partially offsetting this increase was lower political advertising revenue at the FOX Television Stations due to the absence of the prior year presidential and congressional elections. The increase in other revenues was primarily due to higher sports sublicensing revenues which were impacted by COVID-19 in the prior year period, the current year period impact of acquisitions of entertainment production companies, and higher FOX Nation subscription revenues, partially offset by the impact of the divestiture of the Company's sports marketing businesses.
Operating expenses increased 16% for the six months ended December 31, 2021, as compared to the corresponding period of fiscal 2021, primarily due to higher sports programming rights amortization and production costs related to NFL, MLB and college football content including a higher number of live events due to the impact of COVID-19 in the prior year period, increased digital investment at Tubi, and higher entertainment programming rights amortization and marketing costs due to more hours of original scripted programming as compared to the prior year period, which was impacted by COVID-19. This increase was partially offset by the absence of events that were shifted into the prior year period, including National Association of Stock Car Auto Racing (“NASCAR”) Cup Series races and additional MLB regular season games, as a result of COVID-19 rescheduling, and the impact of the divestiture of the Company's sports marketing businesses.
Selling, general and administrative—Selling, general and administrative expense increased 6% for the three and six months ended December 31, 2021, as compared to the corresponding periods of fiscal 2021, primarily due to higher technology costs related to the Company's digital initiatives.
Depreciation and amortization—Depreciation and amortization expense increased 33% and 25% for the three and six months ended December 31, 2021, respectively, as compared to the corresponding periods of fiscal 2021, primarily due to assets placed into service during the fourth quarter of fiscal 2021 for the Company's standalone broadcast technical facilities.
Other, net—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net.”
Income tax benefit (expense)—The Company's tax provision and related effective tax rate of 23% for the three months ended December 31, 2021, was higher than the statutory rate of 21% primarily due to state taxes, offset by other permanent items. The Company's tax provision and related effective tax rate of 26% for the six months ended December 31, 2021, was higher than the statutory rate of 21% primarily due to state taxes and other permanent items.
The Company’s tax provision and related effective tax rate of 24% for the three and six months ended December 31, 2020 was higher than the statutory rate of 21% primarily due to state taxes which, for the six months ended December 31, 2020, was partially offset by a benefit from the reduction of uncertain tax positions for state tax audits.
Net (loss) income—The Company recorded a net loss of $73 million and net income of $635 million for the three and six months ended December 31, 2021, respectively, as compared to net income of $230 million and $1.3 billion for the three and six months ended December 31, 2020, respectively. The decreases in the comparative periods are primarily due to the change in fair value of the Company’s investment in Flutter Entertainment plc and, additionally for the six months ended December 31, 2021, the reimbursement from The Walt Disney Company ("Disney") of $462 million related to the substantial settlement of the Company’s prepayment of its share of the Divestiture Tax, which occurred during the six months ended December 31, 2020 (See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net”).
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
Segment EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Interest expense, net, Other, net and Income tax benefit (expense). Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.
The following tables set forth the Company’s Revenues and Segment EBITDA for the three and six months ended December 31, 2021, as compared to the three and six months ended December 31, 2020:

	For the three months ended December 31,				For the six months ended December 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Cable Network Programming	$1,638	$1,488	$150	10%	$3,054	$2,813	$241	9%
Television	2,759	2,556	203	8%	4,340	3,906	434	11%
Other, Corporate and Eliminations	44	43	1	2%	92	85	7	8%
Total revenues	$4,441	$4,087	$354	9%	$7,486	$6,804	$682	10%

	For the three months ended December 31,				For the six months ended December 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Segment EBITDA
Cable Network Programming	$668	$571	$97	17%	$1,442	$1,352	$90	7%
Television	(273)	(185)	(88)	(48)%	86	272	(186)	(68)%
Other, Corporate and Eliminations	(85)	(81)	(4)	(5)%	(154)	(153)	(1)	(1)%
Adjusted EBITDA(a)	$310	$305	$5	2%	$1,374	$1,471	$(97)	(7)%

(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.
Cable Network Programming (41% of the Company’s revenues for the first six months of fiscal 2022 and 2021)

	For the three months ended December 31,				For the six months ended December 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Affiliate fee	$1,039	$928	$111	12%	$2,065	$1,901	$164	9%
Advertising	454	441	13	3%	765	740	25	3%
Other	145	119	26	22%	224	172	52	30%
Total revenues	1,638	1,488	150	10%	3,054	2,813	241	9%
Operating expenses	(837)	(786)	(51)	(6)%	(1,360)	(1,220)	(140)	(11)%
Selling, general and administrative	(137)	(137)	—	—%	(261)	(252)	(9)	(4)%
Amortization of cable distribution investments	4	6	(2)	(33)%	9	11	(2)	(18)%
Segment EBITDA	$668	$571	$97	17%	$1,442	$1,352	$90	7%
For the three months ended December 31, 2021 and 2020
Revenues at the Cable Network Programming segment increased 10% for the three months ended December 31, 2021, as compared to the corresponding period of fiscal 2021, due to higher affiliate fee, advertising and other revenues. The increase in affiliate fee revenue was primarily due to contractual rate increases on existing affiliate agreements, partially offset by a lower average number of subscribers. Also impacting the increase was the absence of prior year affiliate fee credits as a result of the COVID-19 related under-delivery of college football games. The decrease in the average number of subscribers was due to a reduction in traditional MVPD subscribers, partially offset by an increase in digital MVPD subscribers. The increase in advertising revenue was primarily due to higher pricing at FOX News Media partially offset by lower political advertising revenue due to the absence of the prior year presidential elections in the current year period. Also impacting the increase was higher MLB pricing and a higher number of live events at the national sports networks, including the broadcast of additional MLB postseason games. The increase in other revenues was primarily due to higher sports sublicensing revenues due to the impact of COVID-19 in the prior year quarter and higher FOX Nation subscription revenues, partially offset by the impact of the divestiture of the Company's sports marketing businesses.
Cable Network Programming Segment EBITDA increased 17% for the three months ended December 31, 2021, as compared to the corresponding period of fiscal 2021, primarily due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased due to higher sports programming rights amortization and production costs primarily related to MLB content and the return of a full college football season as a result of the impact of COVID-19 in the prior year quarter, and higher FOX Nation costs.
For the six months ended December 31, 2021 and 2020
Revenues at the Cable Network Programming segment increased 9% for the six months ended December 31, 2021, as compared to the corresponding period of fiscal 2021, due to higher affiliate fee, advertising and other revenues. The increase in affiliate fee revenue was primarily due to contractual rate increases on existing affiliate agreements and from affiliate renewals, partially offset by a lower average number of subscribers. Also impacting the increase was the absence of prior year affiliate fee credits as a result of the COVID-19 related under-delivery of college football games. The decrease in the average number of subscribers was due to a reduction in traditional MVPD subscribers, partially offset by an increase in digital MVPD subscribers. The increase in advertising revenue was primarily due to the impact of a higher number of live events at the national sports networks, primarily the result of additional MLB postseason games and the return of a full college football schedule that was shortened due to COVID-19 in the prior year period and higher MLB and FOX News Media pricing, partially offset by lower political advertising revenue due to the absence of the prior year presidential elections in the current year period. The increase in other revenues was primarily due to higher sports sublicensing revenues which were impacted by COVID-19 in the prior year, and higher FOX Nation subscription revenues, partially offset by the impact of the divestiture of the Company's sports marketing businesses.
Cable Network Programming Segment EBITDA increased 7% for the six months ended December 31, 2021, as compared to the corresponding period of fiscal 2021, primarily due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased due to higher sports programming rights amortization and production costs primarily related to MLB content and the return of a full college football season as a result of the impact of COVID-19 in the prior year period. This increase was partially offset by the absence of events that were shifted into the prior year period, including NASCAR Cup Series races and additional MLB regular season games, as a result of COVID-19 rescheduling, and the impact of the divestiture of the Company's sports marketing businesses. Selling, general and administrative expenses increased for the six months ended December 31, 2021, principally due to higher investment in digital growth initiatives at FOX News Media.
Television (58% and 57% of the Company’s revenues for the first six months of fiscal 2022 and 2021, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Advertising	$1,954	$1,841	$113	6%	$2,773	$2,511	$262	10%
Affiliate fee	649	590	59	10%	1,290	1,150	140	12%
Other	156	125	31	25%	277	245	32	13%
Total revenues	2,759	2,556	203	8%	4,340	3,906	434	11%
Operating expenses	(2,809)	(2,540)	(269)	(11)%	(3,835)	(3,254)	(581)	(18)%
Selling, general and administrative	(223)	(201)	(22)	(11)%	(419)	(380)	(39)	(10)%
Segment EBITDA	$(273)	$(185)	$(88)	(48)%	$86	$272	$(186)	(68)%
For the three months ended December 31, 2021 and 2020
Revenues at the Television segment increased 8% for the three months ended December 31, 2021, as compared to the corresponding period of fiscal 2021, due to higher advertising, affiliate fee, and other revenues. The increase in advertising revenue was primarily attributable to higher NFL, MLB and college football pricing at the FOX Network and growth at Tubi, partially offset by lower political advertising revenue at the FOX Television Stations due to the absence of the prior year presidential and congressional elections. The increase in affiliate fee revenue was primarily due to higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations, and higher fees received from television stations that are affiliated with the FOX Network. The increase in other revenues was primarily due to the current year impact of acquisitions of entertainment production companies and higher content revenues at FOX Entertainment.
Television Segment EBITDA decreased 48% for the three months ended December 31, 2021, as compared to the corresponding period of fiscal 2021, as the revenue increases noted above were more than offset by higher expenses. Operating expenses increased primarily due to higher sports programming rights amortization and production costs primarily related to NFL and MLB content, increased digital investment at Tubi, and higher entertainment programming rights amortization due to more hours of original scripted programming as compared to the prior year quarter, which was impacted by COVID-19. Selling, general and administrative expenses increased primarily due to higher technology costs related to the Company's digital initiatives.
For the six months ended December 31, 2021 and 2020
Revenues at the Television segment increased 11% for the six months ended December 31, 2021, as compared to the corresponding period of fiscal 2021, due to higher advertising, affiliate fee, and other revenues. The increase in advertising revenue was primarily attributable to higher sports and entertainment pricing at the FOX Network and growth at Tubi, partially offset by lower political advertising revenue at the FOX Television Stations due to the absence of the prior year presidential and congressional elections. The increase in affiliate fee revenue was primarily due to higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations, and higher fees received from television stations that are affiliated with the FOX Network. The increase in other revenues was primarily due to the current year period impact of acquisitions of entertainment production companies and higher content revenues at FOX Entertainment.
Television Segment EBITDA decreased 68% for the six months ended December 31, 2021, as compared to the corresponding period of fiscal 2021, as the revenue increases noted above were more than offset by higher expenses. Operating expenses increased primarily due to higher sports programming rights amortization and production costs primarily related to NFL, MLB and college football content including a higher number of live events as compared to the COVID-19 impacted prior year period, increased digital investment at Tubi, and higher entertainment programming rights amortization and marketing costs due to more hours of original scripted programming as compared to the prior year quarter, which was impacted by COVID-19. Selling, general and administrative expenses increased primarily due to higher technology costs related to the Company's digital initiatives.
Other, Corporate and Eliminations (1% and 2% of the Company’s revenues for the first six months of fiscal 2022 and 2021, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues	$44	$43	$1	2%	$92	$85	$7	8%
Operating expenses	(21)	(20)	(1)	(5)%	(43)	(40)	(3)	(8)%
Selling, general and administrative	(108)	(104)	(4)	(4)%	(203)	(198)	(5)	(3)%
Segment EBITDA	$(85)	$(81)	$(4)	(5)%	$(154)	$(153)	$(1)	(1)%
For the three and six months ended December 31, 2021 and 2020
Revenues at the Other, Corporate and Eliminations segment for the three and six months ended December 31, 2021 and 2020 include revenues generated by Credible and the operation of the FOX Studios lot for third parties. Operating expenses for the three and six months ended December 31, 2021 and 2020 include the costs of operating the FOX Studios lot for third parties and advertising and promotional expenses at Credible. Selling, general and administrative expenses for the three and six months ended December 31, 2021 and 2020 primarily relate to employee costs and professional fees, the costs of operating the FOX Studios lot for third parties and advertising and promotional expenses at Credible.

Non-GAAP Financial Measures
Adjusted EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Adjusted EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Interest expense, net, Other, net and Income tax (benefit) expense.
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
The following table reconciles Net income to Adjusted EBITDA for the three and six months ended December 31, 2021, as compared to the three and six months ended December 31, 2020:

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
	(in millions)
Net (loss) income	$(73)	$230	$635	$1,347
Add
Amortization of cable distribution investments	4	6	9	11
Depreciation and amortization	93	70	172	138
Impairment and restructuring charges	—	—	—	35
Interest expense, net	97	97	194	195
Other, net	211	(172)	142	(691)
Income tax (benefit) expense	(22)	74	222	436
Adjusted EBITDA	$310	$305	$1,374	$1,471
The following table sets forth the computation of Adjusted EBITDA for the three and six months ended December 31, 2021, as compared to the three and six months ended December 31, 2020.

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
	(in millions)
Revenues	$4,441	$4,087	$7,486	$6,804
Operating expenses	(3,667)	(3,346)	(5,238)	(4,514)
Selling, general and administrative	(468)	(442)	(883)	(830)
Amortization of cable distribution investments	4	6	9	11
Adjusted EBITDA	$310	$305	$1,374	$1,471

LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company has approximately $4.3 billion of cash and cash equivalents as of December 31, 2021 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 5—Borrowings to the accompanying Financial Statements). The Company also has access to the worldwide capital markets, subject to market conditions. As of December 31, 2021, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any noncompliance with such covenants.
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
Sources and Uses of Cash
Net cash (used in) provided by operating activities for the six months ended December 31, 2021 and 2020 was as follows (in millions):

For the six months ended December 31,	2021	2020
Net cash (used in) provided by operating activities	$(656)	$237
The change in net cash (used in) provided by operating activities during the six months ended December 31, 2021, as compared to the corresponding period of fiscal 2021, was primarily due to higher sports and entertainment programming payments as a result of the prior year impact of COVID-19 as well as lower Adjusted EBITDA.
Net cash used in investing activities for the six months ended December 31, 2021 and 2020 was as follows (in millions):

For the six months ended December 31,	2021	2020
Net cash used in investing activities	$(296)	$(329)
The decrease in net cash used in investing activities during the six months ended December 31, 2021, as compared to the corresponding period of fiscal 2021, was primarily due to the absence of payments related to the Company's new standalone broadcast technical facilities, which were placed into service in fiscal 2021, and proceeds from the disposition of property, plant and equipment, partially offset by fiscal 2022 acquisitions and investments.
Net cash used in financing activities for six months ended December 31, 2021 and 2020 was as follows (in millions):

For the six months ended December 31,	2021	2020
Net cash used in financing activities	$(679)	$(51)
The increase in net cash used in financing activities during the six months ended December 31, 2021, as compared to the corresponding prior year period of fiscal 2021, was primarily due to the absence of cash received from Disney in fiscal 2021, including the $462 million reimbursement related to the Divestiture Tax.

Stock Repurchase Program
See Note 6—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program.”
Dividends
Subsequent to December 31, 2021, the Company declared a semi-annual dividend of $0.24 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on March 30, 2022 with a record date for determining dividend entitlements of March 2, 2022.
Debt Instruments
Borrowings include senior notes (See Note 9—Borrowings in the 2021 Form 10-K under the heading “Public Debt – Senior Notes Issued”). Subsequent to December 31, 2021, $750 million of 3.666% senior notes due in January 2022 matured and were repaid in full (See Note 5—Borrowings to the accompanying Financial Statements).
Ratings of the senior notes
The following table summarizes the Company’s credit ratings as of December 31, 2021:

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
•the impact of any payments the Company is required to make or liabilities it is required to assume under the Separation Agreement (as defined in Note 1—Description of Business and Basis of Presentation in the 2021 Form 10-K) and the indemnification arrangements entered into in connection with the Separation and the Distribution (as defined in Note 1—Description of Business and Basis of Presentation in the 2021 Form 10-K); and
•the other risks and uncertainties detailed in Part I., Item 1A. “Risk Factors” in the 2021 Form 10-K and Part II., Item 1A. “Risk Factors” in the Q1 2022 Form 10-Q.
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
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Due to the COVID-19 pandemic, most of the Company’s employees continue to work remotely, and the Company has strived to minimize the impact of this on the design and effectiveness of the Company’s internal control over financial reporting. The Company is continually monitoring and assessing its internal control over financial reporting and has not experienced any material impact to its internal control over financial reporting due to the COVID-19 pandemic.

PART II
ITEM 1.        LEGAL PROCEEDINGS
See Note 8—Commitments and Contingencies to the accompanying Unaudited Consolidated Financial Statements of FOX under the heading “Contingencies” for a discussion of the Company’s legal proceedings.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as filed with the Securities and Exchange Commission on August 10, 2021, and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021, as filed with the Securities and Exchange Commission on November 3, 2021.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of the Company’s repurchases of its Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), during the three months ended December 31, 2021:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
October 1, 2021 – October 31, 2021
Class A common stock	835,963	$41.87
Class B common stock	386,339	38.83
November 1, 2021 – November 30, 2021
Class A common stock	1,378,298	38.92
Class B common stock	629,544	36.25
December 1, 2021 – December 31, 2021
Class A common stock	2,307,289	36.44
Class B common stock	1,081,361	33.91
Total
Class A common stock	4,521,550	38.20
Class B common stock	2,097,244	35.52
	6,618,794		$1,902

(a)	The Company has not made any purchases of Common Stock other than in connection with the publicly announced stock repurchase program described below.

(b)	These amounts exclude any fees, commissions or other costs associated with the share repurchases.

(c)
The Company's Board of Directors has authorized a $4 billion stock repurchase program, under which the Company can repurchase Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time.

In total, the Company repurchased approximately 14 million shares of Common Stock for $497 million during the six months ended December 31, 2021.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable
ITEM 5.    OTHER INFORMATION
Not applicable
ITEM 6.    EXHIBITS
(a)    Exhibits.

10.1	Form of Employment Agreement Amendment*+

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2021 and 2020; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2021 and 2020; (iii) Consolidated Balance Sheets as of December 31, 2021 (unaudited) and June 30, 2021 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2021 and 2020; (v) Unaudited Consolidated Statements of Equity for the three and six months ended December 31, 2021 and 2020; and (vi) Notes to the Unaudited Consolidated Financial Statements.*

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

Date: February 9, 2022