Form 10-Q
period 2022-03-31
Fox Corp
filed 2022-05-10
CIK 1754301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 6, 2022, 311,683,994 shares of Class A Common Stock, par value $0.01 per share, and 245,065,381 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

FOX CORPORATION
FORM 10-Q

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021
Revenues	$3,455	$3,215	$10,941	$10,019
Operating expenses	(2,164)	(1,885)	(7,402)	(6,399)
Selling, general and administrative	(485)	(437)	(1,368)	(1,267)
Depreciation and amortization	(92)	(78)	(264)	(216)
Impairment and restructuring charges	—	—	—	(35)
Interest expense, net	(91)	(98)	(285)	(293)
Other, net	(233)	61	(375)	752
Income before income tax expense	390	778	1,247	2,561
Income tax expense	(100)	(196)	(322)	(632)
Net income	290	582	925	1,929
Less: Net income attributable to noncontrolling interests	(7)	(15)	(26)	(32)
Net income attributable to Fox Corporation stockholders	$283	$567	$899	$1,897

EARNINGS PER SHARE DATA

Weighted average shares:
Basic	563	589	569	595
Diluted	567	593	573	598

Net income attributable to Fox Corporation stockholders per share:
Basic	$0.50	$0.96	$1.58	$3.19
Diluted	$0.50	$0.96	$1.57	$3.17
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021
Net income	$290	$582	$925	$1,929
Other comprehensive income, net of tax:
Benefit plan adjustments and other	3	9	17	25
Other comprehensive income, net of tax	3	9	17	25
Comprehensive income	293	591	942	1,954
Less: Net income attributable to noncontrolling interests(a)	(7)	(15)	(26)	(32)
Comprehensive income attributable to Fox Corporation stockholders	$286	$576	$916	$1,922

(a)
Net income attributable to noncontrolling interests includes $(5) million and $5 million for the three months ended March 31, 2022 and 2021, respectively, and $(9) million and $13 million for the nine months ended March 31, 2022 and 2021, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of March 31, 2022	As of June 30, 2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$4,634	$5,886
Receivables, net	2,338	2,029
Inventories, net	786	729
Other	158	105
Total current assets	7,916	8,749
Non-current assets
Property, plant and equipment, net	1,646	1,708
Intangible assets, net	3,176	3,154
Goodwill	3,560	3,435
Deferred tax assets	3,619	3,822
Other non-current assets	2,099	2,058
Total assets	$22,016	$22,926
LIABILITIES AND EQUITY
Current liabilities
Borrowings	$—	$749
Accounts payable, accrued expenses and other current liabilities	2,121	2,253
Total current liabilities	2,121	3,002
Non-current liabilities
Borrowings	7,205	7,202
Other liabilities	1,297	1,336
Redeemable noncontrolling interests	175	261
Commitments and contingencies
Equity
Class A common stock(a)	3	3
Class B common stock(b)	3	3
Additional paid-in capital	9,195	9,453
Retained earnings	2,300	1,982
Accumulated other comprehensive loss	(301)	(318)
Total Fox Corporation stockholders' equity	11,200	11,123
Noncontrolling interests	18	2
Total equity	11,218	11,125
Total liabilities and equity	$22,016	$22,926

(a)
Class A common stock, $0.01 par value per share, 2,000,000,000 shares authorized, 312,586,563 shares and 324,361,864 shares issued and outstanding at par as of March 31, 2022 and June 30, 2021, respectively.

(b)
Class B common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 245,544,417 shares and 251,821,556 shares issued and outstanding at par as of March 31, 2022 and June 30, 2021, respectively.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the nine months ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$925	$1,929
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	264	216
Amortization of cable distribution investments	14	17
Impairment and restructuring charges	—	35
Equity-based compensation	75	112
Other, net	375	(752)
Deferred income taxes	195	528
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(309)	(382)
Inventories net of program rights payable	(156)	257
Accounts payable and accrued expenses	(205)	88
Other changes, net	(227)	(182)
Net cash provided by operating activities	951	1,866
INVESTING ACTIVITIES
Property, plant and equipment	(191)	(333)
Acquisitions, net of cash acquired	(243)	—
Proceeds from dispositions, net	82	93
Purchase of investments	(28)	(86)
Other investing activities, net	(6)	(3)
Net cash used in investing activities	(386)	(329)
FINANCING ACTIVITIES
Repayment of borrowings	(750)	—
Repurchase of shares	(748)	(713)
Non-operating cash flows from The Walt Disney Company	—	113
Settlement of Divestiture Tax Prepayment	—	462
Dividends paid and distributions	(295)	(182)
Purchase of subsidiary noncontrolling interest	—	(67)
Other financing activities, net	(24)	(30)
Net cash used in financing activities	(1,817)	(417)
Net (decrease) increase in cash and cash equivalents	(1,252)	1,120
Cash and cash equivalents, beginning of year	5,886	4,645
Cash and cash equivalents, end of period	$4,634	$5,765
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(IN MILLIONS)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Fox Corporation Stockholders' Equity	Noncontrolling Interests(a)	Total Equity
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	317	$3	248	$3	$9,265	$2,308	$(304)	$11,275	$15	$11,290
Net income	—	—	—	—	—	283	—	283	12	295
Other comprehensive income	—	—	—	—	—	—	3	3	—	3
Dividends	—	—	—	—	—	(135)	—	(135)	—	(135)
Shares repurchased	(4)	—	(2)	—	(104)	(147)	—	(251)	—	(251)
Other	—	—	—	—	34	(9)	—	25	(9)	16
Balance, March 31, 2022	313	$3	246	$3	$9,195	$2,300	$(301)	$11,200	$18	$11,218
Balance, December 31, 2020	335	$3	257	$3	$9,655	$1,657	$(401)	$10,917	$4	$10,921
Net income	—	—	—	—	—	567	—	567	10	577
Other comprehensive income	—	—	—	—	—	—	9	9	—	9
Dividends	—	—	—	—	—	(134)	—	(134)	—	(134)
Shares repurchased	(6)	—	(3)	—	(146)	(160)	—	(306)	—	(306)
Other	—	—	—	—	46	(18)	—	28	(11)	17
Balance, March 31, 2021	329	$3	254	$3	$9,555	$1,912	$(392)	$11,081	$3	$11,084
Balance, June 30, 2021	324	$3	252	$3	$9,453	$1,982	$(318)	$11,123	$2	$11,125
Net income	—	—	—	—	—	899	—	899	35	934
Other comprehensive income	—	—	—	—	—	—	17	17	—	17
Dividends	—	—	—	—	—	(273)	—	(273)	—	(273)
Shares repurchased	(14)	—	(6)	—	(326)	(422)	—	(748)	—	(748)
Other	3	—	—	—	68	114	—	182	(19)	163
Balance, March 31, 2022	313	$3	246	$3	$9,195	$2,300	$(301)	$11,200	$18	$11,218
Balance, June 30, 2020	344	$3	261	$3	$9,831	$674	$(417)	$10,094	$17	$10,111
Net income	—	—	—	—	—	1,897	—	1,897	19	1,916
Other comprehensive income	—	—	—	—	—	—	25	25	—	25
Dividends	—	—	—	—	—	(272)	—	(272)	—	(272)
Shares repurchased	(17)	—	(7)	—	(393)	(332)	—	(725)	—	(725)
Other	2	—	—	—	117	(55)	—	62	(33)	29
Balance, March 31, 2021	329	$3	254	$3	$9,555	$1,912	$(392)	$11,081	$3	$11,084

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 4—Fair Value under the heading “Redeemable Noncontrolling Interests”).
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
NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS
The Company’s acquisitions support the Company’s strategy to strengthen its core brands and to selectively enhance production capabilities for its digital and linear platforms. During the nine months ended March 31, 2022 the Company made acquisitions, primarily consisting of three entertainment production

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
companies, for total cash consideration of approximately $240 million. The revenues and Segment EBITDA (as defined in Note 10—Segment Information) included within the Company's consolidated results of operations associated with the fiscal 2022 and 2021 transactions (disclosed in Note 3—Acquisitions, Disposals and Other Transactions in the 2021 Form 10-K under the heading “Acquisitions and Disposals”) were not material individually or in the aggregate. For the fiscal 2021 acquisition, the accounting for the business combination, including consideration transferred, is based on provisional amounts and the allocation of the consideration transferred is not final. The amounts allocated to intangibles and goodwill, the estimates of useful lives and the related amortization expense are subject to changes pending the completion of the final valuation of certain assets and liabilities. A change in the allocation of consideration transferred and any estimates of useful lives could result in a change in the value allocated to the intangible assets that could impact future amortization expense.
NOTE 3. INVENTORIES, NET
The Company’s inventories were comprised of the following:

	As of March 31, 2022	As of June 30, 2021
	(in millions)
Sports programming rights	$567	$573
Entertainment programming rights	706	355
Total inventories, net	1,273	928
Less: current portion of inventories, net	(786)	(729)
Total non-current inventories, net	$487	$199
The aggregate amortization expense related to the programming rights was approximately $1.2 billion and $1.0 billion for the three months ended March 31, 2022 and 2021, respectively, and approximately $4.6 billion and $4.0 billion for the nine months ended March 31, 2022 and 2021, respectively, which is included in Operating expenses in the Statements of Operations.
The Company evaluates the recoverability of unamortized programming and production costs, included within Inventories, net in the Balance Sheets, using expected future cash flows. As a result of COVID-19 related costs and production delays, the Company determined that its unamortized production costs related to a television series were not recoverable and therefore recognized a write-down of approximately $30 million at the Television segment, which was recorded in Operating expenses in the Statements of Operations for the three and nine months ended March 31, 2022.
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

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of March 31, 2022
	Total	Level 1		Level 2	Level 3
	(in millions)
Assets
Investments in equity securities	$506	$506	(a)	$—	$—
Redeemable noncontrolling interests	(175)	—		—	(175)	(b)
Total	$331	$506		$—	$(175)

	Fair value measurements
	As of June 30, 2021
	Total	Level 1		Level 2	Level 3
	(in millions)
Assets
Investments in equity securities	$788	$788	(a)	$—	$—
Redeemable noncontrolling interests	(261)	—		—	(261)	(b)
Total	$527	$788		$—	$(261)

(a)
The investment categorized as Level 1 represents an investment in equity securities of Flutter Entertainment plc (“Flutter”) with a readily determinable fair value (See Note 3—Acquisitions, Disposals and Other Transactions in the 2021 Form 10-K under the heading “Flutter” for additional information).

(b)
The Company utilizes both the market and income approach valuation techniques for its Level 3 fair value measures. Inputs to such measures could include observable market data obtained from independent sources such as broker quotes and recent market transactions for similar assets. It is the Company’s policy to maximize the use of observable inputs in the measurement of its Level 3 fair value measurements. To the extent observable inputs are not available, the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the liability. Examples of utilized unobservable inputs are future cash flows and long-term growth rates.

Redeemable Noncontrolling Interests
The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity,” because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded are put rights held by minority shareholders in Credible Labs Inc. ("Credible") and an entertainment production company.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021
	(in millions)
Beginning of period	$(172)	$(202)	$(261)	$(305)
Acquisitions(a)	—	—	(58)	—
Net loss (income)	5	(5)	9	(13)
Redemption of noncontrolling interests(b)	—	—	—	135
Distributions	—	1	3	12
Accretion and other(c)	(8)	(19)	132	(54)
End of period	$(175)	$(225)	$(175)	$(225)

(a)	The increase for the nine months ended March 31, 2022 was primarily due to the acquisition of an entertainment production company.
(b)
As a result of the exercise of a portion of the put rights held by the sports network minority shareholder during the nine months ended March 31, 2021, approximately $135 million was reclassified out of Redeemable noncontrolling interests. At closing, the Company paid half of the purchase price in cash and delivered a three-year promissory note for the remaining balance, which was recorded in Non-current liabilities on the Balance Sheet.

(c)	As a result of the expiration of the sports network minority shareholder's final put right during the nine months ended March 31, 2022, approximately $110 million was reclassified into equity.
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

	As of March 31, 2022	As of June 30, 2021
	(in millions)
Borrowings
Fair value	$7,852	$9,474
Carrying value	$7,205	$7,951
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
Generally, the Company does not require collateral to secure receivables. As of March 31, 2022 and June 30, 2021, the Company had no customers that accounted for 10% or more of the Company’s receivables.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. BORROWINGS
Borrowings include senior notes (See Note 9—Borrowings in the 2021 Form 10-K under the heading “Public Debt – Senior Notes Issued”). In addition, the Company is party to a credit agreement providing a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of March 2024 (See Note 9—Borrowings in the 2021 Form 10-K under the heading “Revolving Credit Agreement”). As of March 31, 2022, there were no borrowings outstanding under the revolving credit agreement. In January 2022, $750 million of 3.666% senior notes matured and were repaid in full.
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
The Company repurchased approximately 20 million shares of Common Stock for approximately $748 million during the nine months ended March 31, 2022.
Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.
As of March 31, 2022, the Company’s remaining stock repurchase authorization was approximately $1.65 billion. Subsequent to March 31, 2022, the Company repurchased approximately 1.4 million shares of Common Stock for $52 million.
Dividends
The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021
Cash dividend per share	$0.24	$0.23	$0.48	$0.46
The Company declared a semi-annual dividend of $0.24 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended March 31, 2022, which was paid on March 30, 2022 to stockholders of record on March 2, 2022.
NOTE 7. EQUITY-BASED COMPENSATION
The Company has one equity plan, the Fox Corporation 2019 Shareholder Alignment Plan (See Note 12—Equity-Based Compensation in the 2021 Form 10-K).
The following table summarizes the Company’s equity-based compensation:

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021
	(in millions)
Equity-based compensation	$28	$37	$75	$112
Intrinsic value of all settled equity-based awards	$2	$4	$96	$95
Tax benefit on settled equity-based awards	$—	$1	$21	$17

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s equity-based awards are settled in Class A Common Stock. As of March 31, 2022, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $80 million and is expected to be recognized over a weighted average period between one and two years.
As of March 31, 2022 and 2021, the Company had approximately 6 million stock options outstanding.
Awards Vested and Granted
Restricted Stock Units
During the nine months ended March 31, 2022 and 2021, approximately 2.4 million and 3.5 million restricted stock units (“RSUs”) vested and approximately 1.7 million and 2.0 million RSUs were granted, respectively. These RSUs generally vest in equal annual installments over a three-year period subject to the participants’ continued employment with the Company.
Performance-Based Stock Options
During the nine months ended March 31, 2022 and 2021, the Company granted approximately 4.0 million and 5.0 million performance-based stock options, respectively, which will vest in full at the end of a three-year performance period if the market condition is met, and have a term of seven years thereafter.
NOTE 8. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of March 31, 2022 and June 30, 2021 were approximately $43 billion and $47 billion, respectively. The decrease from June 30, 2021 was primarily due to sports programming rights payments.
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
U.K. Newspaper Matters Indemnity
In connection with the separation of Twenty-First Century Fox, Inc. (now known as TFCF Corporation) ("21CF") and News Corporation in June 2013 (the “21CF News Corporation Separation”), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the Separation Agreement (as defined in Note 1—Description of Business and Basis of Presentation in the 2021 Form 10-K under the heading “The Distribution”), the Company assumed certain costs and liabilities related to the U.K. Newspaper Matters

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Indemnity. The liability recorded in the Balance Sheets related to the indemnity was approximately $65 million and $55 million as of March 31, 2022 and June 30, 2021, respectively.
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
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. Pension plans and postretirement benefit plans are closed to new participants with the exception of a small group covered by collective bargaining agreements. The net periodic benefit cost was $14 million and $17 million for the three months ended March 31, 2022 and 2021, respectively, and $41 million and $51 million for the nine months ended March 31, 2022 and 2021, respectively.

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

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables set forth the Company’s Revenues and Segment EBITDA for the three and nine months ended March 31, 2022 and 2021:

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021
	(in millions)
Revenues
Cable Network Programming	$1,583	$1,471	$4,637	$4,284
Television	1,820	1,695	6,160	5,601
Other, Corporate and Eliminations	52	49	144	134
Total revenues	$3,455	$3,215	$10,941	$10,019
Segment EBITDA
Cable Network Programming	$864	$850	$2,306	$2,202
Television	35	135	121	407
Other, Corporate and Eliminations	(88)	(86)	(242)	(239)
Amortization of cable distribution investments	(5)	(6)	(14)	(17)
Depreciation and amortization	(92)	(78)	(264)	(216)
Impairment and restructuring charges	—	—	—	(35)
Interest expense, net	(91)	(98)	(285)	(293)
Other, net	(233)	61	(375)	752
Income before income tax expense	390	778	1,247	2,561
Income tax expense	(100)	(196)	(322)	(632)
Net income	290	582	925	1,929
Less: Net income attributable to noncontrolling interests	(7)	(15)	(26)	(32)
Net income attributable to Fox Corporation stockholders	$283	$567	$899	$1,897

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Revenues by Segment by Component

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021
	(in millions)
Cable Network Programming
Affiliate fee	$1,097	$1,068	$3,162	$2,969
Advertising	339	283	1,104	1,023
Other	147	120	371	292
Total Cable Network Programming revenues	1,583	1,471	4,637	4,284
Television
Advertising	969	915	3,742	3,426
Affiliate fee	700	651	1,990	1,801
Other	151	129	428	374
Total Television revenues	1,820	1,695	6,160	5,601
Other, Corporate and Eliminations	52	49	144	134
Total revenues	$3,455	$3,215	$10,941	$10,019
Future Performance Obligations
As of March 31, 2022, approximately $3.3 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to affiliate contracts, sports advertising contracts and content licensing contracts with fixed fees. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021
	(in millions)
Depreciation and amortization
Cable Network Programming	$16	$16	$43	$41
Television	28	26	82	77
Other, Corporate and Eliminations	48	36	139	98
Total depreciation and amortization	$92	$78	$264	$216

	As of March 31, 2022	As of June 30, 2021
	(in millions)
Assets
Cable Network Programming	$2,638	$2,577
Television	8,111	7,305
Other, Corporate and Eliminations	10,619	12,145
Investments	648	899
Total assets	$22,016	$22,926

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. ADDITIONAL FINANCIAL INFORMATION
Other, net
The following table sets forth the components of Other, net included in the Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021
	(in millions)
Net (losses) gains on investments in equity securities(a)	$(191)	$43	$(293)	$384
U.K Newspaper Matters Indemnity(b)	(22)	(15)	(71)	(43)
Transaction Costs(c)	(17)	(2)	(41)	431
Other	(3)	35	30	(20)
Total other, net	$(233)	$61	$(375)	$752

(a)
Net (losses) gains on investments in equity securities for the three and nine months ended March 31, 2022 and 2021 included the (losses) gains related to the change in fair value of the Company’s investment in Flutter (See Note 4—Fair Value).

(b)	See Note 8—Commitments and Contingencies under the heading “U.K. Newspaper Matters Indemnity.”
(c)
The transaction costs for the nine months ended March 31, 2021 are primarily related to the reimbursement from Disney of $462 million related to the substantial settlement of the Company’s prepayment of its share of the Divestiture Tax (as defined in Note 1—Description of Business and Basis of Presentation in the 2021 Form 10-K).

Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of March 31, 2022	As of June 30, 2021
	(in millions)
Investments(a)	$648	$899
Operating lease ROU assets	454	469
Inventories, net	487	199
Grantor Trust	293	304
Other	217	187
Total other non-current assets	$2,099	$2,058

(a)	Includes investments accounted for at fair value on a recurring basis of $506 million and $788 million as of March 31, 2022 and June 30, 2021, respectively (See Note 4—Fair Value).

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accounts Payable, Accrued Expenses and Other Current Liabilities
The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of March 31, 2022	As of June 30, 2021
	(in millions)
Accrued expenses	$862	$1,077
Program rights payable	766	659
Deferred revenue	165	196
Operating lease liabilities	107	92
Other current liabilities	221	229
Total accounts payable, accrued expenses and other current liabilities	$2,121	$2,253
Other Liabilities
The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of March 31, 2022	As of June 30, 2021
	(in millions)
Accrued non-current pension/postretirement liabilities	$544	$586
Non-current operating lease liabilities	382	409
Other non-current liabilities	371	341
Total other liabilities	$1,297	$1,336
Supplemental Information

	For the nine months ended March 31,
	2022	2021
	(in millions)
Supplemental cash flows information
Cash paid for interest	$363	$370
Cash paid for income taxes	$(204)	$(132)

Supplemental information on acquisitions
Fair value of assets acquired, excluding cash	$348	$—
Cash acquired	7	—
Liabilities assumed	(47)	—
Redeemable noncontrolling interests issued	(5)	—
Cash paid	(250)	—
Fair value of equity instruments issued as consideration to third parties(a)	53	—
Issuance of subsidiary common units	(53)	—
Fair value of equity instruments consideration	$—	$—

(a)	Includes Redeemable noncontrolling interests.

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
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three and nine months ended March 31, 2022 and 2021 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2022 and 2021. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2022 and 2021, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of March 31, 2022. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
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
RESULTS OF OPERATIONS
Results of Operations—For the three and nine months ended March 31, 2022 versus the three and nine months ended March 31, 2021.
The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2022, as compared to the three and nine months ended March 31, 2021:

	For the three months ended March 31,				For the nine months ended March 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Affiliate fee	$1,797	$1,719	$78	5%	$5,152	$4,770	$382	8%
Advertising	1,307	1,198	109	9%	4,845	4,449	396	9%
Other	351	298	53	18%	944	800	144	18%
Total revenues	3,455	3,215	240	7%	10,941	10,019	922	9%
Operating expenses	(2,164)	(1,885)	(279)	(15)%	(7,402)	(6,399)	(1,003)	(16)%
Selling, general and administrative	(485)	(437)	(48)	(11)%	(1,368)	(1,267)	(101)	(8)%
Depreciation and amortization	(92)	(78)	(14)	(18)%	(264)	(216)	(48)	(22)%
Impairment and restructuring charges	—	—	—	—%	—	(35)	35	100%
Interest expense, net	(91)	(98)	7	7%	(285)	(293)	8	3%
Other, net	(233)	61	(294)	**	(375)	752	(1,127)	**
Income before income tax expense	390	778	(388)	(50)%	1,247	2,561	(1,314)	(51)%
Income tax expense	(100)	(196)	96	49%	(322)	(632)	310	49%
Net income	290	582	(292)	(50)%	925	1,929	(1,004)	(52)%
Less: Net income attributable to noncontrolling interests	(7)	(15)	8	53%	(26)	(32)	6	19%
Net income attributable to Fox Corporation stockholders	$283	$567	$(284)	(50)%	$899	$1,897	$(998)	(53)%

** not meaningful
Overview
For the three months ended March 31, 2022 and 2021
The Company’s revenues increased 7% for the three months ended March 31, 2022, as compared to the corresponding period of fiscal 2021, due to higher affiliate fee, advertising and other revenues. The increase in affiliate fee revenue was primarily due to higher average rates per subscriber, led by contractual rate increases on existing affiliate agreements, partially offset by a lower average number of subscribers. The increase in advertising revenue was primarily attributable to higher pricing and ratings at FOX News Media, growth at Tubi, and higher sports ratings and pricing partially offset by lower entertainment ratings at the FOX Network. The increase in other revenues was primarily attributable to higher sports sublicensing revenues due to the impact of coronavirus disease 2019 ("COVID-19") in the prior year quarter, the current year quarter impact of acquisitions of entertainment production companies, and higher FOX Nation subscription revenues, partially offset by the impact of the divestiture of the Company's sports marketing businesses (See Note 3—Acquisitions, Disposals and Other Transactions in the 2021 Form 10-K under the heading “Acquisitions and Disposals").
Operating expenses increased 15% for the three months ended March 31, 2022, as compared to the corresponding period of fiscal 2021, primarily due to higher sports programming rights amortization and production costs primarily related to National Football League (“NFL”) and college basketball content, which was impacted by COVID-19 in the prior year quarter. Also contributing to this increase was increased digital investment at Tubi and FOX News Media, and higher entertainment programming rights amortization principally due to the recognition of an approximately $30 million write-down of unamortized production costs related to a television series as a result of COVID-19 related costs and production delays.
For the nine months ended March 31, 2022 and 2021
The Company’s revenues increased 9% for the nine months ended March 31, 2022, as compared to the corresponding period of fiscal 2021, due to higher affiliate fee, advertising and other revenues. The increase in affiliate fee revenue was primarily due to higher average rates per subscriber, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, partially offset by a lower average number of subscribers. Also impacting the increase was the absence of prior year affiliate fee credits as a result of the COVID-19 related under-delivery of college football games. The increase in advertising revenue was primarily due to higher pricing at the FOX Network and FOX News Media, growth at Tubi, and a higher number of live events at the national sports networks due to the impact of COVID-19 in the prior year period. Partially offsetting this increase was lower political advertising revenue at the FOX Television Stations due to the absence of the prior year presidential and congressional elections. The increase in other revenues was primarily due to higher sports sublicensing revenues which were impacted by COVID-19 in the prior year period, the current year period impact of acquisitions of entertainment production companies, and higher FOX Nation subscription revenues, partially offset by the impact of the divestiture of the Company's sports marketing businesses.
Operating expenses increased 16% for the nine months ended March 31, 2022, as compared to the corresponding period of fiscal 2021, primarily due to higher sports programming rights amortization and production costs related to NFL, Major League Baseball (“MLB”) and college football content including a higher number of live events due to the impact of COVID-19 in the prior year period, increased digital investment at Tubi, and higher entertainment programming rights amortization and marketing costs due to more hours of original scripted programming as compared to the prior year period, which was impacted by COVID-19. This increase was partially offset by the absence of events that were shifted into the prior year period as a result of COVID-19 rescheduling, including National Association of Stock Car Auto Racing (“NASCAR”) Cup Series races and additional MLB regular season games, and the impact of the divestiture of the Company's sports marketing businesses.
Selling, general and administrative—Selling, general and administrative expenses increased 11% and 8% for the three and nine months ended March 31, 2022, respectively, as compared to the corresponding periods of fiscal 2021, primarily due to higher technology costs related to the Company's digital initiatives and higher marketing expenses at FOX News Media, partially offset by the impact of the divestiture of the Company's sports marketing businesses.
Depreciation and amortization—Depreciation and amortization expense increased 18% and 22% for the three and nine months ended March 31, 2022, respectively, as compared to the corresponding periods of fiscal 2021, primarily due to assets placed into service during the fourth quarter of fiscal 2021 for the Company's standalone broadcast technical facilities.
Other, net—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net.”
Income tax expense—The Company's tax provision and related effective tax rate of 26% for the three and nine months ended March 31, 2022 was higher than the statutory rate of 21% primarily due to state taxes.
The Company’s tax provision and related effective tax rate of 25% for the three and nine months ended March 31, 2021 was higher than the statutory rate of 21% primarily due to state taxes and, for the nine months ended March 31, 2021, was partially offset by a benefit from the reduction of uncertain tax positions for state tax audits.
Net income—Net income decreased 50% and 52% for the three and nine months ended March 31, 2022, respectively, as compared to the corresponding periods of fiscal 2021, primarily due to the change in fair value of the Company’s investment in Flutter Entertainment plc and lower Segment EBITDA (as defined below) at the Television segment. Also contributing to the decrease for the nine months ended March 31, 2022 was the absence of the reimbursement from The Walt Disney Company ("Disney") of $462 million related to the substantial settlement of the Company’s prepayment of its share of the Divestiture Tax, which occurred during the nine months ended March 31, 2021 (See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net”).
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
The following tables set forth the Company’s Revenues and Segment EBITDA for the three and nine months ended March 31, 2022, as compared to the three and nine months ended March 31, 2021:

	For the three months ended March 31,				For the nine months ended March 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Cable Network Programming	$1,583	$1,471	$112	8%	$4,637	$4,284	$353	8%
Television	1,820	1,695	125	7%	6,160	5,601	559	10%
Other, Corporate and Eliminations	52	49	3	6%	144	134	10	7%
Total revenues	$3,455	$3,215	$240	7%	$10,941	$10,019	$922	9%

	For the three months ended March 31,				For the nine months ended March 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Segment EBITDA
Cable Network Programming	$864	$850	$14	2%	$2,306	$2,202	$104	5%
Television	35	135	(100)	(74)%	121	407	(286)	(70)%
Other, Corporate and Eliminations	(88)	(86)	(2)	(2)%	(242)	(239)	(3)	(1)%
Adjusted EBITDA(a)	$811	$899	$(88)	(10)%	$2,185	$2,370	$(185)	(8)%

(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.
Cable Network Programming (43% of the Company’s revenues for the first nine months of fiscal 2022 and 2021)

	For the three months ended March 31,				For the nine months ended March 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Affiliate fee	$1,097	$1,068	$29	3%	$3,162	$2,969	$193	7%
Advertising	339	283	56	20%	1,104	1,023	81	8%
Other	147	120	27	23%	371	292	79	27%
Total revenues	1,583	1,471	112	8%	4,637	4,284	353	8%
Operating expenses	(580)	(505)	(75)	(15)%	(1,940)	(1,725)	(215)	(12)%
Selling, general and administrative	(144)	(122)	(22)	(18)%	(405)	(374)	(31)	(8)%
Amortization of cable distribution investments	5	6	(1)	(17)%	14	17	(3)	(18)%
Segment EBITDA	$864	$850	$14	2%	$2,306	$2,202	$104	5%
For the three months ended March 31, 2022 and 2021
Revenues at the Cable Network Programming segment increased 8% for the three months ended March 31, 2022, as compared to the corresponding period of fiscal 2021, due to higher affiliate fee, advertising and other revenues. The increase in affiliate fee revenue was primarily due to contractual rate increases on existing affiliate agreements, partially offset by a lower average number of subscribers. The decrease in the average number of subscribers was due to a reduction in traditional MVPD subscribers, partially offset by an increase in digital MVPD subscribers. The increase in advertising revenue was primarily due to higher pricing and ratings, partially offset by the effect of higher preemptions associated with breaking news coverage at FOX News Media. The increase in other revenues was primarily due to higher sports sublicensing revenues, which were impacted by COVID-19 in the prior year quarter, and higher FOX Nation subscription revenues, partially offset by the impact of the divestiture of the Company's sports marketing businesses.
Cable Network Programming Segment EBITDA increased 2% for the three months ended March 31, 2022, as compared to the corresponding period of fiscal 2021, primarily due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased primarily due to higher sports programming rights amortization and production costs principally related to college basketball content, which was impacted by COVID-19 in the prior year quarter, and higher investment in digital growth initiatives at FOX News Media. Selling, general and administrative expenses increased principally due to higher marketing expenses at FOX News Media, partially offset by the impact of the divestiture of the Company's sports marketing businesses.
For the nine months ended March 31, 2022 and 2021
Revenues at the Cable Network Programming segment increased 8% for the nine months ended March 31, 2022, as compared to the corresponding period of fiscal 2021, due to higher affiliate fee, advertising and other revenues. The increase in affiliate fee revenue was primarily due to contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, partially offset by a lower average number of subscribers. Also impacting the increase was the absence of prior year affiliate fee credits as a result of the COVID-19 related under-delivery of college football games. The decrease in the average number of subscribers was due to a reduction in traditional MVPD subscribers, partially offset by an increase in digital MVPD subscribers. The increase in advertising revenue was primarily due to the impact of a higher number of live events at the national sports networks, primarily the result of additional MLB postseason games and the return of a full college football schedule that was shortened due to COVID-19 in the prior year period. Also contributing to this increase was higher MLB and FOX News Media pricing, partially offset by lower political advertising revenue due to the absence of the prior year presidential elections. The increase in other revenues was primarily due to higher sports sublicensing revenues, which were impacted by COVID-19 in the prior year, and higher FOX Nation subscription revenues, partially offset by the impact of the divestiture of the Company's sports marketing businesses.
Cable Network Programming Segment EBITDA increased 5% for the nine months ended March 31, 2022, as compared to the corresponding period of fiscal 2021, primarily due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased due to higher sports programming rights amortization and production costs primarily related to the return of a full college football and basketball season as a result of the impact of COVID-19 in the prior year period and higher investment in digital growth initiatives at FOX News Media. This increase was partially offset by the absence of events in the current year period that were shifted into the prior year period as a result of COVID-19 rescheduling, including NASCAR Cup Series races and additional MLB regular season games, and the impact of the divestiture of the Company's sports marketing businesses. Selling, general and administrative expenses increased principally due to higher marketing expenses at FOX News Media, partially offset by the impact of the divestiture of the Company's sports marketing businesses.
Television (56% of the Company’s revenues for the first nine months of fiscal 2022 and 2021)

	For the three months ended March 31,				For the nine months ended March 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Advertising	$969	$915	$54	6%	$3,742	$3,426	$316	9%
Affiliate fee	700	651	49	8%	1,990	1,801	189	10%
Other	151	129	22	17%	428	374	54	14%
Total revenues	1,820	1,695	125	7%	6,160	5,601	559	10%
Operating expenses	(1,557)	(1,359)	(198)	(15)%	(5,392)	(4,613)	(779)	(17)%
Selling, general and administrative	(228)	(201)	(27)	(13)%	(647)	(581)	(66)	(11)%
Segment EBITDA	$35	$135	$(100)	(74)%	$121	$407	$(286)	(70)%
For the three months ended March 31, 2022 and 2021
Revenues at the Television segment increased 7% for the three months ended March 31, 2022, as compared to the corresponding period of fiscal 2021, due to higher advertising, affiliate fee and other revenues. The increase in advertising revenue was primarily attributable to growth at Tubi, one additional week of NFL regular season games as a result of the NFL schedule expansion, and higher sports ratings and pricing at the FOX Network, partially offset by the absence of the rotating NFL Divisional playoff game in the current year quarter and lower entertainment ratings at the FOX Network. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network, and higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations. The increase in other revenues was primarily due to the current year quarter impact of acquisitions of entertainment production companies.
Television Segment EBITDA decreased 74% for the three months ended March 31, 2022, as compared to the corresponding period of fiscal 2021, as the revenue increases noted above were more than offset by higher expenses. Operating expenses increased primarily due to increased digital investment at Tubi, higher sports programming rights amortization and production costs primarily related to NFL content, and higher entertainment programming rights amortization principally due to the recognition of an approximately $30 million write-down of unamortized production costs related to a television series as a result of COVID-19 related costs and production delays. Selling, general and administrative expenses increased primarily due to the current year impact of acquisitions of entertainment production companies and higher technology costs related to the Company's digital initiatives.
For the nine months ended March 31, 2022 and 2021
Revenues at the Television segment increased 10% for the nine months ended March 31, 2022, as compared to the corresponding period of fiscal 2021, due to higher advertising, affiliate fee and other revenues. The increase in advertising revenue was primarily attributable to higher sports ratings and pricing as well as the return of a full schedule of college football in the current year period at the FOX Network and growth at Tubi, partially offset by lower political advertising revenue at the FOX Television Stations due to the absence of the prior year presidential and congressional elections. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network, and higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations. The increase in other revenues was primarily due to the current year period impact of acquisitions of entertainment production companies and higher content revenues at FOX Entertainment.
Television Segment EBITDA decreased 70% for the nine months ended March 31, 2022, as compared to the corresponding period of fiscal 2021, as the revenue increases noted above were more than offset by higher expenses. Operating expenses increased primarily due to increased digital investment at Tubi, higher sports programming rights amortization and production costs primarily related to NFL, MLB and college football content including a higher number of live events as compared to the COVID-19 impacted prior year period, and higher entertainment programming rights amortization and marketing costs due to more hours of original scripted programming as compared to the prior year period, which was impacted by COVID-19. Selling, general and administrative expenses increased primarily due to higher technology costs related to the Company's digital initiatives.
Other, Corporate and Eliminations (1% of the Company’s revenues for the first nine months of fiscal 2022 and 2021)

	For the three months ended March 31,				For the nine months ended March 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues	$52	$49	$3	6%	$144	$134	$10	7%
Operating expenses	(27)	(21)	(6)	(29)%	(70)	(61)	(9)	(15)%
Selling, general and administrative	(113)	(114)	1	1%	(316)	(312)	(4)	(1)%
Segment EBITDA	$(88)	$(86)	$(2)	(2)%	$(242)	$(239)	$(3)	(1)%
For the three and nine months ended March 31, 2022 and 2021
Revenues at the Other, Corporate and Eliminations segment for the three and nine months ended March 31, 2022 and 2021 include revenues generated by Credible and the operation of the FOX Studios lot for third parties. Operating expenses for the three and nine months ended March 31, 2022 and 2021 include advertising and promotional expenses at Credible and the costs of operating the FOX Studios lot for third parties. Selling, general and administrative expenses for the three and nine months ended March 31, 2022 and 2021 primarily relate to employee costs and professional fees, the costs of operating the FOX Studios lot for third parties and advertising and promotional expenses at Credible.

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
The following table reconciles Net income to Adjusted EBITDA for the three and nine months ended March 31, 2022, as compared to the three and nine months ended March 31, 2021:

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021
	(in millions)
Net income	$290	$582	$925	$1,929
Add
Amortization of cable distribution investments	5	6	14	17
Depreciation and amortization	92	78	264	216
Impairment and restructuring charges	—	—	—	35
Interest expense, net	91	98	285	293
Other, net	233	(61)	375	(752)
Income tax expense	100	196	322	632
Adjusted EBITDA	$811	$899	$2,185	$2,370
The following table sets forth the computation of Adjusted EBITDA for the three and nine months ended March 31, 2022, as compared to the three and nine months ended March 31, 2021.

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021
	(in millions)
Revenues	$3,455	$3,215	$10,941	$10,019
Operating expenses	(2,164)	(1,885)	(7,402)	(6,399)
Selling, general and administrative	(485)	(437)	(1,368)	(1,267)
Amortization of cable distribution investments	5	6	14	17
Adjusted EBITDA	$811	$899	$2,185	$2,370

LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company has approximately $4.6 billion of cash and cash equivalents as of March 31, 2022 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 5—Borrowings to the accompanying Financial Statements). The Company also has access to the worldwide capital markets, subject to market conditions. As of March 31, 2022, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any noncompliance with such covenants.
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
Sources and Uses of Cash
Net cash provided by operating activities for the nine months ended March 31, 2022 and 2021 was as follows (in millions):

For the nine months ended March 31,	2022	2021
Net cash provided by operating activities	$951	$1,866
The decrease in net cash provided by operating activities during the nine months ended March 31, 2022, as compared to the corresponding period of fiscal 2021, was primarily due to higher sports and entertainment programming payments, investments in our AVOD and other digital platforms, as well as lower Adjusted EBITDA and higher tax payments.
Net cash used in investing activities for the nine months ended March 31, 2022 and 2021 was as follows (in millions):

For the nine months ended March 31,	2022	2021
Net cash used in investing activities	$(386)	$(329)
The increase in net cash used in investing activities during the nine months ended March 31, 2022, as compared to the corresponding period of fiscal 2021, was primarily due to the fiscal 2022 acquisitions (See Note 2—Acquisitions, Disposals, and Other Transactions to the accompanying Financial Statements), partially offset by lower capital expenditures as a result of the Company's new standalone broadcast technical facilities being placed into service in fiscal 2021.
Net cash used in financing activities for nine months ended March 31, 2022 and 2021 was as follows (in millions):

For the nine months ended March 31,	2022	2021
Net cash used in financing activities	$(1,817)	$(417)
The increase in net cash used in financing activities during the nine months ended March 31, 2022, as compared to the corresponding prior year period of fiscal 2021, was primarily due to the $750 million repayment of senior notes that matured in January 2022 (See Note 5—Borrowings to the accompanying Financial Statements), the absence of cash received from Disney in fiscal 2021, including the $462 million reimbursement related to the Divestiture Tax, and the timing of the dividends paid to the Company's stockholders in fiscal 2022.

Stock Repurchase Program
See Note 6—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program.”
Dividends
The Company declared a semi-annual dividend of $0.24 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended March 31, 2022, which was paid on March 30, 2022 with a record date for determining dividend entitlements of March 2, 2022.
Debt Instruments
Borrowings include senior notes (See Note 9—Borrowings in the 2021 Form 10-K under the heading “Public Debt – Senior Notes Issued”). In January 2022, $750 million of 3.666% senior notes matured and were repaid in full (See Note 5—Borrowings to the accompanying Financial Statements).
Ratings of the senior notes
The following table summarizes the Company’s credit ratings as of March 31, 2022:

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
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Due to the COVID-19 pandemic, most of the Company’s employees continue to work remotely, and the Company has strived to minimize the impact of this on the design and effectiveness of the Company’s internal control over financial reporting. The Company is continually monitoring and assessing its internal control over financial reporting and has not experienced any material impact to its internal control over financial reporting due to the COVID-19 pandemic.

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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of the Company’s repurchases of its Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), during the three months ended March 31, 2022:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
January 1, 2022 – January 31, 2022
Class A common stock	957,064	$38.94
Class B common stock	432,271	35.87
February 1, 2022 – February 28, 2022
Class A common stock	319,750	41.61
Class B common stock	150,800	38.10
March 1, 2022 – March 31, 2022
Class A common stock	3,082,509	41.00
Class B common stock	1,401,117	37.63
Total
Class A common stock	4,359,323	40.59
Class B common stock	1,984,188	37.29
	6,343,511		$1,651

(a)	The Company has not made any purchases of Common Stock other than in connection with the publicly announced stock repurchase program described below.

(b)	These amounts exclude any fees, commissions or other costs associated with the share repurchases.

(c)
The Company's Board of Directors has authorized a $4 billion stock repurchase program, under which the Company can repurchase Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time.

In total, the Company repurchased approximately 20 million shares of Common Stock for $748 million during the nine months ended March 31, 2022.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2022 and 2021; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2022 and 2021; (iii) Consolidated Balance Sheets as of March 31, 2022 (unaudited) and June 30, 2021 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2022 and 2021; (v) Unaudited Consolidated Statements of Equity for the three and nine months ended March 31, 2022 and 2021; and (vi) Notes to the Unaudited Consolidated Financial Statements.*

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

Date: May 10, 2022