Form 10-K
period 2022-06-30
Fox Corp
filed 2022-08-12
CIK 1754301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
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
Registrant's telephone number, including area code (212) 852-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	FOXA	The Nasdaq Global Select Market
Class B Common Stock, par value $0.01 per share	FOX	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of December 31, 2021, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $11.5 billion, based upon the closing price of $36.90 per share as quoted on The Nasdaq Global Select Market on that date, and the aggregate market value of the registrant's Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $4.9 billion, based upon the closing price of $34.27 per share as quoted on The Nasdaq Global Select Market on that date.
As of August 9, 2022, 306,477,328 shares of Class A Common Stock and 242,640,680 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Fox Corporation definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, which is intended to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Fox Corporation's fiscal year end.

PART I
ITEM 1.    BUSINESS
Background
Fox Corporation is a news, sports and entertainment company, which manages and reports its businesses in the following segments:
•Cable Network Programming, which produces and licenses news and sports content distributed through traditional cable television systems, direct broadcast satellite operators and telecommunication companies ("traditional MVPDs"), virtual multi-channel video programming distributors ("virtual MVPDs") and other digital platforms, primarily in the U.S.
•Television, which produces, acquires, markets and distributes programming through the FOX broadcast network, advertising supported video-on-demand ("AVOD") service TUBI, 29 full power broadcast television stations, including 11 duopolies, and other digital platforms, primarily in the U.S. Eighteen of the broadcast television stations are affiliated with the FOX Network, 10 are affiliated with MyNetworkTV and one is an independent station.
•Other, Corporate and Eliminations, which principally consists of the FOX Studio Lot, Credible Labs Inc. ("Credible"), corporate overhead costs and intracompany eliminations. The FOX Studio Lot, located in Los Angeles, California, provides television and film production services along with office space, studio operation services and includes all operations of the facility. Credible is a U.S. consumer finance marketplace.
Unless otherwise indicated, references in this Annual Report on Form 10-K (this "Annual Report") for the fiscal year ended June 30, 2022 ("fiscal 2022") to "FOX," the "Company," "we" or "us" mean Fox Corporation and its consolidated subsidiaries. We use the term "MVPDs" to refer collectively to traditional MVPDs and virtual MVPDs.
FOX became a standalone publicly traded company on March 19, 2019, when Twenty-First Century Fox, Inc. ("21CF") spun off the Company to 21CF stockholders and FOX's Class A Common Stock and Class B Common Stock (collectively, the "Common Stock") began trading on The Nasdaq Global Select Market (the "Transaction"). The Walt Disney Company ("Disney") acquired the remaining 21CF assets and 21CF became a wholly-owned subsidiary of Disney. The Company is party to a separation and distribution agreement and a tax matters agreement that govern certain aspects of the Company's relationship with 21CF and Disney following the Transaction. The core transition services agreements entered into in connection with the Transaction terminated in accordance with their terms in fiscal 2022.
The Company's fiscal year ends on June 30 of each year. The Company was incorporated in 2018 under the laws of the State of Delaware. The Company's principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036 and its telephone number is (212) 852-7000. The Company's website is www.foxcorporation.com. The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available, free of charge, through the Company's website as soon as reasonably practicable after the material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC"). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We are providing our website address solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website, including any reports that are noted in this Annual Report as being posted on the website, into this Annual Report.
Caution Concerning Forward-Looking Statements
This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical or current fact are "forward-looking statements" for purposes of federal and state securities laws. Forward-looking statements may include, among others, the words "may," "will," "should," "likely," "anticipates," "expects," "intends," "plans," "projects," "believes," "estimates," "outlook" or any other similar words. Although the Company's management believes that the expectations reflected in any of the Company's forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any forward-looking statements. The Company's future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties. Important factors that could cause the Company's actual results, performance and achievements to differ materially from those estimates or projections contained in the Company's forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions and the impact of coronavirus disease 2019 ("COVID-19") and other widespread health emergencies or pandemics and measures to contain their spread. For more detailed information about these factors, see Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Caution Concerning Forward-Looking Statements."
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
Business Overview
FOX produces and delivers compelling news, sports and entertainment content through its primary iconic brands, including FOX News Media, FOX Sports, FOX Entertainment and FOX Television Stations, and leading AVOD service TUBI. The Company, with a simple structure focused on two principal reporting segments, differentiates itself in a crowded media and entertainment marketplace through the leadership positions of the Company's brands and premium programming that focus on live and "appointment-based" content, a significant presence in major markets, and broad distribution of the Company's content across traditional and digital platforms.
Our Competitive Strengths
Premium brands that resonate deeply with viewers.
Under the FOX banner, we produce and distribute content through some of the world's leading and most valued brands. Our long track record of challenging the status quo emboldens us to continue making innovative decisions, disrupting competitors and forming deeper relationships with audiences. FOX News Media is among the most influential and recognized news brands in the world. FOX Sports has earned a reputation for bold sports programming and, with its far-reaching presence in virtually every U.S. household, is a leading destination for live sports events and sports commentary. FOX Entertainment is renowned for its engaging primetime entertainment, including dramas 9-1-1, 9-1-1: Lone Star and new arrival The Cleaning Lady, its longstanding Sunday animation block featuring The Simpsons, Family Guy and Bob's Burgers and unscripted programming such as The Masked Singer and programming starring Gordon Ramsay, including Hell's Kitchen, MasterChef and Next Level Chef. These brands and others in our portfolio, including our owned and operated local television stations broadcasting under the FOX brand, hold cultural significance with consumers and commercial importance for distributors and advertisers. TUBI, a leading AVOD service, attracts a young, diverse and loyal audience to its over 45,000 programming titles. The quality of our programming and the strength of our brands maximize the value of our content through a combination of affiliate fees and advertising sales.
Leadership positions across strategically significant programming platforms.
FOX enjoys a leadership position across our core news, sports and entertainment businesses. As linear television viewership declines across the industry, "appointment-based" programming that is the FOX hallmark remains resilient. For over 20 consecutive years, FOX News has been the top-rated national cable news channel in both Monday to Friday primetime and total day viewing, according to The Nielsen Company ("Nielsen"). FOX News also finished calendar year 2021 as the #1 cable network in Monday to Friday primetime and total day viewing among total viewers for the sixth consecutive year. A leader in marquee live sports broadcasts, FOX Sports programs the National Football League ("NFL"), Major League Baseball's ("MLB") Regular Season, All-Star Game and World Series and other marquee events, including the Fédération Internationale de Football Association ("FIFA") Men's and Women's World Cup and the Super Bowl. FOX Sports programming includes the #1 show on television, America's Game of the Week. FOX Entertainment has

delivered the youngest and most diverse audience of the broadcast networks across all programming in primetime for the past two decades. During the 2021-2022 broadcast season, FOX featured leading unscripted hit The Masked Singer, leading scripted Monday dramas 9-1-1 and 9-1-1: Lone Star and four of the top 10 comedies on broadcast television with The Simpsons, Family Guy, Bob's Burgers and Call Me Kat. The FOX Television Stations cover 18 Nielsen-designated market areas ("DMAs"), including 14 of the 15 largest, and was the #1 or #2 rated news provider in the hours of 5 a.m. - 9 a.m. in the majority of the markets in which it operates. FOX has helped TUBI become one of the most relevant and fastest growing AVOD services in the country in fiscal 2022, with nearly 40% growth in total view time (the total number of hours watched) compared to the prior fiscal year. Taken together, we believe our leadership positions will continue to support strong affiliate fee revenue growth and sustained advertising revenue, while enabling us to nimbly respond to the challenges traditional media companies are facing relating to rapidly evolving technologies and changes in consumer behavior.
Significant presence and relevance in major domestic markets.
The FOX portfolio combines the range of national cable and broadcast networks with the power of tailored local television. FOX News and FOX Business are available in over 70 million U.S. households and the FOX Network is available in essentially all U.S. households. Additionally, our 29 owned and operated television stations cover 18 DMAs, including 14 of the 15 largest, and maintain duopolies in 11 DMAs, including New York, Los Angeles and Chicago, the three largest. These stations provide balanced content of national interest with programming of note to local communities, producing approximately 1,200 hours of local news coverage each week. TUBI's ubiquitous availability both online and through its app provides broad distribution of films, episodic television programming and live local and national news content. TUBI carries nearly 100 local station feeds (including feeds of our owned and operated stations), covering 50 DMAs and 24 of the top 25 markets. The breadth and depth of our footprint allows us to produce and distribute our content in a cost-effective manner and share best business practices and models across regions. It also enables us to engage audiences, develop deeper consumer relationships and create more compelling product offerings.
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
We have long been a leader in news, sports and entertainment programming. We believe that building on our leading market positions is essential to our success. We are investing in our most attractive growth opportunities by allocating capital to our news, sports and original entertainment programming, which we believe have distinct competitive advantages. For example, we have continued our investments in digital properties at FOX News Media, including additional investments in the FOX Nation subscription video-on-demand ("SVOD") service and the October 2021 launch of the FOX Weather free advertising-supported streaming service. In fiscal 2021, FOX Sports entered into an expanded 11-year media rights agreement with the NFL that has extended FOX Sports' coverage of premier NFC games, created new and exclusive holiday games on the FOX Network and expanded FOX's digital rights to enable future direct-to-consumer opportunities as well as NFL-related programming on TUBI. In fiscal 2022, FOX Sports acquired U.S. rights to broadcast UEFA international soccer matches, including the 2024 and 2028 UEFA European Football Championships ("Euros"), and launched the United States Football League ("USFL"). FOX Entertainment is investing in more co-production arrangements and owns a stake in all new series that premiered on the FOX Network during the 2021-2022 broadcast season. In addition, the Company's fiscal 2022 acquisitions of MarVista Entertainment and TMZ, including TMZ's iconic website and daily syndicated magazine programs, and the formation of Studio Ramsay Global with Gordon Ramsay will reduce our reliance on third-party content providers for programming on our traditional and digital entertainment platforms. We will also continue to invest in content, technology and marketing at TUBI to attract new viewers and retain TUBI's existing audience. In fiscal 2022, TUBI expanded its content library through the premiere of 40 new original titles and the launch of approximately 140 sports, entertainment and local news channels. We believe continuing to provide compelling news, sports and entertainment programming across platforms will increase audience engagement and drive growth across our distribution, affiliate and advertising relationships.
Increase revenue growth through the continued delivery of high quality, premium and valuable content.
With a focused portfolio of assets, we create and produce high quality programming that delivers value for our viewers and our affiliate and advertising partners. We intend to continue to generate appropriate value for our content. Additionally, we expect our enhanced ability to acquire independent programming through co-production arrangements and internal production capabilities will facilitate growth by enabling us to directly manage the economics and programming decisions of our broadcast network and stations group. We also believe our unique ability to deliver "appointment-based" viewing and audiences at scale, along with innovative advertising platforms, delivers substantial value to our advertising customers, and the unique nature of our "appointment-based" content positions us to maintain and even grow audiences during a time of increasing consumer fragmentation.
Expand our digital distribution offerings and direct engagement with consumers, increasing complementary sources of revenues.
Our key networks are offered on all major virtual MVPD services, reflecting the strength of our brands and the "must-have" nature of our content. We are also cultivating and growing direct interactions between FOX brands and consumers outside traditional linear television. For example, TUBI, which we acquired in fiscal 2020, provides us with a wholly-owned digital platform to access a wider digital audience and further the reach of our content. TUBI continues to experience significant growth in total view time across a library of over 45,000 titles, as well as key FOX entertainment, news and sports programming. TUBI streamed over 4 billion hours of content over the course of the fiscal year, a record for the platform, to a young, diverse and loyal audience advertisers are eager to reach. Additionally, FOX Sports has entered into a national media and sports wagering partnership with Flutter Entertainment plc ("Flutter"), which offers FOX Bet Super 6, a national free-to-play game with a user base of more than 6 million registered accounts as of June 2022, and the FOX Bet sportsbook mobile app in New Jersey, Pennsylvania, Colorado and Michigan. We own an equity stake in Flutter and maintain valuable options to acquire approximately 18.5% of FanDuel Group, a majority-owned subsidiary of Flutter, and up to 50% of the U.S. business of Flutter subsidiary, The Stars Group. FOX News Media operates a number of high-growth digital businesses, including FOX News Digital, which attracts the highest multiplatform time spent in the news category, along with the FOX Nation SVOD service, which offers U.S. consumers a variety of on-demand content, including original programming from popular opinion hosts. In addition, in October 2021, FOX News Media launched FOX Weather, a free advertising-supported streaming service that offers local, regional and national weather reporting in addition to live programming.
Segments
Cable Network Programming
The Cable Network Programming segment produces and licenses news, business news and sports content for distribution through traditional and virtual MVPDs and other digital platforms, primarily in the U.S. The businesses in this segment include FOX News Media (which includes FOX News and FOX Business) and our primary cable sports programming networks FS1, FS2, the Big Ten Network and FOX Deportes.

The following table lists the Company's significant cable networks and the number of subscribers as estimated by Nielsen:*

	As of June 30,
	2022	2021
	(in millions)
FOX News Media Networks
FOX News	75	77
FOX Business	72	73
FOX Sports Networks
FS1	74	74
FS2	55	54
The Big Ten Network	50	51
FOX Deportes	15	16

*	Disruption in Nielsen's ability to maintain the efficacy of its in-home panel due to the COVID-19 pandemic had a negative impact on subscriber estimates as reported as of June 30, 2021.
FOX News Media. FOX News Media includes the FOX News and FOX Business networks and their related properties. For over 20 consecutive years, FOX News has been the top-rated national cable news channel in both Monday to Friday primetime and total day viewing. FOX News also finished calendar year 2021 as the #1 cable network in Monday to Friday total day viewing among the key Adults 25-54 demographic, as well as the #1 cable network in Monday to Friday primetime and total day viewing among total viewers for the sixth consecutive year. FOX Business is a business news national cable channel. For the quarter ended June 30, 2022, FOX Business was the #1 business network in business day and market hours among total viewers. FOX News also produces a weekend political commentary show, FOX News Sunday, for broadcast on the FOX Television Stations and stations affiliated with the FOX Network throughout the U.S. FOX News, through its FOX News Edge service, licenses news feeds to affiliates to the FOX Network and other subscribers to use as part of local news broadcasts primarily throughout the U.S. FOX News also produces FOX News Audio, which licenses news updates, podcasts, and long-form programs to local radio stations and to mobile, Internet and satellite radio providers.
FS1. FS1 is a multi-sport national network that features live events, including regular season and post-season MLB games, National Association of Stock Car Auto Racing ("NASCAR"), college football, college basketball, the FIFA Men's and Women's World Cup, Major League Soccer ("MLS"), UEFA Euro, UEFA Nations League, Concacaf and CONMEBOL soccer and horse racing. In addition to live events, FS1 also features original programming from FOX Sports Films, studio programming such as NASCAR Race Hub and opinion shows such as Skip and Shannon: Undisputed and The Herd with Colin Cowherd.
FS2. FS2 is a multi-sport national network that features live events, including NASCAR, collegiate sports, horse racing, rugby, world-class soccer and motor sports.
FOX Sports Racing. FOX Sports Racing is a 24-hour video programming service consisting of motor sports programming, including NASCAR events and original programming, National Hot Rod Association ("NHRA"), motorcycle racing and horse racing. FOX Sports Racing is distributed to subscribers in Canada and the Caribbean.
FOX Soccer Plus. FOX Soccer Plus is a premium video programming network that showcases exclusive live soccer and rugby competitions, including events from FIFA, UEFA, Concacaf, CONMEBOL, Super Rugby League, Australian Football League and the National Rugby League.
FOX Deportes. FOX Deportes is a Spanish-language sports programming service distributed in the U.S. FOX Deportes features Spanish-language coverage of a variety of sports events, including premier soccer (such as Liga MX and Copa MX, Tijuana Xolos, Rayados de Monterrey and Santos Laguna home matches, MLS, and Liga de Honduras), MLB (including regular season games and the National League Championship Series in 2022 and the All-Star and World Series games), NASCAR Cup Series, college football and WWE

Smackdown. In addition to live events, FOX Deportes also features multi-sport news and highlight shows and daily studio programming. FOX Deportes is available to approximately 15.1 million cable and satellite households in the U.S., of which approximately 3.6 million are Hispanic.
The Big Ten Network. The Big Ten Network is a 24-hour national video programming service dedicated to the collegiate Big Ten Conference and Big Ten athletics, academics and related programming. The Big Ten Network televises live collegiate events, including football games, regular-season and post-season men's and women's basketball games, and men's and women's Olympic events (including wrestling, volleyball and ice hockey), as well as a variety of studio shows and original programming. The Big Ten Network also owns and operates B1G+ (formerly branded BTN+), a subscription video streaming service that features live streams of non-televised sporting events, replays of televised and streamed events, and a large collection of classic games and original programming. The Company owns approximately 61% of the Big Ten Network.
Digital Distribution. The Company also distributes programming through its branded websites, apps and social media accounts, and it licenses programming for distribution through MVPDs' websites and apps. The Company's websites and apps provide live and/or on-demand streaming of network-related programming primarily on an authenticated basis to allow video subscribers of the Company's participating distribution partners to view Company content via the Internet. These websites and apps include the websites FOXNews.com, FOXBusiness.com, FOXWeather.com, FOXSports.com, FOXDeportes.com, theUSFL.com and OutKick.com and the FOX News, FOX Business, FOX Weather, FOX Sports and FOX Deportes mobile apps. FOX News Media also operates direct-to-consumer services. FOX Nation is an SVOD service that offers U.S. consumers a variety of on-demand content, including original programming from popular opinion hosts, and FOX Weather, a free advertising-supported streaming service that launched in October 2021, offers local, regional and national weather reporting in addition to live programming. The Big Ten Network distributes programming through the B1G+ subscription video streaming service. The Company also distributes non-authenticated live-streaming and video-on-demand content, podcasts, as well as static visual content such as photography, artwork and graphical design across FOX-branded social media, third party video and audio platforms.
Outkick Media. The Company owns Outkick Media, a digital media company focused on the intersection of sports, news and entertainment.
USFL. FOX Sports founded and launched the USFL in April 2022. The USFL is a professional spring football league with eight teams playing a 40-game regular season schedule in addition to two playoff games and a championship game. Under multi-year rights agreements, FOX Sports and NBC Sports are the domestic distribution partners of the USFL games.
Cable Network Programming Competition
General. Cable network programming is a highly competitive business. Cable networks compete for content, distribution, viewers and advertisers with a variety of media, including broadcast television networks; cable television systems and networks; direct-to-consumer live streaming platforms, SVOD and AVOD services and mobile, gaming and social media platforms; audio programming; and print and other media. Important competitive factors include the prices charged for programming, the quantity, quality and variety of programming offered, the accessibility of such programming, the ability to adapt to new technologies and distribution platforms, quality of user experience and the effectiveness of marketing efforts.
FOX News Media. FOX News' primary competition comes from the broadcast networks' national news divisions and cable networks CNN, HLN and MSNBC. FOX Business' primary competition comes from the cable networks CNBC and Bloomberg Television. FOX News and FOX Business also compete for viewers and advertisers within a broad spectrum of television networks, including other non-news cable networks and free-to-air broadcast television networks. FOX News and FOX Business also face competition online from CNN.com, NBCNews.com, NYTimes.com, CNBC.com, Bloomberg.com, Yahoo.com and The Wall Street Journal Online, among others.
FOX Sports. A number of basic and pay television programming services, such as ESPN and TNT, direct-to-consumer streaming services such as ESPN+, Amazon Prime Video, Apple TV+, Peacock, Paramount+ and DAZN, as well as free-to-air stations and broadcast networks, provide programming that also targets FS1, FS2 and the Big Ten Network's respective audiences. On a national level, the primary competitors to FS1, FS2, and the Big Ten Network are ESPN, ESPN2, TNT, TBS, USA Network, CBS Sports Network, league-owned networks such as NFL Network, NHL Network, NBA TV and MLB Network, and collegiate conference-specific networks such as the SEC Network, Pac-12 Network and ACC Network. In regional markets, the Big Ten Network competes with regional sports networks, local broadcast television stations and other sports programming providers and distributors. FS1, FS2, and the Big Ten Network also face competition online from ESPN+, Peacock, Amazon Prime Video, Apple TV+, Paramount+, DAZN, Yahoo Sports, Facebook, Twitter, ESPN.com, nbcsports.com, Bleacherreport.com and CBSSports.com, among others.
In addition, FS1, FS2, and the Big Ten Network compete with third parties, to varying degrees, for sports programming rights. FS1, FS2 and the Big Ten Network compete for national rights principally with a number of national cable and broadcast services and direct-to-consumer streaming services that specialize in or carry sports programming, including sports networks launched by the leagues and collegiate conferences. Additionally, MVPDs and online and social media properties such as Amazon, Apple, Yahoo Sports, Facebook and Twitter compete with the Company's cable sports networks by acquiring and distributing sports content to their online users.
Television
The Television segment produces, acquires, markets and distributes programming through the FOX broadcast network, the TUBI AVOD service, broadcast television stations and other digital platforms, primarily in the U.S.
FOX Television Stations
FOX Television Stations owns and operates 29 full power broadcast television stations, which deliver broadcast network content, local news and syndicated programming to viewers in 18 local markets. These include stations located in 14 of the top 15 largest DMAs and two stations (referred to as duopolies) in each of 11 DMAs, including the three largest DMAs (New York, Los Angeles and Chicago). In two of the duopoly markets, FOX Television Stations is channel sharing whereby both of its stations in the market operate using a single 6 MHz channel. Of the 29 full power broadcast television stations, 18 stations are affiliated with the FOX Network. These stations leverage viewer, distributor and advertiser demand for the FOX Network's national content. In addition, the FOX Network's strategy to deliver fewer hours of national content than other major broadcasters benefits stations affiliated with the FOX Network, which can utilize the flexibility in scheduling to offer expanded local news and other programming that viewers covet. Our 29 stations collectively produce approximately 1,200 hours of local news coverage every week. For a description of the programming offered to affiliates of the FOX Network, see "—The FOX Network." In addition, FOX Television Stations owns and operates 10 stations broadcasting programming from MyNetworkTV. Fox Television Stations also operates FOX Soul, an AVOD service dedicated to the African American viewer that features original and syndicated programming, and LiveNOW from FOX, a free, advertising supported streaming service offering 24/7 live news coverage. In addition, FOX Television Stations offers local programming through websites and mobile apps associated with the stations.

The following table lists certain information about each of the television stations owned and operated by FOX Television Stations. Unless otherwise noted, all stations are affiliates of the FOX Network.
FOX Television Stations

	DMA/Rank	Station	Digital Channel RF (Virtual)	Type	Percentage of U.S. Television Households in the DMA (a)
New York, NY	1	WNYW	27(5)	UHF	6.2%
		WWOR-TV(b)(c)	25(9)	UHF
Los Angeles, CA*	2	KTTV	11(11)	VHF	4.7%
		KCOP-TV(b)	13(13)	VHF
Chicago, IL	3	WFLD	24(32)	UHF	2.9%
		WPWR-TV(b)(d)	31(50)	UHF
Philadelphia, PA	4	WTXF-TV	31(29)	UHF	2.5%
Dallas, TX*	5	KDFW	35(4)	UHF	2.4%
		KDFI(b)	27(27)	UHF
Atlanta, GA*	6	WAGA-TV	27(5)	UHF	2.2%
Washington, DC*	7	WTTG	36(5)	UHF	2.2%
		WDCA(b)(f)	36(20)	UHF
San Francisco, CA	8	KTVU	31(2)	UHF	2.1%
		KICU-TV(e)	36(36)	UHF
Houston, TX*	9	KRIV	26(26)	UHF	2.1%
		KTXH(b)	19(20)	UHF
Seattle-Tacoma, WA*	11	KCPQ	13(13)	VHF	1.8%
		KZJO(b)	36(22)	UHF
Phoenix, AZ*	12	KSAZ-TV	10(10)	VHF	1.7%
		KUTP(b)	26(45)	UHF
Tampa, FL*	13	WTVT	12(13)	VHF	1.7%
Minneapolis, MN(g)	14	KMSP-TV	9(9)	VHF	1.6%
		WFTC(b)	29(29)	UHF
Detroit, MI*	15	WJBK	7(2)	VHF	1.6%
Orlando, FL*	17	WOFL	22(35)	UHF	1.4%
		WRBW(b)	28(65)	UHF
Milwaukee, WI	36	WITI(h)	31(6)	UHF	0.8%
Austin, TX*	37	KTBC	7(7)	VHF	0.8%
Gainesville, FL	161	WOGX	31(51)	UHF	0.1%
TOTAL					38.8%

Source: Nielsen, January 2022

*
Denotes a market where stations are also broadcasting in the ATSC 3.0 "NextGenTV" standard in partnership with broadcasters in the applicable DMA through channel sharing arrangements or, in the case of KTTV, KTXH and WRBW, each of those stations has made the conversion to and is broadcasting in the ATSC 3.0 standard. By the fall of 2022, KCOP-TV is expected to broadcast in the ATSC 3.0 standard and KTTV is expected to return to broadcasting in the ATSC 1.0 standard.

(a)
VHF television stations transmit on Channels 2 through 13 and UHF television stations on Channels 14 through 36. The Federal Communications Commission (the "FCC") applies a discount (the "UHF Discount"), which attributes only 50% of the television households in a local television market to the audience reach of a UHF television station for purposes of calculating whether that station's owner complies with the national station ownership cap imposed by FCC regulations and by statute; in making this calculation, only the station’s RF broadcast channel is considered. In a duopoly market, both stations must be UHF for the discount to apply. In addition, the coverage of two commonly owned stations in the same market is counted only once. The percentages listed are rounded and do not take into account the UHF Discount. For more information regarding the FCC’s national station ownership cap, see "Government Regulation."

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

The FOX Network
The FOX Network is a premier national television broadcast network, renowned for disrupting legacy broadcasters with powerful sports programming and appealing primetime entertainment. The FOX Network regularly delivers approximately 15 hours of weekly primetime programming to 208 local market affiliates, including 18 stations owned and operated by the Company, covering approximately 99.9% of all U.S. television households, according to Nielsen. The FOX Network primetime lineup is intended to appeal primarily to the 18 to 49 year old audience, the demographic group that advertisers seek to reach most often, with particular success in the 18 to 34 year old audience. The FOX Network has ranked among the top two networks in the 18 to 34 year old audience for the past 27 broadcast seasons. During the 2021-2022 broadcast season, the FOX Network ranked #2 in the 18 to 49 year old audience and #1 across key advertiser demographic groups, including the 18 to 34 year old audience (based on Nielsen's live+7 ratings). The FOX Network programming ranked #2 among all broadcast network primetime programming for the 2021-2022 broadcast season in the 18 to 49 year old audience (based on Nielsen's commercial+7 ratings). The median age of the FOX Network viewer is 57 years, as compared to 61 years for ABC Television Network ("ABC"), 60 years for NBC and 64 years for CBS.
•FOX Sports. A significant component of FOX Network programming consists of sports programming, with the FOX Network providing to its affiliates during the 2021-2022 broadcast season live coverage of the NFL, including the premier NFC rights package, America's Game of the Week, the #1 show on television, and Thursday Night Football. The FOX Network also provides live coverage of MLB (including the post-season and the World Series), college football and basketball, the NASCAR Cup Series (including the Daytona 500), MLS and weekly episodes of WWE Friday Night SmackDown. In certain years, FOX Sports broadcasts the Super Bowl and the FIFA World Cup. In fiscal 2021, FOX Sports entered into an expanded 11-year media rights agreement with the NFL that has extended FOX Sports' coverage of NFC games, created new and exclusive holiday games on the FOX Network, and expanded FOX's digital rights to enable future direct-to-consumer opportunities as well as NFL-related programming on TUBI.
•FOX Entertainment. FOX Entertainment delivers high-quality scripted, non-scripted and live event content. FOX Network entertainment programming ranked #2 among all broadcast network primetime entertainment programming for the 2021-2022 broadcast season in the 18 to 49 year old audience (based on Nielsen's commercial+7 ratings). FOX Entertainment primetime programming during the 2021-2022 broadcast season featured such series as 9-1-1, 9-1-1: Lone Star, Bob's Burgers, Call Me Kat, The Cleaning Lady, The Great North, Family Guy, The Resident, The Simpsons and Welcome to Flatch; unscripted series such as The Masked Singer, Next Level Chef, I Can See Your Voice, MasterChef Junior and Domino Masters; and event specials such as the iHeartRadio Music Awards and the Miss Universe Pageant. In the 2021-2022 broadcast season, FOX launched the #1 new entertainment series Next Level Chef. The Masked Singer was the #2 primetime unscripted entertainment series and 9-1-1 was the #2 broadcast drama in the 18 to 49 year old audience. 9-1-1 and 9-1-1: Lone Star were Monday's top entertainment series of the season. The FOX Network featured four of the broadcast season's top ten comedies: The Simpsons, Family Guy, Bob's Burgers and Call Me Kat. In addition, The Masked Singer, 9-1-1, 9-1-1: Lone Star and Next Level Chef placed among the season's top 25 entertainment programs in the 18 to 49 year old audience.
The FOX Network obtains national sports programming through license agreements with professional or collegiate sports leagues or organizations, including long-term agreements with the NFL, MLB, college football and basketball conferences, NASCAR, FIFA, UEFA, Concacaf, CONMEBOL and WWE. Entertainment programming is obtained from major television studios, including 20th Television (formerly known as Twentieth Century Fox Television and which is owned by Disney), Sony Pictures Television and Warner Bros. Television, and independent television production companies pursuant to license agreements. The terms of these agreements generally provide the FOX Network with the right to acquire broadcast rights to a television series for a minimum of four seasons.
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
The FOX Network also distributes programming through its network-branded website, FOX.com, and its FOX NOW and FOX Sports apps, which offer live streaming of the FOX Network shows and programming from many broadcast stations affiliated with the FOX Network, and licenses programming for distribution through MVPDs' websites and apps.
TUBI
TUBI is a leading AVOD service available on over 25 digital platforms in the United States and select international regions as of June 2022. In fiscal 2022, the service generated over 4 billion hours of total view time (the total number of hours watched) across its content library of over 45,000 films and television programs from over 350 content partners, including every major Hollywood studio. TUBI also features key FOX content, such as The Masked Singer, I Can See Your Voice and LEGO Masters, as well as sports programming and live local and national news content. TUBI carries nearly 100 local station feeds (including feeds of FOX's owned and operated stations), covering 50 DMAs and 24 of the top 25 markets. TUBI has also begun to offer new original titles and has introduced linear streaming channels to supplement its on-demand library, including channels featuring FOX Entertainment's The Masked Singer, TMZ and Studio Ramsay Global’s Gordon Ramsay.
TUBI broadens the reach of network television and enables the Company's advertising partners to access a substantial, incremental digital audience. As of February 2022, the median age of TUBI's viewers was 39 years old, nearly 15 years younger than the median age of viewers of traditional and virtual MVPD services according to the MRI-Simmons March 2022 Cord Evolution Study. TUBI viewers are diverse, with approximately 40% of its audience identifying as multicultural, and over 45% of its audience does not subscribe to traditional or virtual MVPD services.
Entertainment Programming Production
The Company also produces entertainment programming for its traditional and digital entertainment platforms. Fox Alternative Entertainment is a full-service production studio that develops and produces unscripted and alternative programming primarily for the FOX Network, including The Masked Singer, Joe Millionaire: For Richer or Poorer and I Can See Your Voice. Bento Box Entertainment develops and produces animated programming, including programming that airs on the FOX Network such as Bob's Burgers and The Great North. In fiscal 2022, the Company acquired the entertainment studio MarVista Entertainment and TMZ, which produces daily syndicated magazine programs, broadcast television specials and other content for distribution on traditional and digital platforms, including TMZ.com, the TMZ mobile app and TUBI. The Company also formed a co-owned production company with Gordon Ramsay, Studio Ramsay Global, that is focused on culinary and lifestyle programming.
MyNetworkTV
The programming distribution service, Master Distribution Service, Inc. (branded as MyNetworkTV), distributes two hours per night, Monday through Friday, of off-network programming from syndicators to its over 180 licensee stations, including 10 stations owned and operated by the Company, and is available to approximately 97.5% of U.S. households as of June 30, 2022.
Blockchain Creative Labs
Blockchain Creative Labs, a division formed by FOX Entertainment and Bento Box Entertainment that commenced operations in fiscal 2022, is focused on establishing a leadership position in Web3 content creation, distribution and monetization.
Competition
The network television broadcasting business is highly competitive. The FOX Network, MyNetworkTV and TUBI compete for audiences, programming and advertising revenue with a variety of competing media, including other broadcast television networks, cable television systems and networks; direct-to-consumer live streaming platforms, SVOD and AVOD services and mobile, gaming and social media platforms; audio programming; and print and other media. In addition, the FOX Network and MyNetworkTV compete with other broadcast networks and programming distribution services to secure affiliations or station agreements with independently owned television stations in markets across the U.S. ABC, NBC and CBS each broadcast a significantly greater number of hours of programming than the FOX Network and, accordingly, may be able to designate or change time periods in which programming is to be broadcast with greater flexibility than the FOX Network. Technological developments are also continuing to affect competition within the broadcast television marketplace.
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

FOX Studio Lot
FOX owns the FOX Studio Lot in Los Angeles, California. The historic lot is located on over 50 acres of land and has over 1.85 million square feet of space for both administration and production and post-production services available to service a wide array of industry clients, including 15 sound stages, two broadcast studios, theaters and screening rooms, editing rooms and other television and film production facilities. The FOX Studio Lot provides two primary revenue streams — the lease of a portion of the office space to 21CF and other third parties and the operation of studio facilities for third party productions, which until 2026 will predominantly be Disney productions.
Credible
The Company holds 66% of the equity in Credible, which operates consumer finance and insurance marketplaces in the U.S. Credible's offerings provide consumers personalized product and rate options for a range of financial products, including student loans, personal loans, mortgages and insurance policies from multiple consumer lending and insurance providers.
Investments
Flutter
The Company and Flutter have entered into a national media and sports wagering partnership in the U.S. The partnership offers the FOX Bet Super 6 national free-to-play game, which has a user base of more than 6 million registered accounts as of June 2022, and the FOX Bet sportsbook mobile app, which is available in New Jersey, Pennsylvania, Colorado and Michigan as of June 2022. FOX Sports provides Flutter with an exclusive license to use certain FOX trademarks under a long-term commercial arrangement. In addition, subject to certain conditions and applicable gaming regulatory approvals, FOX Sports has an option until August 2029 to acquire up to 50% of the equity in the U.S. business of The Stars Group, a majority-owned subsidiary of Flutter. As part of Flutter's acquisition of The Stars Group in 2020, FOX Sports received the right to acquire an approximately 18.5% equity interest in Flutter's majority-owned subsidiary, FanDuel Group (structured as a 10-year option from 2021), which is currently the subject of ongoing arbitration proceedings. The Company also owns approximately 4.3 million ordinary shares of Flutter, representing approximately 2.5% of Flutter as of June 30, 2022.
Government Regulation
The Communications Act and FCC Regulation
The television broadcast industry in the U.S. is highly regulated by federal laws and regulations issued and administered by various agencies, including the FCC. The FCC regulates television broadcasting, and certain aspects of the operations of cable, satellite and other electronic media that compete with broadcasting, pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The introduction of new laws and regulations or changes in the enforcement or interpretation of existing laws and regulations could have a negative impact on the operations, prospects and financial performance of the Company.
Broadcast Licenses. The Communications Act permits the operation of television broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of the license would serve the public interest, convenience and necessity. The Company, through its subsidiaries, holds broadcast licenses in connection with its ownership and operation of television stations. Under the Communications Act, television broadcast licenses may be granted for a maximum term of eight years. Generally, the FCC renews broadcast licenses upon finding that the television station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse. FOX Television Stations currently has renewal applications pending for its full power broadcast licenses and will continue filing license renewal applications through calendar year 2023.
Ownership Regulations. Under the FCC's national television ownership rule, one party may own television stations with a collective national audience reach of not more than 39% of all U.S. television households, subject to the UHF discount. Under the UHF discount, a UHF television station is attributed with reaching only

50% of the television households in its market for purposes of calculating national audience reach. In December 2017, the FCC issued a Notice of Proposed Rulemaking pursuant to which it will consider modifying, retaining or eliminating the 39% national television audience reach limitation (including the UHF discount). If the FCC determines in the future to eliminate the UHF discount and the national television audience reach limitation is not eliminated or modified, the Company's ability to acquire television stations in additional markets may be negatively affected.
The Company is also subject to other communications laws and regulations relating to ownership. For example, FCC dual network rules prohibit any of the four major broadcast television networks — FOX, ABC, CBS, and NBC — from being under common ownership or control. In addition, under the Communications Act, no broadcast station licensees may be owned by a corporation if more than 25% of the corporation's stock is owned or voted by non-U.S. persons, their representatives, or by any other corporation organized under the laws of a foreign country. This ownership limit can be waived if the FCC finds it to be in the public interest. The FCC could review the Company's compliance with the foreign ownership regulations in connection with its consideration of FOX Television Stations' license renewal applications. The Company's amended and restated certificate of incorporation authorizes the Company's Board of Directors to take action to prevent, cure or mitigate the effect of stock ownership above the applicable foreign ownership threshold, including: refusing to permit any transfer of common stock to or ownership of common stock by a non-U.S. stockholder; voiding a transfer of common stock to a non-U.S. stockholder; suspending rights of stock ownership if held by a non-U.S. stockholder; or redeeming common stock held by a non-U.S. stockholder.
Carriage and Content Regulations. FCC regulations require each television broadcaster to elect, at three-year intervals, either to require carriage of its signal by traditional MVPDs in the station's market or to negotiate the terms through which that broadcast station would permit transmission of its signal by the traditional MVPDs within its market, which we refer to as retransmission consent. FOX Television Stations have historically elected retransmission consent for all of their owned and operated stations, and the Company has been compensated as a result.
Federal legislation limits the amount of commercial matter that may be broadcast during programming originally designed for children 12 years of age and younger to 10 ½ minutes per hour during the weekend and 12 minutes per hour during the week. In addition, under FCC regulations, television stations are generally required to broadcast a minimum of three hours per week of programming, which, among other requirements, must serve, as a "significant purpose," the educational and informational needs of children 16 years of age and under. Under FCC rules that were revised in 2019, one of the three hours per week may air on a television's station's multicast stream(s); the other two hours must air on the primary programming stream. A television station found not to have complied with the programming requirements or commercial limitations could face sanctions, including monetary fines and the possible non-renewal of its license.
FCC rules prohibit the broadcast by television and radio stations of indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. Federal law currently authorizes the FCC to impose fines of up to $445,445 per incident for violation of the prohibition against indecent and profane broadcasts. The FCC may impose fines or revoke licenses for serious or multiple violations of the indecency prohibition. Because indecency complaints are confidential, there may be pending nonpublic complaints alleging the broadcast of indecent or profane material by FOX Television Stations (and it is not possible to predict the outcome of any such complaints).
Modifications to the Company's programming to reduce the risk of indecency violations could have an adverse effect on the competitive position of FOX Television Stations and the FOX Network. If indecency regulation is extended to Internet or cable and satellite programming, and such extension was found to be constitutional, some of the Company's other programming services could be subject to additional regulation that might affect subscription and viewership levels.
The FCC continues to enforce strictly its regulations concerning sponsorship identification, political advertising, children's television, environmental concerns, emergency alerting and information, equal employment opportunity, technical operating matters and antenna tower maintenance. In addition, the Federal Trade Commission, or FTC, has increased its focus on unfair and deceptive advertising practices, particularly with respect to social media marketing. Both FCC and FTC rules and guidance require marketers to clearly and conspicuously disclose whenever there has been payment for a marketing message or when there is a material connection between an advertiser and a product endorser.
FCC rules also require the closed captioning of almost all broadcast and cable programming. In addition, Federal law requires affiliates of the four largest broadcast networks in the 80 largest markets to carry a specified minimum number of hours of primetime or children's programming per calendar quarter with audio descriptions, i.e., a verbal description of key visual elements inserted into natural pauses in the audio and broadcast over a separate audio channel. The same statute requires programming that was captioned on television to retain captions when distributed via Internet Protocol apps or services.
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
Broadcast Transmission Standard. In November 2017, the FCC adopted rules to permit television broadcasters to voluntarily broadcast using the "Next Generation" broadcast television transmission standard developed by the Advanced Television Systems Committee, Inc., also referred to as "ATSC 3.0." FOX Television Stations is actively building out ATSC 3.0 facilities. FOX Television Stations is participating in various ATSC 3.0 testing with other broadcasters, but it is too early to predict the impact of this technical standard on the Company's operations. In June 2020, the FCC adopted a Declaratory Ruling and Notice of Proposed Rulemaking declaring that local and national ownership restrictions do not apply to non-video services. In June 2022, the FCC issued a Third Notice of Proposed Rulemaking that raises a number of questions that could impact the adoption and roll-out of both video and non-video ATSC 3.0 services, as well as the broadcast requirements for the ATSC 1.0 standard.
Privacy and Information Regulation
The laws and regulations governing the collection, use and transfer of consumer information are complex and rapidly evolving, particularly as they relate to the Company's digital businesses. Federal and state laws and regulations affecting the Company's online services, websites, and other business activities include: the Children's Online Privacy Protection Act, which prohibits websites and online services from collecting personally identifiable information online from children under age 13 without prior parental consent; the Controlling the Assault of Non-Solicited Pornography and Marketing Act, which regulates the distribution of unsolicited commercial emails, or "spam"; the Video Privacy Protection Act, which prohibits the knowing disclosure of information that identifies a person as having requested or obtained specific video materials from a "video tape service provider;" the Telephone Consumer Protection Act, which restricts certain marketing communications, such as text messages and calls, without explicit consent; the Gramm-Leach-Bliley Act, which regulates the collection, handling, disclosure, and use of certain personal information by companies that offer consumers financial products or services, imposes notice obligations, and provides certain individual rights regarding the use and disclosure of certain information; and the California Consumer Privacy Act (the "CCPA"), which imposes broad obligations on the collection, use, handling and disclosure of personal information of California residents. For example, subject to certain exceptions, the CCPA provides individual rights for Californians, including to access, delete, and to restrict the "sale" of personal information.
A number of privacy and data security bills that address the collection, maintenance and use of personal information, breach notification requirements and cybersecurity are pending or have been adopted at the state and federal level, which would impose additional obligations on businesses, including in connection with targeted advertising. For example, the California Privacy Rights Act (the "CPRA"), which amends the CCPA, was passed in November 2020 and generally takes effect on January 1, 2023. Among other things, the CPRA creates a new state privacy protection agency, expands individual rights, and introduces new requirements for businesses, several which are subject to additional rulemaking. Other states have passed or introduced similar privacy legislation, including Virginia, Colorado, Utah and Connecticut. In addition, the FTC and state attorneys general and other regulators have made privacy and data security an enforcement focus. Other federal and state laws and regulations also may be adopted that impact our digital services, including those relating to oversight of user-generated content.
Foreign jurisdictions also have implemented and continue to introduce new privacy and data security laws and regulations, which apply to certain of the Company's operations. It is possible that our current data protection policies and practices may be deemed inconsistent with new legal requirements or interpretations thereof and could result in the violation of these new laws and regulations. The EU General Data Protection Regulation, in particular, regulates the collection, use and security of personal data and restricts the trans-border flow of such data. Other countries, including the United Kingdom, Canada, Australia, China, and Mexico, also have enacted data protection legislation.
The Company monitors and considers these laws and regulations, particularly with respect to the design and operation of digital content services and legal and regulatory compliance programs. These laws and regulations and their interpretation are subject to change, and could result in increased compliance costs, claims, financial penalties for noncompliance, changes to business practices, including with respect to tailored advertising, or otherwise impact the Company's business. Violations of these laws and regulations could result in significant monetary fines and other penalties, private litigation, require us to expend significant resources to defend, remedy and/or address, and harm our reputation, even if we are not ultimately responsible for the violation.
Consumer Finance Laws and Regulations
Credible operates consumer finance and insurance marketplaces that market and provide services in heavily regulated industries across the United States. As a result, Credible is subject to a variety of federal and state laws and regulations. These include the laws and regulations governing the collection, use and transfer of consumer information described above and the following:
•the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, or "RESPA," and similar state laws, and federal and state unfair and deceptive acts and practices, or "UDAAP," laws and regulations, which place restrictions on the manner in which consumer loans and insurance products are marketed and originated and the amount and nature of fees that may be charged or paid to Credible by lenders, insurance carriers and real estate professionals for providing or obtaining consumer loan and insurance requests;
•the Dodd-Frank Wall Street Reform and Consumer Protection Act, which, among other things, imposes requirements related to mortgage disclosures; and
•federal and state licensing laws, such as the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, or "SAFE Act," which establishes minimum standards for the licensing and regulation of mortgage loan originators, and state insurance licensing laws.
Intellectual Property
The Company's intellectual property assets include copyrights in television programming and other publications, websites and technologies; trademarks, trade dress, service marks, logos, slogans, sound marks, design rights, symbols, characters, names, titles and trade names, domain names; patents or patent applications for inventions related to its products, business methods and/or services, trade secrets and know how; and licenses of intellectual property rights of various kinds. The Company derives value from these assets through the production, distribution and/or licensing of its television programming to domestic and international cable and satellite television services, video-on-demand services, operation of websites, and through the sale of products, such as collectible merchandise, apparel, books and publications, among others.
The Company devotes significant resources to protecting its intellectual property, relying upon a combination of copyright, trademark, unfair competition, patent, trade secret and other laws and contract provisions. There can be no assurance of the degree to which these measures will be successful in any given case. Policing unauthorized use of the Company's products and services and related intellectual property is often difficult and the steps taken may not in every case prevent the infringement by unauthorized third parties of the Company's intellectual property. The Company seeks to limit that threat through a combination of approaches, including offering legitimate market alternatives, deploying digital rights management technologies, pursuing legal sanctions for infringement, promoting appropriate legislative initiatives and international treaties and enhancing public awareness of the meaning and value of intellectual property and intellectual property laws. Piracy, including in the digital environment, continues to present a threat to revenues from products and services based on intellectual property.
Third parties may challenge the validity or scope of the Company's intellectual property from time to time, and such challenges could result in the limitation or loss of intellectual property rights. Even if not valid, such claims may result in substantial costs and diversion of resources that could have an adverse effect on the Company's operations.
Human Capital Resources
Our workforce is the creative, strategic and operational engine of FOX's success. We have taken extraordinary actions to care for our employees during COVID-19, and our commitment to grow and support our employees continues on an ongoing and sustained basis as we move forward. We aim to develop our human capital by recruiting a talented and diverse workforce, offering competitive compensation and benefits, fostering a healthy work-life balance, providing learning and development opportunities for growth, protecting health and safety, fostering workplace civility and inclusion and encouraging our employees to have an impact in their communities.
As of June 30, 2022, we had approximately 10,600 full-time employees. In the ordinary course of our business and consistent with industry practice, we also employ freelance and temporary workers who provide important production and broadcast support services. The vast majority of our workforce is based in the United States, and a portion is unionized. We have posted on our corporate website our Employment Information Report (EEO-1), showing the race, ethnicity and gender of our U.S. employees. https://www.foxcorporation.com/eeo-1-data.
FOX's Corporate Social Responsibility Report, also posted on our website at www.foxcorporation.com/, provides a detailed review of our human capital programs and achievements. Our key human capital initiatives include:
Recruitment and Diversity
We are committed to diversity from the very top of the Company. Our Board of Directors requires that minority and female candidates are presented for consideration with each Director vacancy. We believe that the more voices in the room and the more diverse the experiences of our colleagues, the better FOX's internal culture and external programming are. Our diversity enables us to be more reflective of the audiences we reach and enhances our ability to create news, sports, and entertainment programming that serves all viewers across the country. An inclusive and diverse workplace is not merely a strategy or business objective; it is fundamentally woven in the fabric of the Company. This commitment begins with our approach to talent recruitment across all of our disciplines and extends to the way we nurture and advance our colleagues' careers.
FOX lists job openings internally and externally because we believe this is one of the best tools to reach the widest and most diverse pool of candidates. We also collaborate with an array of professional organizations that offer FOX access to talent at recruiting events and conventions. These organizations include:
•ADCOLOR
•Asian American Journalists Association (AAJA)
•National Association of Black Journalists (NABJ)
•National Association of Hispanic Journalists (NAHJ)
•Native American Journalists Association (NAJA)
•NLGJA: The Association of LGBTQ Journalists
•Radio Television Digital News Association (RTDNA)

We also offer paid internships to build a diverse pipeline of early-career talent and emerging leaders. The FOX Internship Program offers students an exciting opportunity to gain practical experience, participating in real-world projects and seminars on the media industry, technology and professional development. This internship program, which runs for 8-10 weeks three times per year, welcomed over 380 students in calendar year 2021 and was listed on Vault's 2022 "100 Best Internships." We also partner with the Emma Bowen Foundation, the T. Howard Foundation, the International Television and Radio Society, Sports Biz CARES and the Entertainment Industry College Outreach Program to provide media internships for promising students.
In addition, FOX has developed and implemented a number of internal training programs designed to provide outstanding individuals with workforce skills and professional development opportunities. These programs build the pipeline of our next generation of leaders, many of whom are from underrepresented backgrounds. Examples include:
•FOX Ad Sales Training ("FAST"): Initiated in 2021, this rotational program aims to attract, develop, and retain early career talent. Through exposure to various functions within Ad Sales, FAST develops professional skills of promising individuals recruited from outside FOX.
•FOX Alternative Entertainment ("FAE") FASTRACK: This highly selective accelerated producers' initiative is designed to nurture producers with diverse backgrounds and life experiences, and create a pipeline for new, behind-the-camera talent on FAE series. Launched in 2020, the program places candidates as associate producers on production teams across various FAE-produced shows to provide valuable exposure to many facets of production.
•FOX News Media Digital Rotational Program: Launched in 2021, this program strives to identify high potential talent from diverse backgrounds with a passion for the FOX News Media brand. The goal is to find staff placement for the individuals who complete the one-year rotational program across three key departments for four months each and have proven themselves to be integral members of the FOX News Media Digital team.
•FOX News Multimedia Reporters Training Program: This program places talent from diverse backgrounds in multimedia reporter roles across the country, where they shoot, report, edit and produce their own high-end content across FOX News platforms. Through daily guidance and feedback from management, we challenge and enable the talent to continually hone their journalistic skills.
•FOX Sports Professional Development Program: This program prepares production team leaders with skills for the unique sports production environment, such as communication and influence in the control room under short deadlines.
•FOX Television Stations Sales Training Program: This program was created to develop and mentor the next generation of diverse, motivated sales professionals for FOX Television Stations. Trainees participate in both intensive classroom study of all aspects of the television station advertising sales business and shadowing of FOX Television Stations sales account executives.
•FOX Writers Incubator Initiative: This FOX Entertainment program, which welcomed its first class in March 2022, nurtures and trains talented writers with diverse voices, backgrounds and life experiences. Writers work intensively on their scripts with the support of established writers, executives, directors and producers across all genres (comedy, drama, animation, etc.).
Employee Compensation and Benefits
We are proud to invest in our people through competitive pay and comprehensive benefits designed to attract, motivate and retain our talent. Providing equal pay for equal work, without regard to race, gender or other protected characteristics, is an imperative at FOX. We link our more senior employees' pay to corporate performance through discretionary annual incentive compensation awards.
FOX also provides generous benefits that support the health, wellness and financial stability of our employees and their families. Full-time employees are eligible for medical insurance through a choice of several plans, in which employees also may enroll family members, including domestic partners (same-sex and opposite-sex). Freelance employees who work a minimum number of hours are also eligible for a medical plan. Many employees enjoy the convenience of covered telemedicine visits. In addition, we provide vision and dental insurance, which includes coverage for adult orthodontic care. Our coverage is generous, with employee contributions and costs more favorable than national averages according to a 2021 Mercer LLC survey. Eligible employees may participate in flexible spending accounts, health savings accounts and qualified transportation expense accounts. We also provide employees with a health advocate service, with experts who support employees and their eligible family members in navigating a wide range of health and insurance-related issues. In addition, we have onsite fitness centers in our New York and Los Angeles worksites. To provide additional support during COVID-19, we paid our full-time employees' medical insurance premiums from March 2020 through December 2021.
Full-time employees are eligible to receive paid holidays, paid floating holidays, paid vacation, paid sick and safe time, life insurance, accidental death and dismemberment insurance, business travel accident insurance, full salary replacement for up to 26 weeks of short-term disability, basic long-term disability insurance, adoption and surrogacy reimbursement, charitable gift matching, cybersecurity and malware protection for personal devices and an employee assistance program that offers onsite counseling in New York and Los Angeles, as well as smoking cessation and weight management programs. The FOX 401(k) Savings Plan provides employees with a company contribution, and it offers a company match, Roth and post-tax contribution options and catch-up contributions. Finally, FOX also offers employees group discounts in various voluntary benefits such as critical illness insurance, group universal life insurance, auto and home insurance, legal insurance, pet insurance, supplemental long-term disability insurance and student loan refinancing.
Work-Life Balance and Workplace Flexibility
We believe offering our employees the tools necessary for a healthy work-life balance empowers them to thrive in our modern workforce. To that end, FOX allows eligible individuals the opportunity to work on a partially remote (i.e., "hybrid") or fully remote basis in appropriate circumstances. We support these working arrangements by deploying online collaboration tools, offering e-learning courses on effective remote work, providing reasonable office supplies and reimbursing business expenses. The Company also reimburses employees who work on a fully remote basis with a monthly stipend for business expenses (including mobile or other devices, Internet and electricity). Where appropriate, we provide technology and mobile communication devices, tailored to employee duties.
Our parental leave policy allows eligible new parents to bond with their children for a substantial period with full pay, and our workplaces have lactation rooms for our new mothers. We provide onsite subsidized childcare to full-time employees at the Los Angeles FOX Child Care Center. In addition, we offer backup child, adult, elder and return-to-work care. For calendar years 2021 and 2022, we doubled the number of days that employees may use the backup care service from 20 to 40 days per year, and we also allow employees to use their backup care benefits for virtual tutoring.
Learning and Development
FOX offers employees multiple learning and development programs, including tuition reimbursement, management and leadership development, online and on-demand e-learning, live webinars and assessment tools. Our annual MentorMatch program provides junior employees with the tools and resources to grow their careers through relationship-building and networking. We also identify key individuals for ongoing talent management, retention and succession planning. Within FOX News Media and FOX Television Stations, we deliver specialized training on the First Amendment, defamation, privacy, infringement and other newsgathering and reporting topics to educate employees on these principles and provide advice on best practices.
Health and Safety
FOX is committed to protecting the health, safety and working environment of our employees, clients and neighbors. Our Environmental Health and Safety ("EHS") Management Program manages risks by implementing proactive, practical and feasible controls into daily work activities. FOX's EHS program works to continuously improve its performance through preventive measures, correcting hazards or dangerous conditions and minimizing the environmental impact of our activities. The FOX Global Security team oversees the Company's security and emergency response efforts. The team proactively monitors, reports and responds to potential and actual threats to people, physical assets, property, productions and events using a number of tools, including advanced technology, active training programs and risk assessment and management processes.
Workplace Civility and Inclusion
Trust begins in the workplace every single day. We are committed to fostering a working environment of trust for our colleagues, in which people do their best work. Harassment, discrimination, retaliation and threats to health and safety all undermine our working environment of trust and make it harder for people to excel. Therefore, it is our policy to provide a safe work environment free from this or any other unlawful conduct.
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
FOX also facilitates nine Employee Resource Groups, which are formed around shared identity, interests or pursuits for the purpose of advancing careers, forming a more inclusive workplace community and fostering a sense of belonging:
•ABLE -- promotes an inclusive environment and culture for our colleagues with disabilities through advocacy and allyship
•ACE (Asian Community Exchange) -- serves Asian Americans at FOX by advancing our members, championing our stories and empowering our communities
•BLK+ -- celebrates our Black colleagues and seeks to build community through programming and professional development while standing in solidarity with our allies
•HOLA (Hispanic Organization for Leadership and Advancement) -- develops Hispanic leaders, enriches FOX's diverse culture and drives positive impact
•PRIDE -- cultivates community among FOX's LGBTQ+ colleagues and allies, supports causes important to the LGBTQ+ community and fosters a work environment where all colleagues feel 100% authentic and professionally supported
•VETS -- is committed to the community of veterans, current service members, military supporters and military spouses employed at FOX by embracing our four core values – Community, Appreciation, Connection & Education
•WiT (Women in Tech) -- attracts, advances and empowers women technologists and amplifies their impact at FOX
•Women of FOX Sports -- connects, inspires, informs and gives back to the community, with the goal of furthering women's collective contributions and advancement within the sports industry
•WOMEN@FOX -- is committed to developing female leadership at all levels and fostering a culture where all women thrive
Maintaining a work environment where employees can thrive, advance and feel included is one of our top priorities at FOX. To that end, FOX developed and launched BE INCLUDED, a toolkit-building series of learning modules and open forum discussions to enable employees to create deeper workplace connections and support colleagues in cultivating an inclusive workplace.
As a result of these and other efforts, many outside organizations have recognized FOX for our deep commitment to inclusion and diversity. For example:
•DiversityComm once again recognized FOX as a Top Employer and as a Top LGBTQ+ Friendly Company for 2022

•FOX was appointed to the Military Friendly® Employer list again for 2022 and named one of its 2022 top ten employers
•FOX was named to Disability Equality Index's "Best Places to Work for Disability Inclusion" list again for 2022
•Black EOE Journal, HISPANIC Network Magazine, Professional WOMAN's Magazine and U.S. Veterans Magazine have all listed FOX as a 2022 top employer
Community Impact
FOX employees are deeply engaged in their communities. Nowhere is that more evident than through the commitment and involvement of our colleagues who volunteer their time, share their talents and contribute to worthy causes through our philanthropic platform, FOX Forward. Through volunteer opportunities and service projects, FOX employees support community groups, veterans services organizations, local schools and families in need, and we encourage our colleagues to donate their time and resources to change-making organizations. Over the course of fiscal 2022, across all FOX businesses, our giving programs generated over $8 million in impact to local communities.
Among this year's initiatives, FOX and its employees across the Company supported military veterans, first responders and their families by partnering with U.S. VETS to champion their Make Camo Your Cause campaign, the Stephen Siller Tunnel to Towers Foundation and the Elizabeth Dole Foundation's Hidden Heroes campaign. FOX continued to serve as an Annual Disaster Giving Program partner for the American Red Cross, while also making two additional donations of $1 million each to the Southern and Midwest Tornadoes Campaign and humanitarian relief efforts in Ukraine.
FOX also sponsored the Los Angeles Food Bank's Backpack Program for underserved students experiencing food insecurity, while supplementing the arts and media education at twelve local Los Angeles public schools through the FOX for Students program. In December 2021 alone, the FOX Forward Holiday giving program raised over $450,000 to lift up our local community members during an especially difficult year.
As part of the Company's commitment to give back to the communities in which its employees live and work, our FOX Giving program matches contributions made by regular full-time employees to eligible non-profit organizations, dollar for dollar, up to a total of $1,000 per fiscal year when submitted through the FOX Giving portal, Benevity. We also track and reward employee volunteer hours with the opportunity to earn up to $1,000 per year that employees may direct to charities through the program. Over the course of the fiscal year, across all FOX businesses, contributions through our FOX Giving program exceeded $1.5 million.
Additionally, FOX provides invaluable in-kind support through public service announcements and editorial coverage of causes such as Building Homes for Heroes, Los Angeles County High School for the Arts Foundation, The Emma Bowen Foundation and the Boys & Girls Clubs of America, while also creating additional impact in our communities through efforts such as FOX Sports Supports, FOX Entertainment's #TVForAll, FOX Television Stations' Holiday Community Giving Campaigns and FOX News Media's support of Answer the Call, the New York Police and Fire Widows' and Children's Benefit Fund.

ITEM 1A.    RISK FACTORS
Prospective investors should consider carefully the risk factors set forth below before making an investment in the Company's securities.
Risks Related to Macroeconomic Conditions, Our Business and Our Industry
Changes in consumer behavior and evolving technologies and distribution platforms may adversely affect the Company's business, financial condition and results of operations.
The ways in which consumers view content and technology and business models in our industry continue to rapidly evolve and new distribution platforms and increased competition from new entrants and emerging technologies have added to the complexity of maintaining predictable revenue streams. Technological advancements have driven changes in consumer behavior as consumers seek more control over when, where and how they consume content and have affected advertisers' options for reaching their target audiences. Consumer preferences have evolved towards SVOD and AVOD services and other direct-to-consumer offerings and there has been a substantial increase in the availability of content with reduced advertising or without advertising at all. As consumers switch to digital consumption of video content, there is still to be developed a consistent, broadly accepted measure of multiplatform audiences across the industry. In addition, consumers are increasingly using time-shifting and advertising-skipping technologies such as DVRs that enable them to fast-forward or circumvent advertisements. Substantial use of these technologies could impact the attractiveness of the Company's programming to advertisers and adversely affect our advertising revenues.
Changes in consumer behavior and technology have also had an adverse impact on MVPDs that deliver the Company's broadcast and cable networks to consumers. Consumers are increasingly turning to alternatives, including direct-to-consumer offerings, which has contributed to industry-wide declines in subscribers to MVPD services over the last several years. These declines are expected to continue and possibly accelerate in the future. If consumers increasingly favor alternative offerings over MVPD subscriptions, the Company may continue to experience a decline in viewership and ultimately demand for the programming on its networks, which could lead to lower affiliate fee and advertising revenues. Changing distribution models may also negatively impact the Company's ability to negotiate affiliation agreements on favorable terms, which could have an adverse effect on our business, financial condition or results of operations. Our affiliate fee and advertising revenues also may be adversely affected by consumers' use of antennas (and their integration with set-top boxes or other consumer devices) to access broadcast signals to avoid subscriptions.
To remain competitive in this evolving environment, the Company must effectively anticipate and adapt to new market changes. The Company continues to focus on expanding its digital distribution offerings and direct engagement with consumers, including through TUBI, FOX Nation, FOX Weather and other offerings. However, if the Company fails to protect and exploit the value of its content while responding to, and developing new technology and business models to take advantage of, technological developments and consumer preferences, it could have a significant adverse effect on the Company's business, financial condition and results of operations.
Declines in advertising expenditures could cause the Company's revenues and operating results to decline significantly in any given period or in specific markets.
The Company derives substantial revenues from the sale of advertising, and its ability to generate advertising revenues depends on a number of factors. The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers' spending priorities and the economy in general or the economy of an individual geographic market. In addition, pandemics, natural and other disasters, acts of terrorism, wars, and political uncertainties and hostilities can also lead to a reduction in advertising expenditures as a result of economic uncertainty, disrupted programming and services or reduced advertising spots due to pre-emptions. As described below, the COVID-19 pandemic has caused some of the Company's advertisers to reduce their spending in recent years, which has had a negative impact on the Company's advertising revenues.
Major sports events, such as the NFL's Super Bowl and the FIFA World Cup and the state, congressional and presidential election cycles also may cause the Company's advertising revenues to vary substantially from year to year. Political advertising expenditures are impacted by the ability and willingness of candidates and political action campaigns to raise and spend funds on advertising and the competitive nature of the elections affecting viewers in markets featuring our programming.
Advertising expenditures may also be affected by changes in consumer behavior and evolving technologies and platforms. There is increasing competition for the leisure time of audiences and demand for the Company's programming as measured by ratings points is a key factor in determining the advertising rates as well as the affiliate rates the Company receives. In addition, as described above, newer technologies and platforms are increasing the number of media and entertainment choices available to audiences. Some of these technologies and platforms allow users to view programming from a remote location or on a time-delayed basis and provide users the ability to fast-forward, rewind, pause and skip programming and advertisements, which could negatively affect the attractiveness of the Company's offerings to advertisers. The pricing and volume of advertising may also be affected by shifts in spending toward digital and mobile offerings, which can deliver targeted advertising more promptly, from traditional media, or toward newer ways of purchasing advertising such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising spots and advertising exchanges, some or all of which may not be as beneficial to the Company as traditional advertising methods. The Company also generates advertising revenues through its TUBI AVOD service. The market for AVOD advertising campaigns is relatively new and evolving and if this market develops slower or differently than we expect, it could adversely affect our advertising revenues. Declines in advertising revenues may also be caused by regulatory intervention or other third-party action that impacts where and when advertising may be placed.
Advertising sales also largely depend on audience measurement and could be negatively affected if measurement methodologies do not accurately reflect actual viewership levels. Although Nielsen's statistical sampling method is the primary measurement methodology used for our linear television advertising sales, we measure and monetize our digital platforms based on a combination of internal and third-party data, including demographic composite estimates. A consistent, broadly accepted measure of multiplatform audiences across the industry remains to be developed. Although we expect multiplatform measurement innovation and standards to benefit us as the video advertising market continues to evolve, we are still partially dependent on third parties to provide these solutions.
A decrease in advertising expenditures, reduced demand for the Company's programming or the inability to obtain market ratings that adequately measure demand for the Company's content on all platforms could lead to a reduction in pricing and advertising spending, which could have a material adverse effect on the Company's business, financial condition or results of operations.
Because the Company derives a significant portion of its revenues from a limited number of distributors, the failure to enter into or renew affiliation and carriage agreements on favorable terms, or at all, could have a material adverse effect on the Company's business, financial condition or results of operations.
The Company depends on affiliation and carriage arrangements that enable it to reach a large percentage of households through MVPDs and third party-owned television stations. The inability to enter into or renew MVPD arrangements on favorable terms, or at all, or the loss of carriage on MVPDs' basic programming tiers could reduce the distribution of the Company's owned and operated television stations and broadcast and cable networks, which could adversely affect the Company's revenues from affiliate fees and its ability to sell national and local advertising time. The loss of favorable MVPD packaging, positioning, pricing or other marketing opportunities could also negatively impact the Company's revenues from affiliate fees. These risks are exacerbated by consolidation among traditional MVPDs, their increased vertical integration into the cable or broadcast network business and their use of alternative technologies to offer their subscribers access to local broadcast network programming, which have provided traditional MVPDs with greater negotiating leverage. Competitive pressures faced by MVPDs, particularly in light of the lower retail prices of streaming services, could adversely affect the terms of our contract renewals with MVPDs. In addition, if the Company and an MVPD reach an impasse in contract renewal negotiations, the Company's networks and owned and operated television stations could become unavailable to the MVPD's subscribers (i.e., "go dark"), which, depending on the length of time and the size of the MVPD, could have a negative impact on the Company's revenues from affiliate fees and advertising.

The Company also depends on the maintenance of affiliation agreements and license agreements with third party-owned television stations to distribute the FOX Network and MyNetworkTV in markets where the Company does not own television stations. Consolidation among television station group owners could increase their negotiating leverage and reduce the number of available distribution partners. There can be no assurance that these affiliation and license agreements will be renewed in the future on terms favorable to the Company. The inability to enter into affiliation or licensing arrangements with third-party owned television stations on favorable terms could reduce distribution of the FOX Network and MyNetworkTV and the inability to enter into such affiliation or licensing arrangements for the FOX Network on favorable terms could adversely affect the Company's affiliate fee revenues and its ability to sell national advertising time.
In addition, the Company has arrangements through which it makes its content available for viewing through third-party online video platforms. If these arrangements are not renewed on favorable or commercially reasonable terms or at all, it could adversely affect the Company's revenues and operating results.
If the number of subscribers to MVPD services continues to decline or such declines accelerate, the Company's affiliate fee and advertising revenues could be negatively affected.
As described above, changes in technology and consumer behavior have contributed to industry-wide declines in the number of subscribers to MVPD services, which have had a negative impact on the number of subscribers to the Company's networks. These industry-wide subscriber declines are expected to continue and possibly accelerate in the future. The majority of the Company's affiliation agreements with MVPDs are multi-year contracts that provide for payments to the Company that are based in part on the number of MVPD subscribers covered by the agreement. If declines in the number of MVPD subscribers are not fully offset by affiliate rate increases, the Company's affiliate fee revenues will be negatively affected. Because MVPD subscriber losses could also decrease the potential audience for the Company's networks, which is a critical factor affecting both the pricing and volume of advertising, future MVPD subscriber declines could also adversely impact the Company's advertising revenues.
The Company is exposed to risks associated with weak economic conditions (including the current inflationary environment) and increased volatility and disruption in the financial markets.
The U.S. economy has experienced a period of weakness due to, among other things, the COVID-19 pandemic, which has had and may continue to have an adverse impact on the Company's business, financial condition and results of operations. Factors that affect economic conditions include inflation, global supply chain disruptions, the rate of unemployment, the level of consumer confidence, changes in consumer spending habits, political and sociopolitical uncertainties and conflicts, and potential changes in trade relationships between the U.S. and other countries. The Company also faces risks associated with the impact of weak economic conditions on advertisers, affiliates, suppliers, wholesale distributors, retailers, insurers and others with which it does business.
Increased volatility and disruptions in the financial markets could make it more difficult or expensive for the Company to refinance outstanding indebtedness and obtain new financing. The financial markets can experience high levels of volatility and access to capital can be constrained for extended periods of time, and we cannot guarantee that the Company will be able to refinance outstanding indebtedness or obtain financing on terms that are acceptable to the Company or at all. In addition, the Company's access to and cost of borrowing can be affected by the Company's short-term and long-term debt ratings assigned by ratings agencies. If we are not successful in obtaining financing or incur significantly higher borrowing costs than contemplated, it may have a material adverse effect on our business, financial condition or results of operations.
Disruptions in the financial markets can also adversely affect the Company's lenders, insurers, customers and counterparties, including vendors, retailers and other partners. For instance, the inability of the Company's counterparties to obtain capital on acceptable terms could impair their ability to perform under their agreements with the Company and lead to negative effects on the Company, including business disruptions, decreased revenues and increases in bad debt expenses.

The COVID-19 pandemic and other widespread health emergencies or pandemics could materially adversely affect the Company's business, financial condition or results of operations.
The COVID-19 pandemic has resulted in widespread and continuing negative impacts on the macroeconomic environment and disruption to the Company's business. COVID-19 had a significant negative impact on the Company's advertisers' spending in fiscal 2020, which has lessened in subsequent years; however, future declines in the economic prospects of advertisers or the economy in general could further negatively impact their advertising expenditures in the future. Although the Company has not experienced meaningful subscriber declines due to the pandemic, a worsening of the pandemic could cause industry-wide changes in consumer behavior, such as increasing numbers of consumers canceling or foregoing subscriptions to MVPD services, which could adversely affect the Company's future affiliate fee and advertising revenues.
The Company's business depends on the volume and popularity of the content it distributes. Particularly in fiscal 2020 and fiscal 2021, COVID-19 caused cancellations and postponements of live sports events to which the Company had broadcast rights and suspensions of the production of certain entertainment content. These content disruptions adversely affected the Company's advertising and affiliate revenues and operating expenses. If there are similar disruptions in the future, there could be additional adverse impacts on such revenues or operating expenses. In addition, a significant decline in the Company's estimated revenues or the expected popularity of its programming could lead to a downward revision in the value of, among other things, the Company's indefinite-lived intangible assets, programming rights and long-lived assets and result in a non-cash impairment charge that is material to the Company's reported net earnings.
The magnitude of the continuing impact of COVID-19 and its variants remains uncertain and subject to change and will depend on evolving factors the Company may be unable to control or accurately predict. These include the duration and scope of the pandemic; the duration and extent of its impact on global and regional economies and economic activity; the effect of governmental actions; the impact of the pandemic on the health, well-being and productivity of the Company's employees and the Company's ability to conduct its operations; and potential changes in consumer behavior. The COVID-19 pandemic and other widespread health emergencies or pandemics could have a material adverse effect on the Company's business, financial condition or results of operations.
The Company's businesses operate in a highly competitive industry.
The Company competes with other companies for high-quality content to reach large audiences and to generate advertising revenue. The Company also competes for distribution on MVPDs and other third-party digital platforms. The Company's ability to attract viewers and advertisers and obtain favorable distribution depends in part on its ability to provide popular programming and adapt to new technologies and distribution platforms, which are increasing the number of content choices available to audiences. The consolidation of advertising agencies, distributors and television service providers also has increased their negotiating leverage and made competition for audiences, advertising revenue, and distribution more intense. Competition for audiences and/or advertising comes from a variety of sources, including broadcast television networks; cable television systems and networks; direct-to-consumer live streaming platforms, SVOD and AVOD services and mobile, gaming and social media platforms; audio programming; and print and other media. Other television stations or cable networks may change their formats or programming, a new station or new network may adopt a format to compete directly with the Company's stations or networks, or stations or networks might engage in aggressive promotional campaigns. In addition, some competitors that operate SVOD services have introduced or are planning to introduce advertising-supported offerings that may increase competition for audiences and/or advertising. Increased competition in the acquisition of programming may also affect the scope of rights we are able to acquire and the cost of such rights, and the future value of the rights we acquire or retain cannot be predicted with certainty. Entering into or renewing contracts for programming rights or acquiring additional rights may result in increased costs to the Company. With respect to long-term contracts for sports programming rights, our results of operations and cash flows over the term of a contract depend on a number of factors, including the strength of the advertising market, our audience size, the ability to secure distribution from and impose surcharges or obtain carriage on MVPDs for the content, and the timing and amount of our rights payments. There can be no assurance that revenue from acquired rights contracts will exceed our costs for the rights, as well as the other costs of producing and distributing the programming. There can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors or that competition or consolidation in the marketplace will not have a material adverse effect on its business, financial condition or results of operations.

Our business is dependent on the popularity of special sports events and the continued popularity of the sports leagues and teams for which we have programming rights.
Our sports business depends on the popularity and success of the sports franchises, leagues and teams for which we have acquired broadcast and cable network programming rights. If a sports league declines in popularity or fails to generate fan enthusiasm, this may negatively impact viewership and advertising and affiliate fee revenues received in connection with our sports programming. Our operating results may be impacted in part by special events, such as the NFL's Super Bowl, which is broadcast on the FOX Network on a rotating basis with other networks, the MLB's World Series and the FIFA World Cup, which occurs every four years (for each of women and men), and other regular and post-season sports events delivered to consumers on our broadcast television and cable networks. Our advertising and affiliate fee revenues are subject to fluctuations based on the dates of sports events and their availability for viewing through our broadcast television and cable networks and the popularity of the competing teams. For example, any decrease in the number of post-season games played in a sports league for which we have acquired broadcast programming rights, or the participation of a smaller-market sports franchise in post-season competition could result in lower advertising revenues for the Company. There can be no assurance that any sports league will continue to generate fan enthusiasm or provide the expected number of regular and post-season games for advertisers and customers, and the failure to do so could result in a material adverse effect on our business, financial condition and results of operations. Additionally, increased competition for the sale of sports event advertising time with other television networks, stations and other advertising platforms, such as digital media, audio and print, may adversely affect the Company's revenues and operating results. A shortfall in the expected popularity of the sports events for which the Company has acquired rights, or in the volume of sports programming the Company expects to distribute, could adversely affect the Company's advertising revenues in the near term and, over a longer period of time, adversely affect affiliate fee revenues.
The inability to renew programming rights, particularly sports programming rights, on sufficiently favorable terms, or at all, could cause the Company's advertising and affiliate fee revenues to decline significantly in any given period or in specific markets.
We enter into long-term contracts for both the acquisition and the distribution of media programming and products, including contracts for the acquisition of programming rights for sports events and other programs, and contracts for the distribution of our programming to content distributors. Programming rights agreements, retransmission consent agreements, carriage contracts and affiliation agreements have varying durations and renewal terms that are subject to negotiation with other parties, the outcome of which is unpredictable. In addition, competition for popular programming rights, and sports programming rights in particular, that are licensed from third parties is intense, and the licenses have varying duration and renewal terms. Moreover, the value of these agreements may also be affected by various league decisions and/or league agreements that we may not be able to control, including a decision to alter the number, frequency and timing of regular and post-season games played during a season. As these contracts expire, we may seek renewals on favorable terms; however, third parties may outbid us for the rights contracts. The loss of rights or renewal on less favorable terms could impact the quality or quantity of the Company's programs, in particular the sports coverage offered by the Company, its cable networks, broadcast stations and affiliates to the FOX Network, and could adversely affect the Company's advertising and affiliate fee revenues. Upon renewal, the Company's results could be adversely affected if escalations in programming rights costs are unmatched by increases in advertising and affiliate fee revenues. In addition, if the Company does not obtain exclusive rights to the programming it distributes, it could negatively impact the Company's advertising and affiliate fee revenues.
Acceptance of the Company's content by the public is difficult to predict, which could lead to fluctuations in revenues.
Television distribution is a speculative business since the revenues derived from the distribution of content depends primarily upon its acceptance by the public, which is difficult to predict. Low public acceptance of the Company's content will adversely affect the Company's results of operations. The commercial success of our programming also depends upon the quality and acceptance of other competing programming, the growing number of alternative forms of entertainment and leisure activities, general economic conditions and their effects on consumer spending and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Moreover, we must often invest substantial amounts in programming and the acquisition of sports rights before we learn the extent to which the content will earn consumer acceptance. Competition for popular content, particularly sports and entertainment programming, is intense, and the

Company may need to increase the price it pays for popular content rights. The Company's failure to obtain or retain rights to popular content, or a decline in the ratings or popularity of the Company's news, sports or entertainment television programming, which could be a result of the loss of talent or rights to certain programming, could adversely affect advertising revenues in the near term and, over a longer period of time, adversely affect affiliate fee revenues.
Damage to our brands, particularly the FOX brand, or our reputation could have a material adverse effect on our business, financial condition and results of operations.
Our brands, particularly the FOX brand, are among our most valuable assets. We believe that our brand image, awareness and reputation strengthen our relationship with consumers and contribute significantly to the success of our business. Maintaining, further enhancing and extending our brands may require us to make significant investments in marketing, programming or new products, services or events. These investments may not be successful. We may introduce new programming that is not popular with our consumers and advertisers, which may negatively affect our brands. To the extent our content, in particular our live news and sports programming and primetime entertainment programming, is not compelling to consumers, our ability to maintain a positive reputation may be adversely impacted. Governmental scrutiny and fines and significant negative claims or publicity regarding the Company or its operations, content, products, management, employees, practices, advertisers, business partners and culture, including individuals associated with content we create or license, may damage the Company's reputation and brands, even if such claims are untrue. Furthermore, to the extent our marketing, customer service and public relations efforts are not effective or result in negative consumer reaction, our ability to maintain a positive reputation may likewise be adversely impacted. If we are not successful in maintaining or enhancing the image or awareness of our brands, or if our reputation is harmed for any reason, it could have a material adverse effect on our business, financial condition and results of operations.
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
The loss of key personnel, including talent, could disrupt the management or operations of the Company's business and adversely affect its revenues.
The Company's business depends upon the continued efforts, abilities and expertise of its Chair K. Rupert Murdoch and Executive Chair and Chief Executive Officer Lachlan K. Murdoch, and other key employees and news, sports and entertainment personalities. The Company believes that the unique combination of skills and experience possessed by its executive officers would be difficult to replace and that the loss of its executive officers could have a material adverse effect on the Company, including the impairment of the Company's ability to execute successfully its business strategy. Additionally, the Company employs or independently contracts with several news, sports and entertainment personalities with significant, loyal audiences. News, sports and entertainment personalities are sometimes significantly responsible for the ranking of programming on a television station or cable network and, therefore, a significant influence on the ability of the station or network to sell advertising. The Company's broadcast television stations and cable networks deliver programming with highly regarded on-air talent who are important to attracting and retaining audiences for the distributed news, sports and entertainment content. There can be no assurance that these news, sports and entertainment personalities will remain with us or retain their current appeal, or that the costs associated with retaining this and new talent will be favorable or acceptable to us. If the Company fails to retain or attract these personalities and talent or they lose their current audiences or advertising partners, the Company's business, financial condition and results of operations could be adversely affected.
Labor disputes involving our own employees or those at businesses we depend on may disrupt our operations and adversely affect the Company's business, financial condition and results of operations.
In a variety of the Company's businesses, the Company and its partners engage the services of trade employees and others who are subject to collective bargaining agreements. If the Company or its partners are unable to renew expiring collective bargaining agreements, the affected unions could take action in the form of strikes or work stoppages. Such actions, as well as higher costs in connection with these collective bargaining agreements or a significant labor dispute, could have an adverse effect on the Company's business by causing delays in production or reducing profit margins. Moreover, the Company has certain collective bargaining agreements, which are industry-wide agreements, and the Company may lack practical control over the negotiations and terms of the agreements in dispute.
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
The Company performs an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets, including FCC licenses. The Company also continually evaluates whether current factors or indicators, such as the prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets, as well as other investments and other long-lived assets. Any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of our programming could lead to a downward revision in the fair value of certain reporting units. A downward revision in the fair value of a reporting unit, indefinite-lived intangible assets, programming rights, investments or long-lived assets could result in a non-cash impairment charge. Any such charge could be material to the Company's reported net earnings.
Risks Relating to Cybersecurity, Piracy, Privacy and Data Protection
The degradation, failure or misuse of the Company's network and information systems and other technology could cause a disruption of services or improper disclosure of personal data or other confidential information, resulting in increased costs, liabilities or loss of revenue.
Cloud services, content delivery and other networks, information systems and other technologies that we or our vendors or other partners use, including technology systems used in connection with the production and distribution of our content (the "Systems"), are critical to our business activities, and shutdowns or disruptions of, and cybersecurity attacks on, the Systems pose increasing risks. Disruptions to the Systems, such as computer hacking and phishing, theft, computer viruses, ransomware, worms or other destructive software, process breakdowns, denial of service attacks or other malicious activities, as well as power outages, natural or other disasters (including extreme weather), terrorist activities or human error, may affect the Systems and could result in disruption of our services, misappropriation, misuse, alteration, theft, loss, leakage, falsification, and accidental or premature release or improper disclosure of confidential or other information, including intellectual property and personal data (of third parties, employees and users of our streaming services and other digital properties) contained on the Systems. The techniques used to access, disable or degrade service or sabotage systems change frequently and continue to become more sophisticated and targeted. While we and our vendors and partners continue to develop, implement and maintain security measures seeking to identify and mitigate cybersecurity risks, including unauthorized access to or misuse of the Systems, such efforts are costly, require ongoing monitoring and updating and may not be successful in preventing these events from occurring. In addition, the Company's recovery and business continuity plans may not be adequate to address any cybersecurity incidents that occur. The Company's high-profile sports and entertainment programming and its extensive news coverage of elections, sociopolitical events and public controversies subject us to heightened cybersecurity risks. Although no cybersecurity incident has been material to the Company's businesses to date, we expect to continue to be subject to cybersecurity threats and attacks and there can be no assurance that we will not experience a material incident. Any cybersecurity incidents could result in a disruption of our operations, customer or advertiser dissatisfaction, damage to our reputation or brands, regulatory investigations, claims, lawsuits or loss of customers or revenue, and the Company may also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and may be required to expend significant resources to defend, remedy and/or address any incidents. The Company may not have adequate insurance coverage to compensate it for any losses that may occur.
Technological developments may increase the threat of content piracy and signal theft and limit the Company's ability to protect its intellectual property rights.
Content piracy and signal theft present a threat to the Company's revenues from products and services, including television shows, cable and other programming. The Company seeks to limit the threat of content piracy as well as cable and direct broadcast satellite programming signal theft; however, policing unauthorized use of the Company's products and services and related intellectual property is often difficult and the steps taken by the Company may not in every case prevent infringement. Although no content theft has been material to the Company's businesses to date, we expect to continue to be subject to content threats and there can be no assurance that we will not experience a material incident. Developments in technology, including digital copying, file compression technology, growing penetration of high-bandwidth Internet connections, increased availability and speed of mobile data networks, and new devices and applications that enable unauthorized access to content, increase the threat of content piracy by making it easier to access, duplicate, widely distribute and store high-quality pirated material. In addition, developments in software or devices that circumvent encryption technology and the falling prices of devices incorporating such technologies increase the threat of unauthorized use and distribution of direct broadcast satellite programming signals and the proliferation of user-generated content sites and live and stored video streaming sites, which deliver unauthorized copies of copyrighted content, including those emanating from other countries in various languages, may adversely impact the Company's businesses. The proliferation of unauthorized distribution and use of the Company's content could have an adverse effect on the Company's businesses and profitability because it reduces the revenue that the Company could potentially receive from the legitimate sale and distribution of its products and services.
The Company takes a variety of actions to combat piracy and signal theft, both individually and, in some instances, together with industry associations, but the protection of the Company's intellectual property rights depends on the scope and duration of the Company's rights as defined by applicable laws in the U.S. and abroad and how those laws are construed. If those laws are interpreted in ways that limit the extent or duration of the Company's rights or if existing laws are changed, the Company's ability to generate revenue from intellectual property may decrease or the cost of obtaining and enforcing our rights may increase. A change in the laws of one jurisdiction may also have an impact on the Company's overall ability to protect its intellectual property rights across other jurisdictions. The Company's efforts to enforce its rights and protect its products, services and intellectual property may not be successful in preventing content piracy or signal theft. Further, while piracy and the proliferation of piracy-enabling technology tools continue to escalate, if any laws intended to combat piracy and protect intellectual property are repealed, weakened or not adequately enforced, or if the applicable legal systems fail to evolve and adapt to new technologies that facilitate piracy, we may be unable to effectively protect our rights and the value of our intellectual property may be negatively impacted, and our costs of enforcing our rights could increase.
The Company is subject to complex laws, regulations, rules, industry standards, and contractual obligations related to privacy and personal data protection, which are evolving, inconsistent and potentially costly.
We are subject to U.S. federal and state laws, as well as laws from other countries, relating to the collection, use, disclosure, and security of personal information. The number and complexity of these laws continues to increase. For example, California, Virginia, Utah and Connecticut have passed legislation imposing broad obligations on businesses' collection, use, handling and disclosure of personal information of their respective residents and imposing fines for noncompliance. The E.U., the U.K. and other countries also have privacy and data security legislation, with significant penalties for violations, that apply to certain of the Company's operations. New privacy and data protection laws continue to be introduced and interpretations of existing privacy laws, some of which may be inconsistent with one another, continue to evolve. As a result, significant uncertainty exists as to their application and scope. Compliance with these laws and regulations may be costly and could require the Company to change its business practices, including in connection with data-driven targeted advertising in its digital offerings. Although the Company expends significant resources to comply with privacy and data protection laws, we may be subject to regulatory or other legal action despite these efforts. Any such action could result in damage to our reputation or brands, loss of customers or revenue, and other negative impacts to our operations. The Company may also be subject to liability under relevant contractual obligations and may be required to expend significant resources to defend, remedy and/or address any claims. The Company may not have adequate insurance coverage to compensate it for any losses that may occur. For more information, see Item 1, "Government Regulation – Privacy and Information Regulation."
Risks Relating to Legal and Regulatory Matters
Changes in laws and regulations may have an adverse effect on the Company's business, financial condition and results of operations.
The Company is subject to a variety of laws and regulations in the jurisdictions in which its businesses operate. In general, the television broadcasting and traditional MVPD industries in the U.S. are highly regulated by federal laws and regulations issued and administered by various federal agencies, including the FCC. The FCC generally regulates, among other things, the ownership of media, broadcast and multichannel video programming and technical operations of broadcast licensees. For example, the Company is required to apply for and operate in compliance with licenses from the FCC to operate a television station, purchase a new television station, or sell an existing television station, with licenses generally subject to an eight-year renewable term. Our program services and online properties are subject to a variety of laws and regulations, including those relating to issues such as content regulation, user privacy and data protection, and consumer protection. Further, the United States Congress, the FCC and state legislatures currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters, including technological changes and measures relating to network neutrality, privacy and data security, which could, directly or indirectly, affect the operations and ownership of the Company's media properties. From time to time, the FCC considers whether virtual MVPDs should be considered MVPDs (as defined by the FCC) and regulated as such, which could negatively impact the Company's distribution model. Any restrictions on political or other advertising may adversely affect the Company's advertising revenues. In addition, some policymakers maintain that traditional MVPDs should be required to offer a la carte programming to subscribers on a network-by-network basis or "family friendly" programming tiers. Unbundling packages of program services may increase both competition for carriage on distribution platforms and marketing expenses, which could adversely affect the business, financial condition and results of operations of the Company's cable networks. The threat of regulatory action or increased scrutiny that deters certain advertisers from advertising or reaching their intended audiences could adversely affect advertising revenue. Similarly, new laws or regulations or changes in interpretations of laws or regulations could require changes in the operations or ownership of our business. Furthermore, new laws, regulations and standards related to environmental (including climate), social and governance matters are likely to impose additional costs on us, expose us to new risks and subject us to increasing scrutiny. Any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.
The Company may be subject to investigations or fines from governmental authorities, including under FCC rules and policies, or delays in our renewal and other applications with the FCC.
FCC rules prohibit the broadcast of obscene material at any time and indecent or profane material on television or radio broadcast stations between the hours of 6 a.m. and 10 p.m. The FCC has indicated that, in addition to issuing fines to licensees, it would consider initiating license revocation proceedings for "serious" indecency violations. We air a significant amount of live news reporting and live sports coverage on our broadcast television stations and networks and a portion of our content is under the control of our on-air talent. The Company cannot predict whether information delivered by our stations and on-air talent could violate FCC rules related to indecency, which had been found to be unconstitutionally vague by the U.S. Supreme Court, especially given the spontaneity of live news and sports programming. Violation of the FCC's indecency rules could subject us to government investigation, penalties, license revocation, or renewal or qualification proceedings, which could have a material adverse effect on our business, financial condition and results of operations.
The Communications Act and FCC regulations limit the ability of non-U.S. citizens and certain other persons to invest in us.
The Company owns broadcast station licensees in connection with its ownership and operation of U.S. television stations. Under the Communications Act of 1934, as amended, which we refer to as the Communications Act, and the FCC rules, without the FCC's prior approval, no broadcast station licensee may be owned by a corporation if more than 25% of its stock is owned or voted by non-U.S. persons, their representatives, or by any other corporation organized under the laws of a foreign country. The Company's amended and restated certificate of incorporation authorizes the Board of Directors to take action to prevent, cure or mitigate the effect of stock ownership above the applicable foreign ownership threshold, including: refusing to permit any transfer of Common Stock to or ownership of Common Stock by a non-U.S. stockholder; voiding a transfer of Common Stock to a non-U.S. stockholder; suspending rights of stock ownership if held by a non-U.S. stockholder; or redeeming Common Stock held by a non-U.S. stockholder. We are currently in compliance with applicable U.S. law and continue to monitor our foreign ownership based on our assessment of the information reasonably available to us, but we are not able to predict whether we will need to take action pursuant to our amended and restated certificate of incorporation. The FCC could review the Company's compliance with applicable U.S. law in connection with its consideration of the Company's renewal applications for licenses to operate the broadcast stations the Company owns.
The failure or destruction of satellites or transmitter facilities the Company depends on to distribute its programming could materially adversely affect its businesses and results of operations, as could changes in FCC regulations governing the availability and use of satellite transmission spectrum.
The Company uses satellite systems to transmit its broadcast and cable networks to affiliates. The distribution facilities include uplinks, communications satellites and downlinks. Transmissions may be disrupted as a result of local disasters, including extreme weather, that impair on-ground uplinks or downlinks, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, failure to secure alternate distribution facilities in a timely manner could have a material adverse effect on the Company's businesses and results of operations. Each of the Company's television stations and cable networks uses studio and transmitter facilities that are subject to damage or destruction. Failure to restore such facilities in a timely manner could have a material adverse effect on the Company's businesses and results of operations. Further, changes in FCC regulations have reduced the availability and use of satellite transmission spectrum. In 2020, the FCC began reallocating and "re-packing" a band of satellite transmission spectrum known as the "C-Band” used by the television industry to transmit programming in order to free up spectrum for the next generation of commercial wireless broadband services. This has reduced the availability and use of satellite transmission spectrum for the television industry, and additional changes in FCC regulations could lead to further reductions. The decreased availability of satellite transmission spectrum could diminish the quality of and increase interference to our transmissions, which could significantly hinder the Company's ability to deliver its programming to broadcast affiliates and traditional MVPDs.
The Company could be subject to significant tax liabilities.
We are subject to taxation in U.S. federal, state and local, as well as certain international jurisdictions. Changes in tax laws, regulations, practices or the interpretations thereof (including changes in legislation currently being considered) could adversely affect the Company's results of operations or its tax assets. Judgment is required in evaluating and estimating our provision and accruals for taxes. In addition, transactions occur during the ordinary course of business or otherwise for which the ultimate tax determination is uncertain.
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
Risks Relating to Our Ownership Structure
Certain of the Company's directors and officers may have actual or potential conflicts of interest because of their equity ownership in News Corp or because they also serve as officers and/or on the board of directors of News Corp.
In June 2013, 21CF completed the separation of its businesses into two independent publicly traded companies by distributing to its shareholders shares of a new company called News Corporation ("News Corp"). Certain of the Company's directors and executive officers own shares of common stock of News Corp, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of the Company's officers and directors also serve as officers and/or as directors of News Corp, including our Chair, K. Rupert Murdoch, who serves as News Corp's Executive Chairman, and our Executive Chair and Chief Executive Officer, Lachlan K. Murdoch, who serves as News Corp's Co-Chairman. This ownership of or service to both companies may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for News Corp and the Company. In addition to any other arrangements that the Company and News Corp may agree to implement, the Company and News Corp have agreed that officers and directors who serve at both companies will recuse themselves from decisions where conflicts arise due to their positions at both companies.
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
Certain provisions of the Company's amended and restated certificate of incorporation, amended and restated by-laws, Delaware law, the Company's stockholder rights agreement, and the ownership of the Company's Common Stock by the Murdoch Family Trust may discourage takeovers and the concentration of ownership will affect the voting results of matters submitted for stockholder approval.
The Company's amended and restated certificate of incorporation and amended and restated by-laws contain certain anti-takeover provisions that may make more difficult or expensive a tender offer, change in control, or takeover attempt that is opposed by the Company's Board of Directors or certain stockholders holding a significant percentage of the voting power of the Company's outstanding voting stock. In particular, the amended and restated certificate of incorporation and amended and restated by-laws provide for, among other things:
•a dual class common equity capital structure, in which holders of FOX Class A Common Stock can vote only in very specific, limited circumstances;

•a prohibition on stockholders taking any action by written consent without a meeting (unless there are three record holders or fewer);
•special stockholders' meeting to be called only by a majority of the Board of Directors, the Chair or vice or deputy chair, or upon the written request of holders of not less than 20% of the voting power of our outstanding voting stock;
•the requirement that stockholders give the Company advance notice to nominate candidates for election to the Board of Directors or to make stockholder proposals at a stockholders' meeting;
•the requirement of an affirmative vote of at least 65% of the voting power of the Company's outstanding voting stock to amend or repeal our amended and restated by-laws;
•restrictions on the transfer of the Company's shares; and
•the Board of Directors to issue, without stockholder approval, preferred stock and series common stock with such terms as the Board of Directors may determine.
These provisions could discourage potential acquisition proposals and could delay or prevent a change in control of the Company, even in the case where a majority of the stockholders may consider such proposals desirable.
Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the outstanding FOX Class A Common Stock and 42.1% of FOX Class B Common Stock, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional approximately one percent of FOX Class A Common Stock and less than one percent of FOX Class B Common Stock. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate approximately one percent of FOX Class A Common Stock and 42.7% of FOX Class B Common Stock.
This concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, the ownership concentration of FOX Class B Common Stock by the Murdoch Family Trust increases the likelihood that proposals submitted for stockholder approval that are supported by the Murdoch Family Trust will be adopted and proposals that the Murdoch Family Trust does not support will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of FOX Class B Common Stock. Furthermore, the adoption of the stockholder rights agreement prevents, unless the Company's board of directors otherwise determines at the time, other potential stockholders from acquiring a similar ownership position in the Company's Class B Common Stock and, accordingly, could prevent a meaningful challenge to the Murdoch Family Trust's influence over matters submitted for stockholder approval.
The Company's Board of Directors has approved a $4 billion stock repurchase program for the FOX Class A Common Stock and FOX Class B Common Stock, which could increase the percentage of FOX Class B Common Stock held by the Murdoch Family Trust. The Company has entered into a stockholders agreement with the Murdoch Family Trust pursuant to which the Company and the Murdoch Family Trust have agreed not to take actions that would result in the Murdoch Family Trust and Murdoch family members together owning more than 44% of the outstanding voting power of the shares of FOX Class B Common Stock or would increase the Murdoch Family Trust's voting power by more than 1.75% in any rolling 12-month period. The Murdoch Family Trust would forfeit votes to the extent necessary to ensure that the Murdoch Family Trust and the Murdoch family collectively do not exceed 44% of the outstanding voting power of the Class B Common Stock, except where a Murdoch family member votes their own shares differently from the Murdoch Family Trust on any matter.
Risks Related to the Company's Separation from 21CF
The indemnification arrangements the Company entered into with 21CF in connection with the Transaction may require the Company to divert cash to satisfy indemnification obligations to 21CF. The indemnification from 21CF may not be sufficient to insure the Company against the full amount of liabilities that have been allocated to 21CF.
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
Each member of the 21CF consolidated group, which, prior to the Transaction, included 21CF, the Company and 21CF's other subsidiaries, is jointly and severally liable for the U.S. federal income and, in certain jurisdictions, state tax liabilities of each other member of the consolidated group for periods prior to and including the Transaction. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of what was previously the 21CF consolidated group. The tax matters agreement entered into in connection with the Transaction requires 21CF and/or Disney to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the taxing authorities in amounts that the Company cannot quantify.
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
In addition to the FOX Studio Lot in Los Angeles, California, FOX also owns and leases various real properties, primarily in the U.S., that are utilized in the conduct of its businesses. Each of these properties is considered to be in good condition, adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations. FOX's policy is to improve and replace property as considered appropriate to meet the needs of the individual operations.
ITEM 3.    LEGAL PROCEEDINGS
See Note 14—Commitments and Contingencies to the accompanying Consolidated Financial Statements of FOX under the heading "Contingencies" for a discussion of the Company's legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Fox Corporation's Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"), and Class B Common Stock, par value $0.01 per share (the "Class B Common Stock" and, together with the Class A Common Stock, the "Common Stock"), are listed and traded on The Nasdaq Global Select Market under the symbols "FOXA" and "FOX," respectively. As of June 30, 2022, there were approximately 16,700 holders of record of shares of Class A Common Stock and approximately 4,600 holders of record of shares of Class B Common Stock.
Below is a summary of the Company's repurchases of its Class A Common Stock and Class B Common Stock during fiscal 2022:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
Total first quarter fiscal 2022
Class A Common Stock	4,740,533	$36.92
Class B Common Stock	2,195,707	34.16
Total second quarter fiscal 2022
Class A Common Stock	4,521,550	38.20
Class B Common Stock	2,097,244	35.52
Total third quarter fiscal 2022
Class A Common Stock	4,359,323	40.59
Class B Common Stock	1,984,188	37.29
Total fourth quarter fiscal 2022
Class A Common Stock	5,107,914	34.26
Class B Common Stock	2,421,822	31.73
Total fiscal 2022
Class A Common Stock	18,729,320	37.36
Class B Common Stock	8,698,961	34.52
	27,428,281		$1,400

(a)	The Company has not made any purchases of Common Stock other than in connection with the publicly announced stock repurchase program described below.
(b)	These amounts exclude any fees, commissions or other costs associated with the share repurchases.
(c)	The Company's Board of Directors has authorized a $4 billion stock repurchase program, under which the Company can repurchase Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time.
In total, the Company repurchased approximately 27 million shares of Common Stock for $1 billion during fiscal 2022.
ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Readers should carefully review this document and the other documents filed by Fox Corporation ("FOX" or the "Company") with the Securities and Exchange Commission (the "SEC"). This section should be read together with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The consolidated financial statements are referred to as the "Financial Statements" herein.
INTRODUCTION
The Distribution
On March 19, 2019, the Company became a standalone publicly traded company through the pro rata distribution by Twenty-First Century Fox, Inc. ("21CF") of all of the issued and outstanding common stock of FOX to 21CF stockholders (other than holders that were subsidiaries of 21CF) (the "Distribution") in accordance with the Amended and Restated Distribution Agreement and Plan of Merger, dated as of June 20, 2018, by and between 21CF and 21CF Distribution Merger Sub, Inc. Following the Distribution, the Company's Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"), and Class B Common Stock, par value $0.01 per share (the "Class B Common Stock" and, together with the Class A Common Stock, the "Common Stock") began trading independently on The Nasdaq Global Select Market. In connection with the Distribution, the Company entered into the Separation and Distribution Agreement, dated as of March 19, 2019 (the "Separation Agreement"), with 21CF, which effected the internal restructuring (the "Separation") whereby The Walt Disney Company ("Disney") acquired the remaining 21CF assets and 21CF became a wholly-owned subsidiary of Disney. The Separation and the Distribution were effected as part of a series of transactions contemplated by the Amended and Restated Merger Agreement and Plan of Merger, dated as of June 20, 2018 (the "21CF Disney Merger Agreement"), by and among 21CF, Disney and certain subsidiaries of Disney.
Pursuant to the 21CF Disney Merger Agreement, immediately prior to the Distribution, the Company paid to 21CF a dividend in the amount of $8.5 billion (the "Dividend"). The final determination of the taxes in respect of the Separation and the Distribution for which the Company is responsible pursuant to the 21CF Disney Merger Agreement and a prepayment of the estimated taxes in respect of divestitures (collectively, the "Transaction Tax") was $6.5 billion. Following the Distribution, on March 20, 2019 the Company received a cash payment in the amount of $2.0 billion from Disney, which had the net effect of reducing the Dividend the Company paid to 21CF. The Transaction Tax included a prepayment of the Company's share of the estimated tax liabilities resulting from the anticipated divestitures by Disney of certain assets, principally the FOX Sports Regional Sports Networks ("RSNs"), which were sold by Disney during calendar year 2019 ("Divestiture Tax"). This prepayment was in the amount of approximately $700 million and is subject to adjustment in the future, when the actual amounts of all such tax liabilities are reported on the federal income tax returns of Disney or a subsidiary of Disney. Any such adjustment is not expected to have a material impact on the results of the Company. During the first quarter of fiscal 2021, the Company and Disney reached an agreement to settle the majority of the prepaid Divestiture Tax and the Company received $462 million from Disney as reimbursement of the Company's prepayment based upon the sales price of the RSNs. This reimbursement was recorded in Other, net in the Statement of Operations (See Note 20—Additional Financial Information to the accompanying Financial Statements under the heading "Other, net").
As a result of the Separation and the Distribution, which was a taxable transaction for which the estimated tax liability of $5.8 billion was included in the Transaction Tax paid by the Company, FOX obtained a tax basis in its assets equal to their respective fair market values. This resulted in estimated annual tax deductions of approximately $1.5 billion, principally over the next several years related to the amortization of the additional tax basis. This amortization is estimated to reduce the Company's annual cash tax liability by $370 million per year at the current combined federal and state applicable tax rate of approximately 25%. Such estimates are subject to revisions, which could be material, based upon the occurrence of future events.
In connection with the Separation, the Company entered into several agreements that govern certain aspects of the Company's relationship with 21CF and Disney following the Separation, including the Separation Agreement and a tax matters agreement. The core transition services agreements entered into in connection with the Separation terminated in accordance with their terms in fiscal 2022.
Basis of Presentation
The Company's financial statements are presented on a consolidated basis.

Management's discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company's financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company's Business—This section provides a general description of the Company's businesses, as well as developments that occurred either during the fiscal year ended June 30, ("fiscal") 2022 or early fiscal 2023 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company's results of operations for fiscal 2022, 2021 and 2020. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company's cash flows for fiscal 2022, 2021 and 2020, as well as a discussion of the Company's outstanding debt and commitments, both firm and contingent, that existed as of June 30, 2022. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company's future commitments and obligations, as well as a discussion of other financing arrangements.
•Critical Accounting Policies—This section discusses accounting policies considered important to the Company's financial condition and results of operations, and which require significant judgment and estimates on the part of management in application. In addition, Note 2—Summary of Significant Accounting Policies to the accompanying Financial Statements summarizes the Company's significant accounting policies, including the critical accounting policy discussion found in this section.
•Caution Concerning Forward-Looking Statements—This section provides a description of the use of forward-looking information appearing in this Annual Report on Form 10-K, including in Management's Discussion and Analysis of Financial Condition and Results of Operations. Such information is based on management's current expectations about future events which are subject to change and to inherent risks and uncertainties. Refer to Item 1A. "Risk Factors" in this Annual Report for a discussion of the risk factors applicable to the Company.
OVERVIEW OF THE COMPANY'S BUSINESS
The Company is a news, sports and entertainment company, which manages and reports its businesses in the following segments:
•Cable Network Programming, which produces and licenses news and sports content distributed through traditional cable television systems, direct broadcast satellite operators and telecommunication companies ("traditional MVPDs"), virtual multi-channel video programming distributors ("virtual MVPDs") and other digital platforms, primarily in the U.S.
•Television, which produces, acquires, markets and distributes programming through the FOX broadcast network, advertising-supported video-on-demand ("AVOD") service TUBI, 29 full power broadcast television stations, including 11 duopolies, and other digital platforms, primarily in the U.S. Eighteen of the broadcast television stations are affiliated with the FOX Network, 10 are affiliated with MyNetworkTV and one is an independent station.
•Other, Corporate and Eliminations, which principally consists of the FOX Studio Lot, Credible Labs Inc. ("Credible"), corporate overhead costs and intracompany eliminations. The FOX Studio Lot, located in Los Angeles, California, provides television and film production services along with office space, studio operation services and includes all operations of the facility. Credible is a U.S. consumer finance marketplace.
The Company's Cable Network Programming and Television segments derive the majority of their revenues from affiliate fees for the transmission of content and advertising sales. For fiscal 2022, the Company generated revenues of $14.0 billion, of which approximately 49% was generated from affiliate fees, approximately 42% was generated from advertising, and approximately 9% was generated from other operating activities.

Affiliate fees primarily include (i) monthly subscriber-based license and retransmission consent fees paid by programming distributors that carry our cable networks and our owned and operated television stations and (ii) fees received from non-owned and operated television stations that are affiliated with the FOX Network. U.S. law governing retransmission consent provides a mechanism for the television stations owned by the Company to seek and obtain payment from traditional MVPDs that carry the Company's broadcast signals.
The Company's revenues are impacted by rate changes, changes in the number of subscribers to the Company's content and changes in the expenditures by advertisers. In addition, advertising revenues are subject to seasonality and cyclicality as a result of the impact of state, congressional and presidential election cycles and special events that air on the Company's networks, including the National Football League's ("NFL") Super Bowl, which is broadcast on the FOX Network on a rotating basis with other networks, and the Fédération Internationale de Football Association ("FIFA") World Cup, which occurs every four years (for each of women and men), and other regular and post-season sports events, including one NFL Divisional playoff game that is aired on a rotating annual basis with another network.
The cable network programming and television industries continue to evolve rapidly, with changes in technology leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior as consumers seek more control over when, where and how they consume content. Consumer preferences have evolved toward alternatives, including direct-to-consumer offerings. These changes in technologies and consumer behavior have contributed to declines in the number of subscribers to MVPD services, and these declines are expected to continue and possibly accelerate in the future.
At the same time, technological changes have affected advertisers' options for reaching their target audiences. There has been a substantial increase in the availability of content with reduced advertising or without advertising at all. As consumers switch to digital consumption of video content, there is still to be developed a consistent, broadly accepted measure of multiplatform audiences across the industry. Furthermore, the pricing and volume of advertising may be affected by shifts in spending from more traditional media and toward digital and mobile offerings, which can deliver targeted advertising more promptly, or toward newer ways of purchasing advertising. In addition, the market for AVOD advertising campaigns is relatively new and evolving.
The Company operates in a highly competitive industry and its performance is dependent, to a large extent, on the impact of changes in consumer behavior as a result of new technologies, the sale of advertising, the maintenance, renewal and terms of its carriage, affiliation and content agreements and programming rights, the popularity of its content, general economic conditions (including financial market conditions), the Company's ability to manage its businesses effectively, and its relative strength and leverage in the industry. For more information, see Item 1. "Business" and Item 1A. "Risk Factors."

RESULTS OF OPERATIONS
Results of Operations—Fiscal 2022 versus Fiscal 2021
The following table sets forth the Company’s operating results for fiscal 2022, as compared to fiscal 2021:

	For the years ended June 30,
	2022	2021	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$6,878	$6,435	$443	7%
Advertising	5,900	5,431	469	9%
Other	1,196	1,043	153	15%
Total revenues	13,974	12,909	1,065	8%
Operating expenses	(9,117)	(8,037)	(1,080)	(13)%
Selling, general and administrative	(1,920)	(1,807)	(113)	(6)%
Depreciation and amortization	(363)	(300)	(63)	(21)%
Impairment and restructuring charges	—	(35)	35	100%
Interest expense, net	(371)	(391)	20	5%
Other, net	(509)	579	(1,088)	**
Income before income tax expense	1,694	2,918	(1,224)	(42)%
Income tax expense	(461)	(717)	256	36%
Net income	1,233	2,201	(968)	(44)%
Less: Net income attributable to noncontrolling interests	(28)	(51)	23	45%
Net income attributable to Fox Corporation stockholders	$1,205	$2,150	$(945)	(44)%

**	not meaningful
Overview—The Company's revenues increased 8% for fiscal 2022, as compared to fiscal 2021, due to higher affiliate fee, advertising and other revenues. The increase in affiliate fee revenue was primarily due to higher average rates per subscriber, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, partially offset by a lower average number of subscribers. Also impacting the increase was the absence of prior year affiliate fee credits as a result of the coronavirus disease 2019 ("COVID-19") related under-delivery of college football games. The increase in advertising revenue was primarily due to higher pricing at FOX Sports and FOX News Media, growth at TUBI, and a higher number of live events at FOX Sports due to the impact of COVID-19 in fiscal 2021. Partially offsetting this increase was lower political advertising revenue due to the absence of the 2020 presidential and congressional elections. The increase in other revenues was primarily due to higher sports sublicensing revenues which were impacted by COVID-19 in fiscal 2021, the impact of acquisitions of entertainment production companies in fiscal 2022 (See Note 3—Acquisitions, Disposals and Other Transactions to the accompanying Financial Statements) and higher FOX Nation subscription revenues, partially offset by the impact of the divestiture of the Company's sports marketing businesses in fiscal 2021.
Operating expenses increased 13% for fiscal 2022, as compared to fiscal 2021, primarily due to higher sports programming rights amortization and production costs related to NFL, Major League Baseball ("MLB") and college football content, including a higher number of live events due to the impact of COVID-19 in fiscal 2021. Also impacting the increase was increased digital investment at TUBI and FOX News Media, costs associated with the launch of the United States Football League ("USFL") and higher entertainment programming rights amortization due to more hours of original scripted programming as compared to fiscal 2021 which was impacted by COVID-19. This increase was partially offset by the absence of events that were shifted into fiscal 2021 from fiscal 2020 as a result of COVID-19 rescheduling, including National Association of Stock Car Auto Racing ("NASCAR") Cup Series races and additional MLB regular season games, and the impact of the divestiture of the Company's sports marketing businesses in fiscal 2021.

Selling, general and administrative expenses increased 6% for fiscal 2022, as compared to fiscal 2021, primarily due to higher technology costs related to the Company's digital initiatives and higher marketing expenses at FOX News Media, partially offset by the impact of the divestiture of the Company's sports marketing businesses in fiscal 2021.
Depreciation and amortization—Depreciation and amortization expense increased 21% for fiscal 2022, as compared to fiscal 2021, primarily due to assets placed into service during the fourth quarter of fiscal 2021 for the Company's standalone broadcast technical facilities and the impact of acquisitions of entertainment production companies in fiscal 2022.
Impairment and restructuring charges—See Note 4—Restructuring Programs to the accompanying Financial Statements.
Interest expense, net—Interest expense, net decreased 5% for fiscal 2022, as compared to fiscal 2021, primarily due to the repayment of $750 million of senior notes in January 2022 (See Note 9— Borrowings to the accompanying Financial Statements).
Other, net—See Note 20—Additional Financial Information to the accompanying Financial Statements under the heading "Other, net."
Income tax expense—The Company's tax provision and related effective tax rate of 27% for fiscal 2022 was higher than the statutory rate of 21% primarily due to state taxes and a remeasurement of the Company's net deferred tax assets associated with changes in the mix of jurisdictional earnings. The Company's tax provision and related effective tax rate of 25% for fiscal 2021 was higher than the statutory rate of 21% primarily due to state taxes, partially offset by a benefit from the reduction of uncertain tax positions for state tax audits.
Net income—Net income decreased 44% for fiscal 2022, as compared to fiscal 2021, primarily due the change in fair value of the Company's investment in Flutter Entertainment plc and the absence of the reimbursement from Disney of $462 million related to the substantial settlement of the Company's prepayment of its share of the Divestiture Tax, which occurred during fiscal 2021 (See Note 20—Additional Financial Information to the accompanying Financial Statements under the heading "Other, net").

Results of Operations—Fiscal 2021 versus Fiscal 2020
The following table sets forth the Company's operating results for fiscal 2021, as compared to fiscal 2020:

	For the years ended June 30,
	2021	2020	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$6,435	$5,908	$527	9%
Advertising	5,431	5,333	98	2%
Other	1,043	1,062	(19)	(2)%
Total revenues	12,909	12,303	606	5%
Operating expenses	(8,037)	(7,807)	(230)	(3)%
Selling, general and administrative	(1,807)	(1,741)	(66)	(4)%
Depreciation and amortization	(300)	(258)	(42)	(16)%
Impairment and restructuring charges	(35)	(451)	416	92%
Interest expense, net	(391)	(334)	(57)	(17)%
Other, net	579	(248)	827	**
Income before income tax expense	2,918	1,464	1,454	99%
Income tax expense	(717)	(402)	(315)	(78)%
Net income	2,201	1,062	1,139	**
Less: Net income attributable to noncontrolling interests	(51)	(63)	12	19%
Net income attributable to Fox Corporation stockholders	$2,150	$999	$1,151	**

**	not meaningful
Overview—The Company's revenues increased 5% for fiscal 2021, as compared to fiscal 2020, as higher affiliate fee and advertising revenues were partially offset by lower other revenue. The increase in affiliate fee revenue was primarily attributable to higher average rates due to rate increases from affiliate agreement renewals and contractual rate increases on existing affiliate agreements, partially offset by the impact of a lower average number of subscribers and estimated affiliate fee credits provided as a result of cancelled live college football games due to COVID-19. The increase in advertising revenue was primarily due to the impact of the consolidation of TUBI, which experienced record viewership and record advertising revenue, higher political advertising revenue at the FOX Television Stations related to the 2020 presidential and congressional elections, higher linear and digital advertising revenue from the 2020 presidential election coverage at FOX News Media, and the rotating broadcast of one additional NFL Divisional playoff game, partially offset by the comparative effect of the broadcast of the NFL's Super Bowl LIV in February 2020 (the "Super Bowl") and lower ratings at the FOX Network due in part to COVID-19-impacted schedules in fiscal 2021.
Operating expenses increased 3% for fiscal 2021, as compared to fiscal 2020, primarily due to the impact of the consolidation of TUBI, partially offset by lower sports programming rights amortization and production costs, including the absence of the broadcast of the Super Bowl in fiscal 2021 and the cancellation of live college football games, and lower entertainment programming rights amortization due to fewer hours of original scripted programming as a result of COVID-19. Partially offsetting lower sports programming rights amortization and production costs were contractual rate increases for NFL, MLB and college football content, the rotating broadcast of one additional NFL Divisional playoff game and a higher volume of NASCAR races due to fewer races following the COVID-19-impacted schedule in fiscal 2020.
Selling, general and administrative expenses increased 4% for fiscal 2021, as compared to fiscal 2020, primarily due to higher legal and marketing expenses and the impact of acquisitions that occurred in fiscal 2020 (the "Fiscal 2020 Acquisitions") (See Note 3—Acquisitions, Disposals and Other Transactions to the

accompanying Financial Statements), partially offset by lower professional fees, lower bad debt expense and lower marketing costs associated with the absence of the Super Bowl in the current year.
Depreciation and amortization—Depreciation and amortization expense increased 16% for fiscal 2021, as compared to fiscal 2020, primarily due to assets placed into service as the Company transitioned from service agreements in connection with the Separation and the Fiscal 2020 Acquisitions.
Impairment and restructuring charges—See Note 4—Restructuring Programs to the accompanying Financial Statements.
Interest expense, net—Interest expense, net increased 17% million for fiscal 2021, as compared to fiscal 2020, due to lower interest income primarily due to lower interest rates and higher interest expense primarily due to the issuance of $1.2 billion of senior notes in April 2020 (See Note 9—Borrowings to the accompanying Financial Statements under the heading "Public Debt – Senior Notes Issued" for additional information).
Other, net—See Note 20—Additional Financial Information to the accompanying Financial Statements under the heading "Other, net."
Income tax expense—The Company's tax provision and related effective tax rate of 25% for fiscal 2021 was higher than the statutory rate of 21% primarily due to state taxes, partially offset by a benefit from the reduction of uncertain tax positions for state tax audits. The Company's tax provision and related effective tax rate of 27% for fiscal 2020 was higher than the statutory rate of 21% primarily due to state taxes and other permanent items. See Note 16—Income Taxes to the accompanying Financial Statements.
Net income—Net income increased $1.1 billion for fiscal 2021 as compared to fiscal 2020, primarily due the receipt of the $462 million reimbursement from Disney related to the Divestiture Tax (See Note 1—Description of Business and Basis of Presentation to the accompanying Financial Statements), higher Segment EBITDA (as defined below) at the Cable Network Programming and Television segments and higher net gains on investments in equity securities (See Note 20—Additional Financial Information to the accompanying Financial Statements under the heading "Other, net"), partially offset by lower restructuring charges due to the contract termination costs related to a programming rights agreement with the United States Golf Association ("USGA") in fiscal 2020 (See Note 4—Restructuring Programs to the accompanying Financial Statements under the heading "Fiscal 2020") and higher income tax expense.
Segment Analysis
The Company's operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income before depreciation and amortization, or Segment EBITDA. Due to the integrated nature of these operating segments, estimates and judgments are made in allocating certain assets, revenues and expenses.
Segment EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Interest expense, net, Other, net and Income tax (expense) benefit. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company's business segments because it is the primary measure used by the Company's chief operating decision maker to evaluate the performance of and allocate resources to the Company's businesses.

Fiscal 2022 versus Fiscal 2021
The following tables set forth the Company's Revenues and Segment EBITDA for fiscal 2022, as compared to fiscal 2021:

	For the years ended June 30,
	2022	2021	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Cable Network Programming	$6,097	$5,683	$414	7%
Television	7,685	7,048	637	9%
Other, Corporate and Eliminations	192	178	14	8%
Total revenues	$13,974	$12,909	$1,065	8%

	For the years ended June 30,
	2022	2021	$ Change	% Change
(in millions, except %)			Better/(Worse)
Segment EBITDA
Cable Network Programming	$2,934	$2,876	$58	2%
Television	347	555	(208)	(37)%
Other, Corporate and Eliminations	(326)	(344)	18	5%
Adjusted EBITDA(a)	$2,955	$3,087	$(132)	(4)%

(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see "Non-GAAP Financial Measures" below.
Cable Network Programming (44% of the Company's revenues in fiscal 2022 and 2021)

	For the years ended June 30,
	2022	2021	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$4,205	$3,995	$210	5%
Advertising	1,462	1,337	125	9%
Other	430	351	79	23%
Total revenues	6,097	5,683	414	7%
Operating expenses	(2,595)	(2,289)	(306)	(13)%
Selling, general and administrative	(586)	(540)	(46)	(9)%
Amortization of cable distribution investments	18	22	(4)	(18)%
Segment EBITDA	$2,934	$2,876	$58	2%
Revenues at the Cable Network Programming segment increased for fiscal 2022, as compared to fiscal 2021, due to higher affiliate fee, advertising and other revenues. The increase in affiliate fee revenue was primarily due to contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, partially offset by a lower average number of subscribers. Also impacting the increase was the absence of fiscal 2021 affiliate fee credits as a result of the COVID-19 related under-delivery of college football games. The decrease in the average number of subscribers was due to a reduction in traditional MVPD subscribers, partially offset by an increase in virtual MVPD subscribers. The increase in advertising revenue was primarily due to higher pricing at FOX News Media and higher pricing and an increase in the number of live events at the national sports networks, primarily the result of additional MLB postseason games and the return of a full college football schedule that was shortened due to COVID-19 in fiscal 2021. This increase was partially offset by lower political advertising revenue due to the absence of the 2020 presidential elections. The increase in other revenues was primarily due to higher sports sublicensing revenues, which were impacted by COVID-19 in fiscal 2021, and higher FOX Nation subscription revenues, partially offset by the impact of the divestiture of the Company's sports marketing businesses in fiscal 2021.
Cable Network Programming Segment EBITDA increased for fiscal 2022, as compared to fiscal 2021, primarily due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased due to higher sports programming rights amortization and production costs primarily related to the return of a full college football and basketball season as a result of the impact of COVID-19 in fiscal 2021, increased investment in digital growth initiatives at FOX News Media and costs associated with the launch of USFL. This increase was partially offset by the absence of events that were shifted into fiscal 2021 from fiscal 2020 as a result of COVID-19 rescheduling, including NASCAR Cup Series races and additional MLB regular season games, and the impact of the divestiture of the Company's sports marketing businesses in fiscal 2021. Selling, general and administrative expenses increased principally due to higher marketing expenses at FOX News Media, partially offset by the impact of the divestiture of the Company's sports marketing businesses in fiscal 2021.
Television (55% of the Company's revenues in fiscal 2022 and 2021)

	For the years ended June 30,
	2022	2021	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Advertising	$4,440	$4,094	$346	8%
Affiliate fee	2,673	2,440	233	10%
Other	572	514	58	11%
Total revenues	7,685	7,048	637	9%
Operating expenses	(6,431)	(5,662)	(769)	(14)%
Selling, general and administrative	(907)	(831)	(76)	(9)%
Segment EBITDA	$347	$555	$(208)	(37)%
Revenues at the Television segment increased for fiscal 2022, as compared to fiscal 2021, due to higher advertising, affiliate fee and other revenues. The increase in advertising revenue was primarily attributable to higher pricing as well as the return of a full schedule of college football in fiscal 2022 at FOX Sports and continued growth at TUBI, partially offset by lower political advertising revenue at the FOX Television Stations due to the absence of the 2020 presidential and congressional elections. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network, and higher average rates per subscriber partially offset by a lower average number of subscribers at the Company's owned and operated television stations. The increase in other revenues was primarily due to the current year impact of acquisitions of entertainment production companies.
Television Segment EBITDA decreased for fiscal 2022, as compared to fiscal 2021, as the revenue increases noted above were more than offset by higher expenses. Operating expenses increased primarily due to higher sports programming rights amortization and production costs related to NFL, MLB and college football content, including a higher number of college football games as compared to the COVID-19 impacted fiscal 2021, increased digital investment at TUBI and higher entertainment programming rights amortization due to more hours of original scripted programming as compared to fiscal 2021, which was impacted by COVID-19. Selling, general and administrative expenses increased primarily due to higher technology costs related to the Company's digital initiatives.

Other, Corporate and Eliminations (1% of the Company's revenues for fiscal 2022 and 2021)

	For the years ended June 30,
	2022	2021	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues	$192	$178	$14	8%
Operating expenses	(91)	(86)	(5)	(6)%
Selling, general and administrative	(427)	(436)	9	2%
Segment EBITDA	$(326)	$(344)	$18	5%
Revenues at the Other, Corporate and Eliminations segment for fiscal 2022 and 2021 include revenues generated by Credible and the operation of the FOX Studios lot for third parties. Operating expenses for fiscal 2022 and 2021 include advertising and promotional expenses at Credible and the costs of operating the FOX Studios lot. Selling, general and administrative expenses for fiscal 2022 and 2021 primarily relate to employee costs and professional fees and the costs of operating the FOX Studios lot.
Fiscal 2021 versus Fiscal 2020
The following tables set forth the Company's Revenues and Segment EBITDA for fiscal 2021, as compared to fiscal 2020:

	For the years ended June 30,
	2021	2020	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Cable Network Programming	$5,683	$5,492	$191	3%
Television	7,048	6,661	387	6%
Other, Corporate and Eliminations	178	150	28	19%
Total revenues	$12,909	$12,303	$606	5%

	For the years ended June 30,
	2021	2020	$ Change	% Change
(in millions, except %)			Better/(Worse)
Segment EBITDA
Cable Network Programming	$2,876	$2,706	$170	6%
Television	555	430	125	29%
Other, Corporate and Eliminations	(344)	(357)	13	4%
Adjusted EBITDA(a)	$3,087	$2,779	$308	11%

(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see "Non-GAAP Financial Measures" below.

Cable Network Programming (44% and 45% of the Company's revenues in fiscal 2021 and 2020, respectively)

	For the years ended June 30,
	2021	2020	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$3,995	$3,870	$125	3%
Advertising	1,337	1,164	173	15%
Other	351	458	(107)	(23)%
Total revenues	5,683	5,492	191	3%
Operating expenses	(2,289)	(2,316)	27	1%
Selling, general and administrative	(540)	(494)	(46)	(9)%
Amortization of cable distribution investments	22	24	(2)	(8)%
Segment EBITDA	$2,876	$2,706	$170	6%
Revenues at the Cable Network Programming segment increased for fiscal 2021 as compared to fiscal 2020 as the increases in advertising and affiliate fee revenues were partially offset by lower other revenue. The increase in advertising revenue was primarily due to higher linear and digital advertising revenue from the 2020 presidential election coverage at FOX News Media. The increase in affiliate fee revenue was primarily due to rate increases from affiliate agreement renewals and contractual rate increases on existing affiliate agreements, partially offset by a lower average number of subscribers and estimated affiliate fee credits provided as a result of the cancellation of live college football games due to COVID-19. The decrease in the average number of subscribers was due to a reduction in traditional MVPD subscribers, partially offset by an increase in virtual MVPD subscribers. The decrease in other revenues was primarily attributable to lower sports sublicensing revenues and lower revenues generated from Premier Boxing Champions ("PBC") pay-per-view events due in part to COVID-19.
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
Television (55% and 54% of the Company's revenues in fiscal 2021 and 2020, respectively)

	For the years ended June 30,
	2021	2020	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Advertising	$4,094	$4,169	$(75)	(2)%
Affiliate fee	2,440	2,038	402	20%
Other	514	454	60	13%
Total revenues	7,048	6,661	387	6%
Operating expenses	(5,662)	(5,437)	(225)	(4)%
Selling, general and administrative	(831)	(794)	(37)	(5)%
Segment EBITDA	$555	$430	$125	29%
Revenues at the Television segment increased for fiscal 2021, as compared to fiscal 2020, due to higher affiliate fee and other revenues partially offset by lower advertising revenue. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates partially offset by a lower average number of subscribers at the Company's owned and operated television stations. The increase in other revenues was primarily due to higher revenues at the Company's entertainment production companies. The decrease in advertising revenue was primarily due to the comparative effect of the broadcast of the Super Bowl in fiscal 2020 and lower ratings at the FOX Network due in part to COVID-19-impacted schedules partially offset by the impact of the consolidation of TUBI, higher political advertising revenue at the FOX Television Stations related to the 2020 presidential and congressional elections and the rotating broadcast of one additional NFL Divisional playoff game.
Television Segment EBITDA increased for fiscal 2021, as compared to fiscal 2020, due to the revenue increases noted above partially offset by higher expenses. Operating expenses increased primarily due to the impact of the consolidation of TUBI partially offset by lower sports programming rights amortization and production costs, including the absence of the broadcast of the Super Bowl in fiscal 2021, and lower entertainment programming rights amortization due to fewer hours of original scripted programming as a result of COVID-19. Partially offsetting the decrease in sports programming rights amortization and production costs were contractual rate increases for NFL, MLB and college football content and the rotating broadcast of one additional NFL Divisional playoff game. Selling, general and administrative expenses increased primarily due to the Fiscal 2020 Acquisitions (See Note 3— Acquisitions, Disposals and Other Transactions to the accompanying Financial Statements) partially offset by lower bad debt expense and lower marketing costs associated with the absence of the Super Bowl in fiscal 2021.
Other, Corporate and Eliminations (1% of the Company's revenues for fiscal 2021 and 2020)

	For the years ended June 30,
	2021	2020	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues	$178	$150	$28	19%
Operating expenses	(86)	(54)	(32)	(59)%
Selling, general and administrative	(436)	(453)	17	4%
Segment EBITDA	$(344)	$(357)	$13	4%
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
Management believes that information about Adjusted EBITDA assists all users of the Company's Financial Statements by allowing them to evaluate changes in the operating results of the Company's portfolio of businesses separate from non-operational factors that affect Net income, thus providing insight into both operations and the other factors that affect reported results. Adjusted EBITDA provides management, investors and equity analysts a measure to analyze the operating performance of the Company's business and its enterprise value against historical data and competitors' data, although historical results, including Adjusted EBITDA, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences and the impact of COVID-19 and other widespread health emergencies or pandemics and measures to contain their spread).
Adjusted EBITDA is considered a non-GAAP financial measure and should be considered in addition to, not as a substitute for, net income, cash flow and other measures of financial performance reported in accordance with U.S. generally accepted accounting principles ("GAAP"). In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment charges, which are significant components in assessing the Company's financial performance. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
Fiscal 2022 versus Fiscal 2021
The following table reconciles Net income to Adjusted EBITDA for fiscal 2022, as compared to fiscal 2021:

	For the years ended June 30,
	2022	2021
	(in millions)
Net income	$1,233	$2,201
Add
Amortization of cable distribution investments	18	22
Depreciation and amortization	363	300
Impairment and restructuring charges	—	35
Interest expense, net	371	391
Other, net	509	(579)
Income tax expense	461	717
Adjusted EBITDA	$2,955	$3,087
The following table sets forth the computation of Adjusted EBITDA for fiscal 2022, as compared to fiscal 2021:

	For the years ended June 30,
	2022	2021
	(in millions)
Revenues	$13,974	$12,909
Operating expenses	(9,117)	(8,037)
Selling, general and administrative	(1,920)	(1,807)
Amortization of cable distribution investments	18	22
Adjusted EBITDA	$2,955	$3,087
Fiscal 2021 versus Fiscal 2020
The following table reconciles Net income to Adjusted EBITDA for fiscal 2021, as compared to fiscal 2020:

	For the years ended June 30,
	2021	2020
	(in millions)
Net income	$2,201	$1,062
Add
Amortization of cable distribution investments	22	24
Depreciation and amortization	300	258
Impairment and restructuring charges	35	451
Interest expense, net	391	334
Other, net	(579)	248
Income tax expense	717	402
Adjusted EBITDA	$3,087	$2,779

The following table sets forth the computation of Adjusted EBITDA for fiscal 2021, as compared to fiscal 2020:

	For the years ended June 30,
	2021	2020
	(in millions)
Revenues	$12,909	$12,303
Operating expenses	(8,037)	(7,807)
Selling, general and administrative	(1,807)	(1,741)
Amortization of cable distribution investments	22	24
Adjusted EBITDA	$3,087	$2,779
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company has approximately $5.2 billion of cash and cash equivalents as of June 30, 2022 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 9—Borrowings to the accompanying Financial Statements). The Company also has access to the worldwide capital markets, subject to market conditions. As of June 30, 2022, the Company was in compliance with all of the covenants under its revolving credit facility, and it does not anticipate any noncompliance with such covenants.
The principal uses of cash that affect the Company's liquidity position include the following: the acquisition of rights and related payments for entertainment and sports programming; operational expenditures including production costs; marketing and promotional expenses; expenses related to broadcasting the Company's programming; employee and facility costs; capital expenditures; acquisitions; interest and dividend payments; debt repayments; and stock repurchases.
In addition to the acquisitions and dispositions disclosed within Note 3—Acquisitions, Disposals, and Other Transactions to the accompanying Financial Statements, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, the Company's securities or the assumption of additional indebtedness.
Sources and Uses of Cash—Fiscal 2022 vs. Fiscal 2021
Net cash provided by operating activities for fiscal 2022 and 2021 was as follows (in millions):

For the years ended June 30,	2022	2021
Net cash provided by operating activities	$1,884	$2,639
The decrease in net cash provided by operating activities during fiscal 2022, as compared to fiscal 2021, was primarily due to higher sports payments and entertainment production spending as well as lower Adjusted EBITDA.
Net cash used in investing activities for fiscal 2022 and 2021 was as follows (in millions):

For the years ended June 30,	2022	2021
Net cash used in investing activities	$(513)	$(528)
The decrease in net cash used in investing activities during fiscal 2022, as compared to fiscal 2021, was primarily due to lower capital expenditures in connection with establishing the Company's standalone broadcast technical facilities placed into service in fiscal 2021, partially offset by higher fiscal 2022 acquisitions (See Note 3—Acquisitions, Disposals, and Other Transactions to the accompanying Financial Statements).

Net cash used in financing activities for fiscal 2022 and 2021 was as follows (in millions):

For the years ended June 30,	2022	2021
Net cash used in financing activities	$(2,057)	$(870)
The increase in net cash used in financing activities during fiscal 2022, as compared to fiscal 2021, was primarily due to the $750 million repayment of senior notes that matured in January 2022 (See Note 9—Borrowings to the accompanying Financial Statements) and the absence of cash received from Disney in fiscal 2021, including the $462 million reimbursement related to the Divestiture Tax.
Stock Repurchase Program
See Note 11—Stockholders' Equity to the accompanying Financial Statements under the heading "Stock Repurchase Program."
Dividends
Dividends paid in fiscal 2022 totaled $0.48 per share of Class A Common Stock and Class B Common Stock. Subsequent to June 30, 2022, the Company increased its semi-annual dividend and declared a semi-annual dividend of $0.25 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on September 28, 2022 with a record date for determining dividend entitlements of August 31, 2022.
Based on the number of shares outstanding as of June 30, 2022, and the new annual dividend rate stated above, the total aggregate cash dividends expected to be paid to stockholders in fiscal 2023 is approximately $275 million, which is consistent with fiscal 2022.
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
Net cash used in investing activities during fiscal 2021 was primarily comprised of payments related to investments made in connection with establishing the Company's standalone broadcast technical facilities as compared to the acquisitions of TUBI, three television stations and Credible during fiscal 2020.
Net cash (used in) provided by financing activities for fiscal 2021 and 2020 was as follows (in millions):

For the years ended June 30,	2021	2020
Net cash (used in) provided by financing activities	$(870)	$146
Net cash used in financing activities during fiscal 2021 was primarily comprised of repurchases of shares of the Company's Common Stock and dividends paid to stockholders of $1.3 billion partially offset by the $462 million reimbursement from Disney related to the Divestiture Tax. The net cash provided by financing activities during fiscal 2020 was primarily due to the April 2020 issuance of $1.2 billion of senior notes, partially offset by repurchases of shares of the Company's Common Stock and dividends paid of $935 million to stockholders during fiscal 2020.

Debt Instruments
The following table summarizes cash from borrowings and cash (used in) repayment of borrowings for fiscal 2022, 2021 and 2020:

	For the years ended June 30,
	2022	2021	2020
	(in millions)
Borrowings
Notes due 2025 and 2030(a)	$—	$—	$1,191
Notes due 2022, 2024, 2029, 2039 and 2049(b)	(750)	—	—
Total borrowings	$(750)	$—	$1,191

(a)	See Note 9—Borrowings to the accompanying Financial Statements under the heading "Public Debt - Senior Notes Issued."
(b)	In January 2022, $750 million of 3.666% senior notes matured and were repaid in full (See Note 9—Borrowings to the accompanying Financial Statements).
Ratings of the Senior Notes
The following table summarizes the Company's credit ratings as of June 30, 2022:

Rating Agency	Senior Debt	Outlook
Moody's	Baa2	Stable
Standard & Poor's	BBB	Stable
Revolving Credit Agreement
The Company has an unused five-year $1.0 billion unsecured revolving credit facility with a maturity date of March 2024 (See Note 9—Borrowings to the accompanying Financial Statements).
Commitments and Contingencies
The Company has commitments under certain firm contractual arrangements ("firm commitments") to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. For additional details on commitments and contingencies see Note 14—Commitments and Contingencies to the accompanying Financial Statements under the headings "Operating leases," "Licensed Programming," "Other commitments and contractual obligations" and "Contingencies."
Pension and other postretirement benefits and uncertain tax benefits
The table in Note 14—Commitments and Contingencies to the accompanying Financial Statements excludes the Company's pension and other postretirement benefits ("OPEB") obligations and the gross unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing. The Company made contributions of $59 million and $63 million to its pension plans in fiscal 2022 and 2021, respectively. The majority of these contributions were voluntarily made to improve the funded status of the plans. Future plan contributions are dependent upon actual plan asset returns, interest rates and statutory requirements. Assuming that actual plan asset returns are consistent with the Company's expected plan returns in fiscal 2023 and beyond and that interest rates remain constant, the Company would not be required to make any material contributions to its pension plans for the immediate future. Required pension plan contributions for the next fiscal year are not expected to be material but the Company may make voluntary contributions in future periods. Payments due to participants under the Company's pension plans are primarily paid out of underlying trusts. Payments due under the Company's OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company's OPEB plans. The Company does not expect its net OPEB payments to be material in fiscal 2023 (See Note 15—Pension and Other Postretirement Benefits to the accompanying Financial Statements for further discussion of the Company's pension and OPEB plans).

CRITICAL ACCOUNTING POLICIES
An accounting policy is considered to be critical if it is important to the Company's financial condition and results of operations and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management of the Company and the related disclosures have been reviewed with the Audit Committee of the Company's Board of Directors. For the Company's summary of significant accounting policies, see Note 2—Summary of Significant Accounting Policies to the accompanying Financial Statements.
Use of Estimates
See Note 2—Summary of Significant Accounting Policies to the accompanying Financial Statements under the heading "Use of Estimates."
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to the Company's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.
The Company generates advertising revenue from sales of commercial time within the Company's network programming to be aired by television networks and cable channels, and from sales of advertising on the Company's owned and operated television stations and various digital properties. Advertising revenue from customers, primarily advertising agencies, is recognized as the commercials are aired. Certain of the Company's advertising contracts have guarantees of a certain number of targeted audience views, referred to as impressions. Revenues for any audience deficiencies are deferred until the guaranteed number of impressions is met, by providing additional advertisements. Advertising contracts, which are generally short-term, are billed monthly for the spots aired during the month, with payments due shortly after the invoice date.
The Company generates affiliate fee revenue from agreements with traditional and virtual MVPDs for cable network programming and for the broadcast of the Company's owned and operated television stations. In addition, the Company generates affiliate fee revenue from agreements with independently owned television stations that are affiliated with the FOX Network and receives retransmission consent fees from traditional and virtual MVPDs for their signals. Affiliate fee revenue is recognized at a point in time when the network programming is made available to the customer. For contracts with affiliate fees based on the number of the affiliate's subscribers, revenues are recognized based on the contractual rate multiplied by the estimated number of subscribers each period. For contracts with fixed affiliate fees, revenues are recognized based on the relative standalone selling price of the network programming provided over the contract term, which generally reflects the invoiced amount. Affiliate contracts are generally multi-year contracts with payments due monthly.
The Company classifies the amortization of cable distribution investments (capitalized fees paid to traditional MVPDs to facilitate carriage of a cable network) against affiliate fee revenue. The Company amortizes the cable distribution investments on a straight-line basis over the contract period.
Inventories
The Company incurs costs to license programming rights and to produce owned programming. Licensed programming includes costs incurred by the Company for access to content owned by third parties. The Company has single and multi-year contracts for sports and non-sports programming. Licensed programming is recorded at the earlier of payment or when the license period has begun, the cost of the program is known or reasonably determinable and the program is accepted and available for airing. Licensed programming is predominately amortized as the associated programs are broadcast. The costs of multi-year sports contracts are primarily amortized based on the ratio of each contract's current period attributable revenue to the estimated total remaining attributable revenue. Estimates can change and, accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.
Owned programming includes content internally developed and produced as well as co-produced content. Capitalized costs for owned programming are predominately amortized using the individual-film-forecast-computation method, which is based on the ratio of current period revenue to estimated total future remaining revenue, and related costs to be incurred throughout the life of the respective program. When production partners distribute owned programming on the Company's behalf, the net participation in profits is recorded as content license revenue.
Inventories are evaluated for recoverability when an event or circumstance occurs that indicates that fair value may be less than unamortized costs. The Company will determine if there is an impairment by evaluating the fair value of the inventories, which are primarily supported by internal forecasts as compared to unamortized costs. Where an evaluation indicates unamortized costs, including advances on multi-year sports rights contracts, are not recoverable, amortization of rights is accelerated in an amount equal to the amount by which the unamortized costs exceed fair value. Owned programming is monetized and tested for impairment on an individual basis. Licensed programming is predominately monetized as a group and tested for impairment on a channel, network, or daypart basis. The recoverability of certain sports rights is assessed on an aggregate basis. The Company recognized impairments of approximately $50 million, nil, and $95 million in fiscal 2022, 2021 and 2020, respectively, related to licensed and owned programming at the Cable Network Programming and Television segments, which were recorded in Operating expenses in the Consolidated Statements of Operations.
Goodwill and Other Intangible Assets
The Company's intangible assets include goodwill, Federal Communications Commission ("FCC") licenses, traditional MVPD affiliate agreements and relationships, software, trademarks and other copyrighted products.
The Company accounts for its business combinations under the acquisition method of accounting. The total cost of acquisitions is allocated to the underlying net assets acquired, based on their respective estimated fair values at the date of acquisition. Goodwill is recorded as the difference between the consideration transferred to acquire entities and the estimated fair values assigned to their tangible and identifiable intangible net assets and is assigned to one or more reporting units for purposes of testing for impairment. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. Identifying reporting units and assigning goodwill to them requires judgment involving the aggregation of business units with similar economic characteristics and the identification of existing business units that benefit from the acquired goodwill. The judgments made in determining the estimated fair value assigned to each class of intangible assets acquired, their reporting unit, as well as their useful lives can significantly impact net income. The Company allocates goodwill to disposed businesses using the relative fair value method.
Carrying values of goodwill and intangible assets with indefinite lives are reviewed at least annually for possible impairment. The Company's impairment review is based on a discounted cash flow analysis and market-based valuation approach that requires significant management judgment. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired and require the Company to perform an interim impairment test.
The Company uses direct valuation methods to value identifiable intangibles for acquisition accounting and impairment testing. The direct valuation method used for FCC licenses requires, among other inputs, the use of published industry data that are based on subjective judgments about future advertising revenues in the markets where the Company owns television stations. This method also involves the use of management's judgment in estimating an appropriate discount rate reflecting the risk of a market participant in the U.S. broadcast industry. The resulting fair values for FCC licenses are sensitive to these long-term assumptions and any variations to such assumptions could result in an impairment to existing carrying values in future periods and such impairment could be material.

During fiscal 2022, the Company determined that the goodwill and indefinite-lived intangible assets included in the accompanying Consolidated Balance Sheet as of June 30, 2022, were not impaired based on the Company's annual assessment. While the Company believes its judgments represent reasonably possible outcomes based on available facts and circumstances, adverse changes to the assumptions, including those related to macroeconomic factors, comparable public company trading values and prevailing conditions in the capital markets, could lead to future declines in the fair value of a reporting unit in the Other, Corporate and Eliminations segment and a potential non-cash goodwill impairment charge. The estimated fair value of this reporting unit was determined using a combination of the income approach, which incorporates the use of a discounted cash flow analysis, and the market approach, which incorporates the use of revenue multiples based on market data. Fair value exceeded the carrying value of this reporting unit by less than 20% as of June 30, 2022. Further adverse changes in market conditions may result in a partial or full impairment of the approximately $250 million of goodwill in this reporting unit as of June 30, 2022. The Company determined that there are no other reporting units at risk of impairment as of June 30, 2022, and will continue to monitor its goodwill and indefinite-lived intangible assets for any possible future non-cash impairment charges.
See Note 2—Summary of Significant Accounting Policies to the accompanying Financial Statements under the heading "Annual Impairment Review" for further discussion.
Income Taxes
The Company is subject to income tax primarily in various domestic jurisdictions. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company's tax expense and in evaluating its tax positions, including evaluating uncertainties under ASC 740, "Income Taxes."
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
Employee Costs
The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. Pension plans and postretirement benefit plans are closed to new participants with the exception of a small group covered by collective bargaining agreements. The measurement and recognition of costs of the Company's pension and OPEB plans require the use of significant management judgments, including discount rates, expected return on plan assets and other actuarial assumptions.
For financial reporting purposes, net periodic pension expense is calculated based upon a number of actuarial assumptions, including a discount rate, an expected rate of return on plan assets and mortality. The Company considers current market conditions, including changes in investment returns and interest rates, in making these assumptions. The expected long-term rate of return is determined using the current target asset allocation of 35% equity securities, 55% fixed income securities and 10% in other investments, and applying expected future returns for the various asset classes and correlations amongst the asset classes. A portion of the fixed income investments is allocated to cash to pay near-term benefits.
The discount rate reflects the market rate for high-quality fixed income investments on the Company's annual measurement date of June 30 and is subject to change each fiscal year. The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The rate was determined by matching the Company's expected benefit payments for the plans to a hypothetical yield curve developed using a portfolio of several hundred high-quality non-callable corporate bonds.

The key assumptions used in developing the Company's fiscal 2022, 2021 and 2020 net periodic pension expense for its plans consist of the following:

	2022	2021	2020
	(in millions, except %)
Discount rate for service cost	2.8%	2.9%	3.7%
Discount rate for interest cost	2.1%	2.2%	3.2%
Assets
Expected rate of return	5.1%	6.5%	7.0%
Actual return	$(152)	$195	$24
Expected return	50	50	55
Actuarial (loss) gain	$(202)	$145	$(31)
One year actual return	(15.8)%	26.1%	3.4%
Discount rates are volatile from year to year because they are determined based upon the prevailing rates as of the measurement date. The Company will utilize discount rates of 4.8% and 4.5% in calculating the fiscal 2023 service cost and interest cost, respectively, for its plans. The Company will use an expected long-term rate of return of 5.0% for fiscal 2023 based principally on the future return expectation of the plans' asset mix. The accumulated pre-tax net losses on the Company's pension and postretirement benefit plans as of June 30, 2022 were $292 million which decreased from $424 million as of June 30, 2021. This decrease of $132 million was primarily due to the change in the discount rate assumption utilized in measuring plan obligations, updates to other valuation assumptions and the recognition of deferred losses related to amortization partially offset by asset losses. The overall accumulated pre-tax net losses as of June 30, 2022 were primarily the result of changes in discount rates. Higher discount rates decrease the present value of benefit obligations and reduce the Company's accumulated net loss, which decreases the amortization component of subsequent-year pension expense. Lower discount rates increase the present value of benefit obligations and increase the Company's accumulated net loss, which increases the amortization component of subsequent-year pension expense. These deferred losses are being systematically recognized in future net periodic pension expense in accordance with ASC 715, "Compensation—Retirement Benefits." Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plans' projected benefit obligation ("PBO") are recognized over the average future service of the plan participants or average future life of the plan participants.
The Company made contributions of $59 million, $63 million and $30 million to its pension plans in fiscal 2022, 2021 and 2020, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans which were impacted by the economic conditions noted above. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company's expected plan returns in fiscal 2023 and beyond and that interest rates remain constant, the Company would not be required to make any material statutory contributions to its pension plans for the immediate future. The Company will continue to make voluntary contributions as necessary to improve funded status.
Changes in net periodic pension expense may occur in the future due to changes in the Company's expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company's pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Increase $3 million	Increase $32 million
0.25 percentage point increase in discount rate	Decrease $3 million	Decrease $30 million
0.25 percentage point decrease in expected rate of return on assets	Increase $2 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $2 million	—

Fiscal 2023 net periodic pension expense for the Company's pension plans is expected to increase to approximately $65 million primarily due to asset losses during fiscal 2022 and an increase in interest costs due to higher discount rates.
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
This document contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical or current fact are "forward-looking statements" for purposes of federal and state securities laws, including any statements regarding (i) future earnings, revenues or other measures of the Company's financial performance; (ii) the Company's plans, strategies and objectives for future operations; (iii) proposed new programming or other offerings; (iv) future economic conditions or performance; and (v) assumptions underlying any of the foregoing. Forward-looking statements may include, among others, the words "may," "will," "should," "likely," "anticipates," "expects," "intends," "plans," "projects," "believes," "estimates," "outlook" or any other similar words.
Although the Company's management believes that the expectations reflected in any of the Company's forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any forward-looking statements. The Company's future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC. Important factors that could cause the Company's actual results, performance and achievements to differ materially from those estimates or projections contained in the Company's forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions and the following factors:
•evolving technologies and distribution platforms and changes in consumer behavior as consumers seek more control over when, where and how they consume content, and related impacts on advertisers and MVPDs;
•declines in advertising expenditures due to various factors such as the economic prospects of advertisers or the economy, major sports events and election cycles, evolving technologies and distribution platforms and related changes in consumer behavior and shifts in advertisers' expenditures, the evolving market for AVOD advertising campaigns, and audience measurement methodologies' ability to accurately reflect actual viewership levels;
•further declines in the number of subscribers to MVPD services;
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
•the impact of COVID-19 and other widespread health emergencies or pandemics specifically on the Company, including content disruptions that negatively affect the timing, volume or popularity of the Company's programming, particularly sports programming, and potential non-cash impairment charges resulting from significant declines in the Company's estimated revenues or the expected popularity of the Company's programming;
•the highly competitive nature of the industry in which the Company's businesses operate;
•the popularity of the Company's content, including special sports events; and the continued popularity of the sports franchises, leagues and teams for which the Company has acquired programming rights;
•the Company's ability to renew programming rights, particularly sports programming rights, on sufficiently favorable terms, or at all;
•damage to the Company's brands or reputation;
•the inability to realize the anticipated benefits of the Company's strategic investments and acquisitions;

•the loss of key personnel;
•labor disputes, including labor disputes involving professional sports leagues whose games or events the Company has the right to broadcast;
•lower than expected valuations associated with the Company's reporting units, indefinite-lived intangible assets, investments or long-lived assets;
•a degradation, failure or misuse of the Company's network and information systems and other technology relied on by the Company that causes a disruption of services or improper disclosure of personal data or other confidential information;
•content piracy and signal theft and the Company's ability to protect its intellectual property rights;
•the failure to comply with laws, regulations, rules, industry standards or contractual obligations relating to privacy and personal data protection;
•changes in tax, federal communications or other laws, regulations, practices or the interpretations thereof (including changes in legislation currently being considered);
•the impact of any investigations or fines from governmental authorities, including FCC rules and policies and FCC decisions regarding revocation, renewal or grant of station licenses, waivers and other matters;
•the failure or destruction of satellites or transmitter facilities the Company depends on to distribute its programming;
•unfavorable litigation or investigation results that require the Company to pay significant amounts or lead to onerous operating procedures;
•changes in GAAP or other applicable accounting standards and policies;
•the Company's ability to secure additional capital on acceptable terms;
•the impact of any payments the Company is required to make or liabilities it is required to assume under the Separation Agreement and the indemnification arrangements entered into in connection with the Transaction; and
•the other risks and uncertainties detailed in Item 1A. "Risk Factors" in this Annual Report.
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
The following sections provide quantitative and qualitative information on the Company's exposure to interest rate risk and stock price risk. The Company makes use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.
Interest Rates
The Company's current financing arrangements and facilities include $7.25 billion of outstanding fixed-rate debt, before adjustments for unamortized discount and debt issuance costs (See Note 9—Borrowings to the accompanying Financial Statements).
Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. As of June 30, 2022, all the Company's financial instruments with exposure to interest rate risk were denominated in U.S. dollars and no variable-rate debt was outstanding. Information on financial instruments with exposure to interest rate risk is presented below:

	As of June 30,
	2022	2021
	(in millions)
Fair Value
Borrowings: liability	$7,084	$9,474
Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates	$(270)	$(173)
Stock Prices
The Company has common stock investments in publicly traded companies that are subject to market price volatility. Information on the Company's investments with exposure to stock price risk is presented below:

	As of June 30,
	2022	2021
	(in millions)
Fair Value
Total fair value of common stock investments	$435	$788
Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices	$(43)	$(79)
Concentrations of Credit Risk
See Note 2—Summary of Significant Accounting Policies to the accompanying Financial Statements under the heading "Concentrations of credit risk."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FOX CORPORATION

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Fox Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Fox Corporation;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;
•provide reasonable assurance that receipts and expenditures of Fox Corporation are being made only in accordance with authorization of management and directors of Fox Corporation; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.
Fox Corporation's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Also, the assessment of the effectiveness of internal control over financial reporting was made as of a specific date. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, including the Company's principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Fox Corporation's internal control over financial reporting as of June 30, 2022, based on the framework set forth in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management determined that, as of June 30, 2022, Fox Corporation maintained effective internal control over financial reporting.
Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of Fox Corporation included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2022, has audited the Company's internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Fox Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Fox Corporation's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fox Corporation (the "Company") maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Fox Corporation as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended June 30, 2022, and the related notes and our report dated August 12, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
August 12, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Fox Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fox Corporation (the "Company") as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 12, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Assessment of realizability of deferred tax assets

Description of the Matter	As disclosed in Note 2 to the consolidated financial statements, the Company records a valuation allowance based on the assessment of the realizability of the Company's deferred tax assets. For the year ended June 30, 2022, the Company had deferred tax assets before valuation allowances of $3.7 billion as disclosed in Note 16.

Auditing management's assessment of realizability of deferred tax assets involved subjective estimation and complex auditor judgment in determining whether sufficient future taxable income will be generated to support the realization of the existing deferred tax assets.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the realizability of deferred tax assets, including controls over management's estimates of future taxable income.
Among other audit procedures performed, we evaluated the significant assumptions used by the Company to develop estimated future taxable income and tested the completeness and accuracy of the underlying data. For example, we evaluated management's estimates of future taxable income by performing a look-back analysis of management's historical estimates compared to actual results as well as compared management's estimates to current industry and economic trends. We also performed a sensitivity analysis of future taxable income to evaluate the recoverability of deferred tax assets resulting from changes in assumptions.

Program rights amortization – National sports programming

Description of the Matter
As disclosed in Note 2 to the consolidated financial statements, the Company has single and multi-year contracts for sports programming. The costs of multi-year sports contracts at the Company are primarily amortized based on the ratio of each contract's current period attributable revenue to the estimated total remaining attributable revenue.
Auditing the amortization of the Company's national sports programming involved subjective estimation and complex auditor judgment because the analysis that the Company relies upon to determine the amortization of this programming is based on estimates of future revenues from the programming. Differing estimates of future revenues could materially affect the timing of sports programming amortization.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the amortization of the Company's national sports programming, including controls over management's review of the analysis and the significant assumptions used to develop the estimated future revenues. We also tested management's controls to validate that the data used in the analysis was complete and accurate.
Among other audit procedures performed, we evaluated the significant assumptions used by the Company to develop the estimated future revenues and tested the completeness and accuracy of the underlying data used in the analysis. For example, we evaluated management's forecasts of estimated future revenues by performing a look-back analysis of management's historical estimates compared to actual results. We also performed a sensitivity analysis of the estimated future revenues to evaluate the change in the amortization of the Company's national sports programming resulting from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2018.
New York, New York
August 12, 2022

FOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended June 30,
	2022	2021	2020
Revenues	$13,974	$12,909	$12,303
Operating expenses	(9,117)	(8,037)	(7,807)
Selling, general and administrative	(1,920)	(1,807)	(1,741)
Depreciation and amortization	(363)	(300)	(258)
Impairment and restructuring charges	—	(35)	(451)
Interest expense, net	(371)	(391)	(334)
Other, net	(509)	579	(248)
Income before income tax expense	1,694	2,918	1,464
Income tax expense	(461)	(717)	(402)
Net income	1,233	2,201	1,062
Less: Net income attributable to noncontrolling interests	(28)	(51)	(63)
Net income attributable to Fox Corporation stockholders	$1,205	$2,150	$999

EARNINGS PER SHARE DATA

Net income attributable to Fox Corporation stockholders per share:
Basic	$2.13	$3.64	$1.63
Diluted	$2.11	$3.61	$1.62
The accompanying notes are an integral part of these Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	For the years ended June 30,
	2022	2021	2020
Net income	$1,233	$2,201	$1,062
Other comprehensive income (loss), net of tax:
Benefit plan adjustments and other	92	99	(109)
Other comprehensive income (loss), net of tax	92	99	(109)
Comprehensive income	1,325	2,300	953
Less: Net income attributable to noncontrolling interests(a)	(28)	(51)	(63)
Comprehensive income attributable to Fox Corporation stockholders	$1,297	$2,249	$890

(a)
Net income attributable to noncontrolling interests includes $(12) million, $25 million and $33 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of June 30,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$5,200	$5,886
Receivables, net	2,128	2,029
Inventories, net	791	729
Other	162	105
Total current assets	8,281	8,749
Non-current assets
Property, plant and equipment, net	1,682	1,708
Intangible assets, net	3,157	3,154
Goodwill	3,554	3,435
Deferred tax assets	3,440	3,822
Other non-current assets	2,071	2,058
Total assets	$22,185	$22,926
LIABILITIES AND EQUITY
Current liabilities
Borrowings	$—	$749
Accounts payable, accrued expenses and other current liabilities	2,296	2,253
Total current liabilities	2,296	3,002
Non-current liabilities
Borrowings	7,206	7,202
Other liabilities	1,120	1,336
Redeemable noncontrolling interests	188	261
Commitments and contingencies
Equity
Class A Common Stock(a)	3	3
Class B Common Stock(b)	3	3
Additional paid-in capital	9,098	9,453
Retained earnings	2,461	1,982
Accumulated other comprehensive loss	(226)	(318)
Total Fox Corporation stockholders' equity	11,339	11,123
Noncontrolling interests	36	2
Total equity	11,375	11,125
Total liabilities and equity	$22,185	$22,926

(a)	Class A Common Stock, $0.01 par value per share, 2,000,000,000 shares authorized, 307,496,876 shares and 324,361,864 shares issued and outstanding at par as of June 30, 2022 and 2021, respectively.
(b)	Class B Common Stock, $0.01 par value per share, 1,000,000,000 shares authorized, 243,122,595 shares and 251,821,556 shares issued and outstanding at par as of June 30, 2022 and 2021, respectively.
The accompanying notes are an integral part of these Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the years ended June 30,
	2022	2021	2020
OPERATING ACTIVITIES
Net income	$1,233	$2,201	$1,062
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	363	300	258
Amortization of cable distribution investments	18	22	24
Impairment and restructuring charges	—	35	133
Equity-based compensation	102	147	137
Other, net	509	(579)	248
Deferred income taxes	342	534	283
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(79)	(269)	224
Inventories net of programming payable	(301)	190	181
Accounts payable and accrued expenses	(54)	282	(87)
Other changes, net	(249)	(224)	(98)
Net cash provided by operating activities	1,884	2,639	2,365
INVESTING ACTIVITIES
Property, plant and equipment	(307)	(484)	(359)
Acquisitions, net of cash acquired	(243)	(51)	(1,061)
Proceeds from dispositions, net	83	93	60
Sale of investments	—	—	349
Purchase of investments	(28)	(86)	(103)
Other investing activities, net	(18)	—	14
Net cash used in investing activities	(513)	(528)	(1,100)
FINANCING ACTIVITIES
Repayment of borrowings	(750)	—	—
Borrowings	—	—	1,191
Repurchase of shares	(1,000)	(1,001)	(600)
Non-operating cash flows from (to) The Walt Disney Company	—	112	(95)
Settlement of Divestiture Tax Prepayment	—	462	—
Dividends paid and distributions	(307)	(330)	(335)
Purchase of subsidiary noncontrolling interest	—	(67)	—
Sale of subsidiary noncontrolling interest	25	—	—
Other financing activities, net	(25)	(46)	(15)
Net cash (used in) provided by financing activities	(2,057)	(870)	146
Net (decrease) increase in cash and cash equivalents	(686)	1,241	1,411
Cash and cash equivalents, beginning of year	5,886	4,645	3,234
Cash and cash equivalents, end of year	$5,200	$5,886	$4,645
The accompanying notes are an integral part of these Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(IN MILLIONS)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Fox Corporation Stockholders' Equity	Noncontrolling Interests(a)	Total Equity
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, June 30, 2019	354	$4	266	$3	$9,891	$357	$(308)	$9,947	$11	$9,958
Net income	—	—	—	—	—	999	—	999	30	1,029
Other comprehensive loss	—	—	—	—	—	—	(109)	(109)	—	(109)
Dividends	—	—	—	—	—	(282)	—	(282)	—	(282)
Shares repurchased	(12)	(1)	(5)	—	(273)	(326)	—	(600)	—	(600)
Other	2	—	—	—	213	(74)	—	139	(24)	115
Balance, June 30, 2020	344	$3	261	$3	$9,831	$674	$(417)	$10,094	$17	$10,111
Net income	—	—	—	—	—	2,150	—	2,150	26	2,176
Other comprehensive income	—	—	—	—	—	—	99	99	—	99
Dividends	—	—	—	—	—	(272)	—	(272)	—	(272)
Shares repurchased	(22)	—	(9)	—	(514)	(487)	—	(1,001)	—	(1,001)
Other	2	—	—	—	136	(83)	—	53	(41)	12
Balance, June 30, 2021	324	$3	252	$3	$9,453	$1,982	$(318)	$11,123	$2	$11,125
Net income	—	—	—	—	—	1,205	—	1,205	40	1,245
Other comprehensive income	—	—	—	—	—	—	92	92	—	92
Dividends	—	—	—	—	—	(273)	—	(273)	—	(273)
Shares repurchased	(19)	—	(8)	—	(450)	(550)	—	(1,000)	—	(1,000)
Other	3	—	(1)	—	95	97	—	192	(6)	186
Balance, June 30, 2022	308	$3	243	$3	$9,098	$2,461	$(226)	$11,339	$36	$11,375

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 6—Fair Value under the heading "Redeemable Noncontrolling Interests").
The accompanying notes are an integral part of these Consolidated Financial Statements.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Fox Corporation, ("FOX" or the "Company"), is a news, sports and entertainment company, which manages and reports its businesses in the following segments: Cable Network Programming, Television and Other, Corporate and Eliminations.
The Distribution
On March 19, 2019, the Company became a standalone publicly traded company through the pro rata distribution by Twenty-First Century Fox, Inc. ("21CF") of all of the issued and outstanding common stock of FOX to 21CF stockholders (other than holders that were subsidiaries of 21CF) (the "Distribution") in accordance with the Amended and Restated Distribution Agreement and Plan of Merger, dated as of June 20, 2018, by and between 21CF and 21CF Distribution Merger Sub, Inc. Following the Distribution, the Company's Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"), and Class B Common Stock, par value $0.01 per share (the "Class B Common Stock" and, together with the Class A Common Stock, the "Common Stock") began trading independently on The Nasdaq Global Select Market. In connection with the Distribution, the Company entered into the Separation and Distribution Agreement, dated as of March 19, 2019 (the "Separation Agreement"), with 21CF, which effected the internal restructuring (the "Separation") whereby The Walt Disney Company ("Disney") acquired the remaining 21CF assets and 21CF became a wholly-owned subsidiary of Disney. The Separation and the Distribution were effected as part of a series of transactions contemplated by the Amended and Restated Merger Agreement and Plan of Merger, dated as of June 20, 2018 (the "21CF Disney Merger Agreement"), by and among 21CF, Disney and certain subsidiaries of Disney.
In connection with the Separation, the Company entered into several agreements that govern certain aspects of the Company's relationship with 21CF and Disney following the Separation including the Separation Agreement and a tax matters agreement.
The Separation Agreement contains the key provisions relating to the Separation and the Distribution. The Separation Agreement identifies the assets that were transferred, the liabilities that were assumed and the contracts that were assigned to each of the Company and 21CF as part of the Separation and describes how these transfers, assumptions and assignments occurred. It also provides for cross-indemnities between the Company and 21CF. Other matters governed by the Separation Agreement include access to financial and other information, confidentiality, access to and provision of records, continued access for the Company to 21CF insurance policies and shared contracts and certain third-party consent provisions. Pursuant to the Separation Agreement, the Company is the owner of all "FOX" brands and related trademarks, as well as all other intellectual property primarily related to the Company's business. In addition, the Company entered into certain trademark and other intellectual property license agreements in connection with the use of certain intellectual property by 21CF.
The tax matters agreement among the Company, Disney and 21CF governs the parties' respective rights, responsibilities and obligations with respect to certain tax matters. Under this agreement, 21CF will generally indemnify the Company against any taxes required to be reported on a consolidated or separate tax return of 21CF and/or any of its subsidiaries, including any taxes resulting from the Separation and the Distribution, and the Company will generally indemnify 21CF against any taxes required to be reported on a separate tax return of the Company or any of its subsidiaries.
The Company also entered into an employee matters agreement with 21CF that governs the parties' obligations with respect to certain employee-related liabilities (See Note 12—Equity-Based Compensation). The core transition services agreements entered into in connection with the Separation terminated in accordance with their terms in fiscal 2022.
Basis of Presentation
The Company's financial statements as of and for the years ended June 30, 2022, 2021 and 2020 are presented on a consolidated basis.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Pursuant to the 21CF Disney Merger Agreement, immediately prior to the Distribution, the Company paid to 21CF a dividend in the amount of $8.5 billion (the "Dividend"). The final determination of the taxes in respect of the Separation and the Distribution for which the Company is responsible pursuant to the 21CF Disney Merger Agreement and a prepayment of the estimated taxes in respect of divestitures (collectively, the "Transaction Tax") was $6.5 billion. Following the Distribution, on March 20, 2019 the Company received a cash payment in the amount of $2.0 billion from Disney, which had the net effect of reducing the Dividend the Company paid to 21CF. The Transaction Tax included a prepayment of the Company's share of the estimated tax liabilities resulting from the anticipated divestitures by Disney of certain assets, principally the FOX Sports Regional Sports Networks ("RSNs"), which were sold by Disney during calendar year 2019 ("Divestiture Tax"). This prepayment was in the amount of approximately $700 million. During the first quarter of fiscal 2021, the Company and Disney reached an agreement to settle the majority of the prepaid Divestiture Tax and the Company received $462 million from Disney as reimbursement of the Company's prepayment based upon the sales price of the RSNs. This reimbursement was recorded in Other, net in the Statement of Operations (See Note 20—Additional Financial Information under the heading "Other, net"). The balance of the prepaid Divestiture Tax is subject to adjustment in the future, but any such adjustment is not expected to have a material impact on the results of the Company.
As a result of the Separation and the Distribution, which was a taxable transaction for which the estimated tax liability of $5.8 billion was included in the Transaction Tax paid by the Company, FOX obtained a tax basis in its assets equal to their respective fair market values. This will result in estimated annual tax deductions of approximately $1.5 billion, principally over the next several years related to the amortization of the additional tax basis. This amortization is estimated to reduce the Company's annual cash tax liability by approximately $370 million per year at the current combined federal and state applicable tax rate of approximately 25%. Such estimates are subject to revisions, which could be material, based upon the occurrence of future events.
The consolidated financial statements are referred to as the "Financial Statements" herein. The consolidated statements of operations are referred to as the "Statements of Operations" herein. The consolidated statements of comprehensive income are referred to as the "Statements of Comprehensive Income" herein. The consolidated balance sheets are referred to as the "Balance Sheets" herein. The consolidated statements of cash flows are referred to as the "Statements of Cash Flows" herein. The consolidated statements of equity are referred to as the "Statements of Equity" herein.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation
The Financial Statements include the accounts of all majority-owned and controlled subsidiaries. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810-10, "Consolidation" ("ASC 810-10") and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met. All significant intercompany accounts and transactions within the Company's consolidated businesses have been eliminated in consolidation.
Any change in the Company's ownership interest in a consolidated subsidiary, where a controlling financial interest is retained, is accounted for as an equity transaction. When the Company ceases to have a controlling financial interest in a consolidated subsidiary, the Company will recognize a gain or loss in net income upon deconsolidation.
The Company's fiscal year ends on June 30 ("fiscal") of each year.
Reclassifications and adjustments
Certain fiscal 2021 and 2020 amounts have been reclassified to conform to the fiscal 2022 presentation.
Use of estimates
The preparation of the Company's Financial Statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
amounts that are reported in the Financial Statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates.
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
Receivables, net consist of:

	As of June 30,
	2022	2021
	(in millions)
Total receivables	$2,182	$2,106
Allowances for doubtful accounts	(54)	(77)
Total receivables, net	$2,128	$2,029
Inventories
Licensed and Owned Programming
The Company incurs costs to license programming rights and to produce owned programming. Licensed programming includes costs incurred by the Company for access to content owned by third parties. The Company has single and multi-year contracts for sports and non-sports programming. Licensed programming is recorded at the earlier of payment or when the license period has begun, the cost of the program is known or reasonably determinable and the program is accepted and available for airing. Licensed programming is predominately amortized as the associated programs are broadcast. The costs of multi-year sports contracts are primarily amortized based on the ratio of each contract's current period attributable revenue to the estimated total remaining attributable revenue. Estimates can change and, accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.
Owned programming includes content internally developed and produced as well as co-produced content. Capitalized costs for owned programming are predominantly amortized using the individual-film-forecast-computation method, which is based on the ratio of current period revenue to estimated total future remaining revenue, and related costs to be incurred throughout the life of the respective program. When production partners distribute owned programming on the Company's behalf, the net participation in profits is recorded as content license revenue.
Inventories are evaluated for recoverability when an event or circumstance occurs that indicates that fair value may be less than unamortized costs. The Company will determine if there is an impairment by evaluating the fair value of the inventories, which are primarily supported by internal forecasts as compared to unamortized costs. Where an evaluation indicates unamortized costs, including advances on multi-year sports rights contracts, are not recoverable, amortization of rights is accelerated in an amount equal to the amount by which the unamortized costs exceed fair value. Owned programming is monetized and tested for impairment on an individual basis. Licensed programming is predominately monetized as a group and tested for impairment on a channel, network, or daypart basis. The recoverability of certain sports rights is assessed on an aggregate basis.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Investments
Investments in and advances to entities or joint ventures in which the Company has significant influence, but less than a controlling financial interest, are accounted for using the equity method. Significant influence generally exists when the Company owns an interest between 20% and 50%.
In accordance with ASC 321 "Investments—Equity Securities" ("ASC 321"), equity securities which the Company has no significant influence (generally less than a 20% ownership interest) with readily determinable fair values are accounted for at fair value based on quoted market prices. Equity securities without readily determinable fair values are accounted for either at fair value or using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. All gains and losses on investments in equity securities are recognized in the Statements of Operations.
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
Property, plant and equipment
Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over an estimated useful life of three to 40 years for buildings and leaseholds and three to 10 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property are expensed as incurred. Changes in circumstances, such as technological advances, or changes to the Company's business model or capital strategy, could result in the actual useful lives differing from the Company's estimates. In those cases where the Company determines that the estimated useful life of property, plant and equipment should be shortened, the Company depreciates the asset over its revised remaining useful life, thereby increasing depreciation expense.
Goodwill and other intangible assets
The Company's intangible assets include goodwill, Federal Communications Commission ("FCC") licenses, traditional MVPD affiliate agreements and relationships, software and trademarks and other copyrighted products. Intangible assets acquired in business combinations are recorded at their estimated fair value at the date of acquisition. Goodwill is recorded as the difference between the consideration transferred to acquire entities and the estimated fair values assigned to their tangible and identifiable intangible net assets. Amounts recorded as goodwill are assigned to more than one reporting unit as of the acquisition date when more than one reporting unit is expected to benefit from the synergies of the combination. The Company's goodwill and indefinite-lived intangible assets, which primarily consist of FCC licenses, are tested annually for impairment, or earlier, if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. The impairment assessment of indefinite-lived intangibles compares the fair value of the assets to their carrying value. Intangible assets with finite lives are generally amortized over their

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
estimated useful lives. The weighted average useful life of amortizable intangible assets is approximately 10 years.
Annual Impairment Review
Goodwill
If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount after a qualitative assessment, the Company performs a quantitative impairment test to compare the fair value of each reporting unit to its carrying amount, including goodwill. In performing the quantitative assessment, the Company determines the fair value of a reporting unit primarily by using discounted cash flow analysis and market-based valuation approach methodologies. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, company earnings multiples and relevant comparable transactions, as applicable, and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company's estimated outlook and various growth rates have been assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable public company trading values. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
During fiscal 2022, the Company determined that the goodwill and indefinite-lived intangible assets included in the Balance Sheet as of June 30, 2022, were not impaired based on the Company's annual assessment. While the Company believes its judgments represent reasonably possible outcomes based on available facts and circumstances, adverse changes to the assumptions, including those related to macroeconomic factors, comparable public company trading values and prevailing conditions in the capital markets, could lead to future declines in the fair value of a reporting unit in the Other, Corporate and Eliminations segment and a potential non-cash goodwill impairment charge. The estimated fair value of this reporting unit was determined using a combination of the income approach, which incorporates the use of a discounted cash flow analysis, and the market approach, which incorporates the use of revenue multiples based on market data. Fair value exceeded the carrying value of this reporting unit by less than 20% as of June 30, 2022. Further adverse changes in market conditions may result in a partial or full impairment of the approximately $250 million of goodwill in this reporting unit as of June 30, 2022. The Company determined that there are no other reporting units at risk of impairment as of June 30, 2022, and will continue to monitor its goodwill and indefinite-lived intangible assets for any possible future non-cash impairment charges.
FCC licenses
The Company performs impairment reviews by comparing the estimated fair value of the Company's FCC licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical start-up scenario for a broadcast station in each of the markets the Company operates in. The significant assumptions used are the discount rate and terminal growth rates and operating margins, as well as industry data on future advertising revenues in the markets where the Company owns television stations. These assumptions are based on actual third-party historical performance and estimates of future performance in each market.
Leases
The Company has lease agreements primarily for office facilities and other equipment. At contract inception, the Company determines if a contract is or contains a lease and whether it is an operating or finance lease. The Company does not separate lease components from nonlease components for real estate leases.
For operating leases that have a lease term of greater than one year, the Company initially recognizes operating lease liabilities and right-of-use ("ROU") assets at the lease commencement date, which is the date that the lessor makes an underlying asset available for use by the Company. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the present value of the Company's obligation to make lease payments, primarily escalating fixed payments, over the lease term.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The discount rate used to determine the present value of the lease payments is generally the Company's incremental borrowing rate because the rate implicit in the lease is generally not readily determinable. The incremental borrowing rate for the lease term is determined by adjusting the Company's unsecured borrowing rate for a similar term to approximate a collateralized borrowing rate. The Company's lease terms for each of its leases represents the noncancelable period for which the Company has the right to use an underlying asset, together with all of the following: (i) periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option; (ii) periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option; and (iii) periods covered by an option to extend (or not to terminate) the lease in which exercise of the option is controlled by the lessor. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term.
The Company's operating ROU assets are included in Other non-current assets and the Company’s current and non-current operating lease liabilities are included in Accounts payable, accrued expenses and other current liabilities and Other liabilities, respectively, in the Company's Balance Sheet (See Note 20—Additional Financial Information).
Long-lived asset impairments
ASC 360, "Property, Plant, and Equipment," ASC 842, "Leases" and ASC 350 require that the Company periodically review the carrying amounts of its long-lived assets, including property, plant and equipment, ROU assets and finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment adjustment is recognized and is measured as the amount by which the carrying value of such asset or asset group exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less their costs to sell.
Revenue recognition
Revenue is recognized when control of the promised goods or services is transferred to the Company's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.
The Company generates advertising revenue from sales of commercial time within the Company's network programming to be aired by television networks and cable channels, and from sales of advertising on the Company's owned and operated television stations and various digital properties. Advertising revenue from customers, primarily advertising agencies, is recognized as the commercials are aired. Certain of the Company's advertising contracts have guarantees of a certain number of targeted audience views, referred to as impressions. Revenues for any audience deficiencies are deferred until the guaranteed number of impressions is met, by providing additional advertisements. Advertising contracts, which are generally short-term, are billed monthly for the spots aired during the month, with payments due shortly after the invoice date.
The Company generates affiliate fee revenue from agreements with traditional and virtual MVPDs (as defined in Note 17—Segment Information) for cable network programming and for the broadcast of the Company's owned and operated television stations. In addition, the Company generates affiliate fee revenue from agreements with independently owned television stations that are affiliated with the FOX Network and receives retransmission consent fees from traditional and virtual MVPDs for their signals. Affiliate fee revenue is recognized at a point in time when the network programming is made available to the customer. For contracts with affiliate fees based on the number of the affiliate's subscribers, revenues are recognized based on the contractual rate multiplied by the estimated number of subscribers each period. For contracts with fixed affiliate fees, revenues are recognized based on the relative standalone selling price of the network programming provided over the contract term, which generally reflects the invoiced amount. Affiliate contracts are generally multi-year contracts with payments due monthly.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company classifies the amortization of cable distribution investments (capitalized fees paid to traditional MVPDs to facilitate carriage of a cable network) against affiliate fee revenue. The Company amortizes the cable distribution investments on a straight-line basis over the contract period.
Other revenue primarily includes revenue generated from the Company's content licensing agreements and revenue from production services and rentals. Revenue from content licensing agreements is recognized when the content is made available under the content licensing agreements. Production services and rental revenues are recognized as the goods or services are delivered.
Advertising expenses
The Company expenses advertising costs as incurred. The Company incurred advertising expenses of $708 million, $558 million and $425 million for fiscal 2022, 2021 and 2020, respectively.
Income taxes
The Company accounts for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established where management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized.
Earnings per share
Basic earnings per share for the Class A Common Stock and Class B Common Stock is calculated by dividing Net income attributable to Fox Corporation stockholders by the weighted average number of outstanding shares of Class A Common Stock, including vested restricted stock units ("RSUs"), and Class B Common Stock. Diluted earnings per share for the Class A Common Stock and Class B Common Stock is calculated similarly, except that the calculation for the Class A Common Stock includes the dilutive effect of the assumed issuance of the shares issuable under the Company's equity-based compensation plan.
Equity-based compensation
The Company accounts for share-based payments in accordance with ASC 718, "Compensation—Stock Compensation" ("ASC 718"). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the Financial Statements. ASC 718 establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair value-based measurement method in accounting for generally all share-based payment transactions with employees. The Company recognizes compensation cost for awards granted that have only service requirements and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. The Company accounts for forfeitures when they occur.
Financial instruments
The carrying value of the Company's financial instruments, such as cash and cash equivalents, receivables, payables and investments accounted for using the measurement alternative in accordance with ASC 321, approximates fair value. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market.
Redeemable noncontrolling interests
The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, "Distinguishing Liabilities from Equity," because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded are put rights held by Credible Labs Inc. ("Credible") and an entertainment production company. The Company accretes the changes in the redemption value of the redeemable noncontrolling interests over the period of issuance to the earliest redemption date. If a redeemable noncontrolling interest is redeemable at fair value, adjustments to the carrying amount are recorded in retained earnings. If a redeemable noncontrolling interest is redeemable at an amount in excess of fair value, the portion

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
of the adjustment that reflects a redemption in excess of fair value is presented within net income attributable to noncontrolling interests in the Statements of Operations.
Concentrations of credit risk
Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
Generally, the Company does not require collateral to secure receivables. As of June 30, 2022, the Company had no customers that accounted for 10% or more of the Company's receivables. As of June 30, 2021, the Company had one individual customer that accounted for approximately 11% of the Company's receivables.
NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS
Acquisitions are accounted for under ASC 805, "Business Combinations" ("ASC 805"), which requires, among other things, that an acquirer record any noncontrolling interests in an acquiree at their acquisition date fair value.
The Company's acquisitions support the Company's strategy to strengthen its core brands and to selectively enhance production capabilities for its digital and linear platforms. For these acquisitions, the initial accounting for the business combination, including the allocation of the consideration transferred, is based on provisional amounts. The amounts allocated to intangible assets and goodwill, the estimates of useful lives and the related amortization expense are subject to changes pending the completion of the final valuations of certain assets and liabilities. A change in the allocation of consideration transferred and any estimates of useful lives could result in a change in the value allocated to the intangible assets that could impact future amortization expense.
Fiscal 2022 and 2021
During fiscal 2022, the Company made acquisitions, primarily consisting of three entertainment production companies, for total cash consideration of approximately $240 million. During fiscal 2021, the Company made one acquisition consisting of a digital media company and disposed of its sports marketing businesses. The incremental revenues and Segment EBITDA (as defined in Note 17—Segment Information) related to the fiscal 2022 acquisitions and the fiscal 2021 acquisition and disposals, included in the Company's consolidated results of operations, were not material individually or in the aggregate. The Company finalized its purchase price accounting for the fiscal 2021 acquisition during the fourth quarter of fiscal 2022 without any material adjustments.
Fiscal 2020
Acquisitions and Disposals
Credible Acquisition
In October 2019, the Company acquired 67% of the equity in Credible, a U.S. consumer finance marketplace, for approximately $260 million in cash (the "Credible Acquisition"), net of cash acquired. The remaining 33% of Credible not owned by the Company was recorded at fair value on the acquisition date based on the Company's valuation of Credible's business using a market approach (a Level 3 measurement as defined in Note 6—Fair Value). The consideration transferred of approximately $260 million has been allocated, based on a final valuation of 100% of Credible, as follows: approximately $75 million to intangible assets with useful lives ranging from five to 10 years; approximately $285 million representing goodwill; approximately $(110) million to redeemable noncontrolling interests and the remainder to other net assets. The goodwill, which is not tax deductible, reflects the increased market penetration and synergies expected from combining the operations of Credible and the Company. The Company finalized its purchase price accounting for the acquisition during the second quarter of fiscal 2021 without any material adjustments.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Television Stations Acquisition and Divestiture
In March 2020, the Company acquired three television stations (FOX-affiliate KCPQ and MyNetworkTV-affiliate KZJO located in Seattle, Washington and FOX-affiliate WITI located in Milwaukee, Wisconsin) for approximately $350 million in cash from Nexstar Media Group, Inc. ("Nexstar"). As part of this transaction, the Company sold Nexstar two television stations (FOX-affiliate WJZY and MyNetworkTV-affiliate WMYT located in Charlotte, North Carolina) for approximately $45 million in cash. The consideration transferred of approximately $350 million for the stations the Company acquired has been allocated, based on a final valuation, as follows: approximately $210 million to intangible assets, of which approximately $110 million has been allocated to FCC licenses with indefinite lives and approximately $100 million to amortizable intangible assets, primarily retransmission agreements with useful lives of eight years; approximately $30 million to property, plant and equipment; and the balance to goodwill. The goodwill, which is tax deductible, reflects the increased synergies and market penetration expected from combining the operations of the three television stations with those of the Company. The Company finalized its purchase price accounting for the acquisition during the third quarter of fiscal 2021 without any material adjustments.
TUBI Acquisition
In April 2020, the Company acquired Tubi, Inc. ("TUBI"), a free advertising-supported video-on-demand ("AVOD") service, for approximately $445 million in cash (the "TUBI Acquisition"), net of cash acquired. The consideration transferred of approximately $470 million has been allocated, based on a final valuation, as follows: approximately $130 million to intangible assets with useful lives ranging from three to 10 years; approximately $320 million representing goodwill; and the remainder to other net assets. The goodwill, which is not tax deductible, reflects the synergies and increased market penetration expected from combining the operations of TUBI and the Company. Additional consideration, in the form of deferred consideration and unvested options, totaling approximately $45 million, may be due over a three-year period following the closing of the transaction and will be recognized as compensation expense over that period. The Company finalized its purchase price accounting for the acquisition during the fourth quarter of fiscal 2021 without any material adjustments. The Company financed the TUBI Acquisition principally with the net proceeds from the sale of its investment in Roku, Inc. ("Roku") as discussed below.
Other Transactions
Flutter
In May 2019, the Company and The Stars Group Inc. ("The Stars Group"), now a subsidiary of Flutter Entertainment plc ("Flutter") and part of Flutter's U.S. operations, announced plans to launch FOX Bet, a national media and sports wagering partnership in the U.S. The partnership was launched in the first quarter of fiscal 2020 and FOX Sports and The Stars Group entered into a long-term commercial arrangement through which FOX Sports provides Flutter with an exclusive license to use certain FOX Sports trademarks. In addition, the Company invested $236 million to acquire a 4.99% equity interest in The Stars Group, and, subject to certain conditions and applicable gaming regulatory approvals, FOX Sports has an option until August 2029 to acquire up to 50% of the equity in the U.S. business of The Stars Group. In May of 2020, the Company's equity interest in The Stars Group was converted into Flutter equity in connection with the combination of The Stars Group and Flutter (the "Combination"). In connection with the Combination, FOX Sports received the right to acquire an approximately 18.5% equity interest in FanDuel Group, a majority-owned subsidiary of Flutter, at a price set forth in the relevant agreement (structured as a 10-year option from 2021, subject to a carrying value adjustment), which is currently the subject of ongoing arbitration proceedings. The Company made additional equity investments in Flutter in fiscal 2021 and fiscal 2020 of approximately $55 million and $100 million, respectively. As of June 30, 2022, the Company has an approximately 2.5% equity stake in Flutter. The Company accounts for the investment in Flutter at fair value (See Note 6—Fair Value).
Roku
In March 2020, the Company sold its investment in Roku for approximately $340 million. The Company recorded a loss of approximately $210 million for fiscal 2020 related to the change in the fair value of its investment in Roku prior to disposition, which was recorded in Other, net in the Statement of Operations (See Note 20—Additional Financial Information). The Company purchased its investment in Roku for approximately $40 million.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. RESTRUCTURING PROGRAMS
Fiscal 2021
During fiscal 2021, the Company recorded $35 million in restructuring charges, which were primarily comprised of severance costs at the Cable Network Programming segment.
Fiscal 2020
During fiscal 2020, the Company recorded restructuring charges at the Cable Network Programming and Television segments of approximately $425 million reflecting contract termination costs related to a programming rights agreement with the United States Golf Association (the "USGA") for the broadcast of USGA events on the Company's networks, including the write-off of approximately $75 million of programming rights advances. The Company paid approximately $320 million to the USGA in June 2020 for the contract termination.
Changes in the restructuring program liabilities were as follows:

	One time termination benefits	Contract termination costs		Total
	(in millions)
Balance, June 30, 2019	$(40)	$—		$(40)
Additions	(24)	(427)		(451)
Payments	26	397	(a)	423
Balance, June 30, 2020	$(38)	$(30)		$(68)
Additions	(39)	4		(35)
Payments	61	4		65
Balance, June 30, 2021	$(16)	$(22)		$(38)
Payments	8	3		11
Balance, June 30, 2022	$(8)	$(19)		$(27)

(a)	Includes the write-off of approximately $75 million of programming rights advances.
Restructuring charges are recorded in Impairment and restructuring charges in the Statements of Operations. As of June 30, 2022 and 2021, restructuring liabilities of approximately $15 million and $20 million, respectively, were included in Accounts payable, accrued expenses and other current liabilities in the Balance Sheets and the balance of the accrual was included in Non-current Other liabilities in the Balance Sheets.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. INVENTORIES, NET
The Company's inventories were comprised of the following:

	As of June 30,
	2022	2021
	(in millions)
Licensed programming, including prepaid sports rights	$975	$811
Owned programming	337	117
Total inventories, net	1,312	928
Less: current portion of inventories, net	(791)	(729)
Total non-current inventories, net	$521	$199

Owned programming
Released	$205	$48
In-process or other	132	69
Total	$337	$117
The following table presents the aggregate amortization expense related to inventories, net included in Operating Expenses in the Statement of Operations:

	For the years ended June 30,
	2022	2021
	(in millions)
Amortization expense	$5,379	$4,721
Based on the balance of inventories, net as of June 30, 2022, the estimated amortization expense for each of the succeeding three fiscal years is as follows:

	For the years ending June 30,
	2023	2024	2025
	(in millions)
Estimated amortization expense	$934	$164	$38
Inventories are evaluated for recoverability when an event or circumstance occurs that indicates that fair value may be less than unamortized costs. The Company will determine if there is an impairment by evaluating the fair value of the inventories, which are primarily supported by internal forecasts as compared to unamortized costs. The Company recognized impairments of approximately $50 million, nil and $95 million in fiscal 2022, 2021 and 2020, respectively, related to licensed and owned programming at the Cable Network Programming and Television segments, which were recorded in Operating expenses in the Statements of Operations.
NOTE 6. FAIR VALUE
In accordance with ASC 820, "Fair Value Measurement," fair value measurements are required to be disclosed using a three-tiered fair value hierarchy which distinguishes market participant assumptions into the following categories: (i) inputs that are quoted prices in active markets ("Level 1"); (ii) inputs other than quoted prices included within Level 1 that are observable, including quoted prices for similar assets or liabilities ("Level 2"); and (iii) inputs that require the entity to use its own assumptions about market participant assumptions ("Level 3").

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following tables present information about financial assets and redeemable noncontrolling interests carried at fair value on a recurring basis:

	Fair value measurements
	As of June 30, 2022
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$435	$435	(a)	$—	$—
Redeemable noncontrolling interests	(188)	—		—	(188)	(b)
Total	$247	$435		$—	$(188)

	Fair value measurements
	As of June 30, 2021
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$788	$788	(a)	$—	$—
Redeemable noncontrolling interests	(261)	—		—	(261)	(b)
Total	$527	$788		$—	$(261)

(a)	The investment categorized as Level 1 represents an investment in equity securities of Flutter with a readily determinable fair value (See Note 3—Acquisitions, Disposals and Other Transactions under the heading "Flutter" for further discussion).
(b)
The Company utilizes both the market and income approach valuation techniques for its Level 3 fair value measures. Inputs to such measures could include observable market data obtained from independent sources such as broker quotes and recent market transactions for similar assets. It is the Company's policy to maximize the use of observable inputs in the measurement of its Level 3 fair value measurements. To the extent observable inputs are not available, the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the liability. Examples of utilized unobservable inputs are future cash flows and long-term growth rates.

Redeemable Noncontrolling Interests
The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the years ended June 30,
	2022	2021	2020
	(in millions)
Beginning of year	$(261)	$(305)	$(189)
Acquisitions(a)	(58)	—	(109)
Net loss (income)	12	(25)	(33)
Redemption of noncontrolling interests(b)	—	135	—
Distributions	3	15	24
Accretion and other(c)	116	(81)	2
End of year	$(188)	$(261)	$(305)

(a)
The amount issued in fiscal 2022 was primarily due to the acquisition of an entertainment production company. The amount issued in fiscal 2020 was due to the Credible Acquisition (See Note 3—Acquisitions, Disposals and Other Transactions).

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

(c)
As a result of the expiration of a portion of the put rights held by the sports network minority shareholder during fiscal 2022 and 2020, approximately $110 million and $120 million, respectively, were reclassified into equity.

The fair values of the redeemable noncontrolling interests held in the entertainment production company and in Credible were determined by using discounted cash flow analysis and market-based valuation approach methodologies. Significant unobservable inputs used in the fair value measurements of the Company's redeemable noncontrolling interests are EBITDA (as defined in Note 17—Segment Information) projections and multiples. Significant increases (decreases) in multiples would result in a significantly higher (lower) fair value measurement.
The put right held by the Credible minority shareholder will become exercisable in fiscal 2025. The put right held by the entertainment production company's minority shareholder will become exercisable in fiscal 2027.
Financial Instruments
The carrying value of the Company's financial instruments, such as cash and cash equivalents, receivables, payables and investments, accounted for using the measurement alternative method in accordance with ASC 321, approximates fair value.

	As of June 30,
	2022	2021
	(in millions)
Borrowings
Fair value	$7,084	$9,474
Carrying value	$7,206	$7,951
Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market (a Level 1 measurement).
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company's assets measured at fair value on a nonrecurring basis include investments accounted for using the equity method and the measurement alternative method in accordance with ASC 321, long-lived assets, indefinite-lived intangible assets and goodwill. The Company reviews the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 measurements. In addition, investments accounted for using the measurement alternative method in accordance with ASC 321 are recorded at fair value as a result of observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. PROPERTY, PLANT AND EQUIPMENT, NET

	As of June 30,
	2022	2021
	(in millions)
Land	$199	$204
Buildings and leaseholds	1,284	1,319
Machinery and equipment	1,743	1,652
	3,226	3,175
Less: accumulated depreciation and amortization	(1,729)	(1,732)
	1,497	1,443
Construction in progress	185	265
Total property, plant and equipment, net	$1,682	$1,708
Depreciation and amortization related to Property, plant and equipment was $297 million, $237 million and $222 million for fiscal 2022, 2021 and 2020, respectively.
NOTE 8. GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying values of the Company's intangible assets and related accumulated amortization were as follows:

	Intangible assets not subject to amortization			Amortizable intangible assets, net(a)	Total intangible assets, net
	FCC licenses	Other	Total
	(in millions)
Balance, June 30, 2020	$2,250	$642	$2,892	$306	$3,198
Acquisitions(b)	—	—	—	19	19
Amortization	—	—	—	(63)	(63)
Balance, June 30, 2021	$2,250	$642	$2,892	$262	$3,154
Acquisitions(b)	—	—	—	71	71
Amortization and other	—	—	—	(68)	(68)
Balance, June 30, 2022	$2,250	$642	$2,892	$265	$3,157

(a)	Net of accumulated amortization of $292 million and $226 million as of June 30, 2022 and 2021, respectively.
(b)	See Note 3—Acquisitions, Disposals and Other Transactions under the heading "Acquisitions and Disposals."
Amortization related to finite-lived intangible assets was $66 million, $63 million and $36 million for fiscal 2022, 2021 and 2020, respectively.
Based on the balance of finite-lived intangible assets as of June 30, 2022, the estimated amortization expense for each of the succeeding five fiscal years is as follows:

	For the years ending June 30,
	2023	2024	2025	2026	2027
	(in millions)
Estimated amortization expense(a)	$65	$47	$34	$33	$30

(a)	These amounts may vary as acquisitions and dispositions occur in the future.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The changes in the carrying value of goodwill, by segment, are as follows:

	Cable Network Programming	Television	Other, Corporate and Eliminations	Total Goodwill
	(in millions)
Balance, June 30, 2020	$1,032	$2,155	$222	$3,409
Acquisitions(a)	32	—	—	32
Disposals(a)	(5)	—	(1)	(6)
Balance, June 30, 2021	$1,059	$2,155	$221	$3,435
Acquisitions and other(a)	—	86	33	119
Balance, June 30, 2022	$1,059	$2,241	$254	$3,554

(a)	See Note 3—Acquisitions, Disposals and Other Transactions under the heading "Acquisitions and Disposals."
The carrying amount of Television segment goodwill was net of accumulated impairments of $371 million as of June 30, 2022 and 2021.
NOTE 9. BORROWINGS
Public Debt - Senior Notes Issued
The Company has issued senior notes (the "Notes") under an Indenture, dated as of January 25, 2019, by and between the Company and The Bank of New York Mellon, as Trustee (the "2019 Indenture"). The Notes are direct unsecured obligations of the Company and rank pari passu with all other senior indebtedness of the Company, including the indebtedness under the Revolving Credit Agreement described below. Redemption may occur, at the option of the holders, at 101% of the principal amount plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. The Notes are subject to certain covenants, which, among other things, limit the Company's ability and the ability of the Company's subsidiaries, to create liens and engage in merger, sale or consolidation transactions. The 2019 Indenture does not contain any financial maintenance covenants.
In April 2020, the Company issued $1.2 billion of senior notes and used the net proceeds for general corporate purposes. In January 2019, the Company issued $6.8 billion of senior notes and used the net proceeds, together with available cash on its balance sheet, to fund the Dividend and to pay fees and expenses

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
incurred in connection with the issuance of such notes and the Separation and the Distribution (as summarized below).

	Outstanding as of June 30,
	2022	2021
	(in millions)
Public debt
3.666% senior notes due 2022	$—	$750
4.030% senior notes due 2024	1,250	1,250
3.050% senior notes due 2025	600	600
4.709% senior notes due 2029	2,000	2,000
3.500% senior notes due 2030	600	600
5.476% senior notes due 2039	1,250	1,250
5.576% senior notes due 2049	1,550	1,550
Total public debt	7,250	8,000
Less: unamortized discount and debt issuance costs	(44)	(49)
Total borrowings	$7,206	$7,951
Current Borrowings
Included in Borrowings within Current liabilities as of June 30, 2021 was $750 million of 3.666% senior notes which matured and were repaid in full in January 2022.
Revolving Credit Agreement
On March 15, 2019, the Company entered into a credit agreement (the "Revolving Credit Agreement") among the Company, as Borrower, the initial lenders named therein, the initial issuing banks named therein, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities Inc. and Goldman Sachs Bank USA, as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Morgan Stanley Bank, N.A., as Co-Documentation Agents, and the other parties party thereto. The Revolving Credit Agreement provides for a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of March 2024. Under the Revolving Credit Agreement, the Company may request an increase in the amount of the credit facility commitments up to a maximum facility amount of $1.5 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. The material terms of the Revolving Credit Agreement include the requirement that the Company maintain specific leverage ratios and limitations on indebtedness. In April 2020, the Company entered into an amendment to the Revolving Credit Agreement, which, among other things, deducts cash in excess of $500 million from indebtedness for purposes of calculating the operating income leverage ratio under the agreement. The interest rates and fees under the Revolving Credit Agreement are based on the Company's long-term senior unsecured non-credit enhanced debt ratings. Given the current credit ratings, the interest rate on borrowings under the Revolving Credit Agreement would be London Interbank Offered Rate ("LIBOR") plus 1.1% and the facility fee is 0.15%. As of June 30, 2022, there were no borrowings outstanding under the Revolving Credit Agreement.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. LEASES
Lessee Arrangements
The following amounts were recorded in the Company's Balance Sheet relating to its operating leases and other supplemental information:

	For the years ended June 30,
	2022	2021
	(in millions)
ROU assets	$477	$469
Lease liabilities
Current lease liabilities	$107	$92
Non-current lease liabilities	405	409
Total lease liabilities	$512	$501
Other supplemental information
Weighted average remaining lease term	9 years	8 years
Weighted average discount rate	3%	3%
The following table presents information about the Company's lease costs and supplemental cash flows information for leases:

	For the years ended June 30,
	2022	2021	2020
	(in millions)
Lease costs
Total lease costs(a)	$128	$126	$126
Supplemental cash flows information
Operating cash flows from operating leases	$116	$134	$166
ROU assets obtained in exchange for operating lease liabilities	$137	$49	$87

(a)
Total lease costs of $128 million, $126 million and $126 million for the years ended June 30, 2022, 2021 and 2020 are net of sublease income of approximately $15 million, $30 million and $50 million, respectively. Approximately $15 million and $40 million of the sublease income for the years ended June 30, 2021 and 2020, respectively, relates to office facilities that were subleased through November 2020 to News Corporation, a related party (see Note 13—Related Party Transactions).

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the lease payments relating to the Company's operating leases:

As of June 30, 2022
(in millions)
Fiscal Year
2023	$119
2024	116
2025	104
2026	57
2027	29
Thereafter	181
Total lease payments	606
Less: imputed interest	(94)
Present value of operating lease liabilities	$512
Lessor Arrangements
The Company's lessor arrangements primarily relate to its owned production and office facilities at the FOX Studio Lot, which is located in Los Angeles, California. The Company is responsible for the management of the FOX Studio Lot, which includes managing and providing facilities, studio operations, and production services. The Company leases production and office space on the FOX Studio Lot to 21CF for an initial term of seven years, subject to two five-year renewal options exercisable by 21CF. As a result, the FOX Studio Lot will predominantly be utilized by Disney productions until 2026. The Company will receive approximately $50 million annually in lease payments over the remaining lease term.
The Company recorded total lease income of approximately $60 million, $50 million, and $55 million for fiscal 2022, 2021 and 2020 respectively, which is included in Revenues in the Statements of Operations. The Company recognizes lease payments for operating leases as revenue on a straight-line basis over the lease term and variable lease payments as revenue in the period incurred.
NOTE 11. STOCKHOLDERS' EQUITY
Common Stock and Preferred Stock
The Company has two classes of common stock that are authorized and outstanding: Class A Common Stock and Class B Common Stock. As a general matter, holders of Class B Common Stock are entitled to one vote per share on all matters on which stockholders have the right to vote, including director elections. Holders of Class A Common Stock are entitled to vote only in the limited circumstances set forth in the Company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation").
As of June 30, 2022, there were approximately 16,700 holders of record of shares of Class A Common Stock and approximately 4,600 holders of record of shares of Class B Common Stock.
In the event of a liquidation or dissolution or winding up of the Company, after distribution in full of the preferential and/or other amounts to be distributed to the holders of shares of any outstanding series of preferred stock or series common stock, holders of Class A Common Stock and Class B Common Stock, to the extent fixed by the Board of Directors (the "Board") with respect thereto, are entitled to receive all of the remaining assets of the Company available for distribution to its stockholders, ratably in proportion to the number of shares held by Class A Common Stock holders and Class B Common Stock holders, respectively. In the event of any merger or consolidation with or into another entity, the holders of Class A Common Stock and the holders of Class B Common Stock generally are entitled to receive substantially identical per share consideration.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Under the Certificate of Incorporation, the Board is authorized to issue shares of preferred stock or common stock at any time, without stockholder approval, and to determine all the terms of those shares, including the following:
(i) the voting rights, if any, except that the issuance of preferred stock or series common stock which entitles holders thereof to more than one vote per share requires the affirmative vote of the holders of a majority of the combined voting power of the then outstanding shares of the Company's capital stock entitled to vote generally in the election of directors;
(ii) the dividend rate and preferences, if any, which that preferred stock or common stock will have compared to any other class; and
(iii) the redemption and liquidation rights and preferences, if any, which that preferred stock or common stock will have compared to any other class.
Any decision by the Board to issue preferred stock or common stock must, however, be taken in accordance with the Board's fiduciary duty to act in the best interests of the Company's stockholders. The Company is authorized to issue 35,000,000 shares of preferred stock, par value $0.01 per share and 35,000,000 shares of series common stock, par value $0.01 per share. The Board has the authority, without any further vote or action by the stockholders, to issue preferred stock and series common stock in one or more series and to fix the number of shares, designations, relative rights (including voting rights), preferences, qualifications and limitations of such series to the full extent permitted by Delaware law.
Stock Repurchase Program
The Board has authorized a stock repurchase program under which the Company can repurchase $4 billion of Class A Common Stock and Class B Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time. As of June 30, 2022, the Company's remaining stock repurchase authorization was approximately $1.4 billion.
Fiscal 2021
In connection with the stock repurchase program, the Company entered into two accelerated share repurchase ("ASR") agreements in August 2020 to repurchase $154 million of Class A Common Stock and $66 million of Class B Common Stock. In accordance with the ASR agreements, the Company paid a third-party financial institution $154 million and $66 million and received initial deliveries of approximately 4.7 million and 2.0 million shares of Class A Common Stock and Class B Common Stock, respectively, representing 80% of the shares expected to be repurchased under each ASR agreement, at a price of $26.00 and $26.01 per share, which was the Nasdaq closing share price of the Class A Common Stock and Class B Common Stock, respectively, on August 21, 2020. Upon settlement of the ASR agreements in September 2020, the Company received final deliveries of approximately 0.9 million and 0.4 million shares of Class A Common Stock and Class B Common Stock, respectively. The final number of shares purchased under the ASR agreements was determined using a price of $27.57 and $27.67 per share (the volume-weighted average market price of the Class A Common Stock and Class B Common Stock, respectively, during the terms of the ASR agreements less a discount applicable for the Class A Common Stock). The Company accounted for each ASR agreement as two separate transactions. The initial deliveries of Class A Common Stock and Class B Common Stock were accounted for as treasury stock transactions recorded on the acquisition date. The final settlements of Class A Common Stock and Class B Common Stock were accounted for as forward contracts indexed to the Class A Common Stock or Class B Common Stock, as applicable, and qualified as equity transactions.
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
In addition to the shares purchased under the ASR agreements, the Company repurchased shares of Class A Common Stock and Class B Common Stock in the open market during fiscal 2022, 2021 and 2020. Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.
The following table summarizes the Company's repurchases of its Class A Common Stock and Class B Common Stock:

	For the years ended June 30,
	2022	2021	2020
	(in millions)
Total cost of repurchases	$1,000	$1,001	$600
Total number of shares repurchased	27	31	17
Stockholders Agreement
The Company announced on November 6, 2019 that it had entered into a stockholders agreement with the Murdoch Family Trust pursuant to which the Company and the Murdoch Family Trust have agreed not to take actions that would result in the Murdoch Family Trust and Murdoch family members together owning more than 44% of the outstanding voting power of the shares of Class B Common Stock or would increase the Murdoch Family Trust's voting power by more than 1.75% in any rolling twelve-month period. The Murdoch Family Trust would forfeit votes to the extent necessary to ensure that the Murdoch Family Trust and the Murdoch family collectively do not exceed 44% of the outstanding voting power of the Class B shares, except where a Murdoch family member votes their own shares differently from the Murdoch Family Trust on any matter.
Dividends
The following table summarizes the dividends declared and paid per share on both the Company's Class A Common Stock and Class B Common Stock:

	For the years ended June 30,
	2022	2021	2020
Cash dividend per share	$0.48	$0.46	$0.46
Comprehensive Income (Loss)
Comprehensive income is reported in the Statements of Comprehensive Income and consists of Net income and Other comprehensive income (loss), including benefit plan adjustments, which affect stockholders' equity, and under GAAP, are excluded from Net income.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize the activity within Other comprehensive income (loss):

	For the year ended June 30, 2022
	Before tax	Tax benefit (provision)	Net of tax
	(in millions)
Benefit plan and cumulative translation adjustments
Unrealized gains	$100	$(25)	$75
Reclassifications realized in net income(a)	32	(8)	24
Cumulative translation adjustment	(7)	—	(7)
Other comprehensive income	$125	$(33)	$92

	For the year ended June 30, 2021
	Before tax	Tax benefit (provision)	Net of tax
	(in millions)
Benefit plan adjustments
Unrealized gains	$87	$(21)	$66
Reclassifications realized in net income(a)	45	(12)	33
Other comprehensive income	$132	$(33)	$99

	For the year ended June 30, 2020
	Before tax	Tax benefit (provision)	Net of tax
	(in millions)
Benefit plan adjustments and other
Unrealized losses	$(175)	$44	$(131)
Reclassifications realized in net income(a)	29	(7)	22
Other comprehensive loss	$(146)	$37	$(109)

(a)	Reclassifications of amounts related to benefit plan adjustments are included in Other, net in the Statements of Operations (See Note 15—Pension and Other Postretirement Benefits for additional information).
Accumulated other comprehensive loss
The following table summarizes the components of Accumulated other comprehensive loss, net of tax:

	As of June 30,
	2022	2021	2020
	(in millions)
Benefit plan adjustments and other	$(219)	$(318)	$(417)
Cumulative translation adjustment	(7)	—	—
Accumulated other comprehensive loss, net of tax	$(226)	$(318)	$(417)
NOTE 12. EQUITY-BASED COMPENSATION
2019 Shareholder Alignment Plan
The Company maintains the Fox Corporation 2019 Shareholder Alignment Plan (the "SAP"), under which equity-based compensation, including stock options (including performance-based stock options ("PSOs")), stock appreciation rights, restricted and unrestricted stock, RSUs, performance stock units "PSUs") and other

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
types of FOX equity awards may be granted. The Company's officers, directors and employees are eligible to participate in the SAP. The maximum number of shares of Class A Common Stock that may be issued under the SAP is 65 million shares. As of June 30, 2022, the remaining number of shares of Class A Common Stock available for issuance under the SAP was approximately 43 million.
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
Restricted Stock Units
RSUs are awards that represent the potential to receive shares of Class A Common Stock at the end of the applicable vesting period, subject to the terms and conditions of the SAP, the applicable award documents and such other terms and conditions as the Compensation Committee of the Board (the "Compensation Committee") may establish. RSUs awarded under the SAP are fair valued based upon the fair market value of Class A Common Stock on the grant date. Any person who holds RSUs has no ownership interest in the shares of Class A Common Stock to which such RSUs relate until and unless shares of Class A Common Stock are delivered to the holder.
In fiscal 2022, 2021 and 2020, a total of approximately 1.7 million, 2.2 million and 1.1 million RSUs were granted, respectively, which vest in equal annual installments over a three-year period subject to the participants' continued employment with the Company.
Performance Stock Units
PSUs are fair valued on the date of grant and expensed over the service period using a straight-line method as the awards cliff vest at the end of a three-year performance period. The Company also estimates the number of shares expected to vest which is based on management's determination of the probable outcome of the performance conditions, which requires considerable judgment. The Company records a cumulative adjustment in periods in which the Company's estimate of the number of shares expected to vest changes. Additionally, the Company ultimately adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. The number of shares that will be issued upon vesting of PSUs can range from 0% to 200% of the target award, based on the Company's three-year total shareholder return ("TSR") as measured against the three-year TSR of the companies that comprise the Standard and Poor's 500 Index and other performance measures. The fair value of the TSR condition is determined using a Monte Carlo simulation model.
In fiscal 2022, 2021 and 2020, a total of approximately 0.2 million, 0.3 million and 1.4 million PSUs were granted, respectively, which have a three-year performance measurement period. The awards are subject to the achievement of three pre-established objective performance measures determined by the Compensation Committee. The awards issued will be settled in shares of Class A Common Stock upon vesting and are subject to the participants' continued employment with the Company. Any person who holds PSUs has no ownership interest in the shares of Class A Common Stock to which such PSUs relate until and unless shares of Class A Common Stock are delivered to the holder. All shares of Class A Common Stock underlying awards that are cancelled or forfeited become available for future grants. Certain of these awards have a graded vesting provision and the expense recognition is accelerated.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity related to RSUs and target PSUs granted to the Company's employees to be settled in stock (RSUs and PSUs in thousands):

	Fiscal 2022		Fiscal 2021		Fiscal 2020
	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value
RSUs and PSUs
Unvested units at beginning of the year	5,695	$31.75	8,043	$29.98	7,660	$32.27
Granted	1,909	35.77	2,495	28.07	2,499	32.44
Vested	(2,417)	33.32	(4,654)	26.71	(1,862)	43.07
Cancelled	(135)	31.44	(189)	32.01	(254)	27.14
Unvested units at the end of the year(a)	5,052	$32.53	5,695	$31.75	8,043	$29.98

(a)	The intrinsic value of unvested RSUs and target PSUs as of June 30, 2022 was approximately $165 million.
Stock Options
Stock options are awards that entitle the holder to purchase a specified number of shares of Class A Common Stock at a specified price for a specified period of time and become exercisable over time, subject to the terms and conditions of the SAP, the applicable award documents and such other terms and conditions as the Compensation Committee of the Board may establish. Stock Options granted under the SAP were fair valued using a Black-Scholes option valuation model that uses the following assumptions: (i) expected volatility was generally based on historical volatility of the Company and the Company's peer group over the expected term of the stock options; (ii) expected term of stock options granted was generally determined by analyzing historical data of the Company's peer group and represented the period of time that stock options granted were expected to be outstanding; (iii) risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award; and (iv) expected dividend yield.
During fiscal 2020, the Company granted approximately 3.8 million stock options, which generally have a term of seven years and vest in equal annual installments over a three-year period subject to the participants' continued employment with the Company.
Performance-Based Stock Options
PSOs are awards that entitle the holder to purchase a specified number of shares of Class A Common Stock at a specified price for a specified period of time, contingent on the performance of the Class A Common Stock over a three-year period, subject to the terms and conditions of the SAP, the applicable award documents and such other terms and conditions as the Compensation Committee of the Board may establish. The PSOs granted under the SAP will vest in full only if the Company's Class A Common Stock exceeds the exercise price of the PSO by a certain threshold over a certain period of time during the performance period (the "market condition"). The PSOs were fair valued using a Monte Carlo simulation model that uses the following assumptions: (i) expected volatility; (ii) expected term; (iii) risk-free interest rate; and (iv) expected dividend yield. Compensation cost related to the PSO will be recognized even if the market condition is not met.
During fiscal 2022 and 2021, the Company granted approximately 4.0 million and 5.0 million PSOs, respectively. As the market condition has been met for fiscal 2022 and 2021, the PSOs will vest in full at the end of the applicable three-year performance period and have a term of seven years thereafter.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information about the Company's stock options and PSOs granted under the SAP during fiscal 2022, 2021 and 2020 (options in thousands).

	Fiscal 2022		Fiscal 2021		Fiscal 2020
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price

Outstanding at the beginning of the year	11,150	$32.09	6,809	$35.11	3,113	$40.25
Granted	3,990	34.83	5,003	27.52	3,838	30.87
Exercised(a)	(542)	31.94	(386)	27.21	—	—
Cancelled	(348)	30.38	(276)	30.44	(142)	33.37
Outstanding at the end of the year(b)	14,250	$32.90	11,150	$32.09	6,809	$35.11
Exercisable at the end of the year(c)	4,586	$37.13	3,981	$38.12	1,626	$39.30
Weighted average grant-date fair value of options granted		$7.48		$7.37		$6.87
Weighted average remaining contractual term of options outstanding at the end of the year		6.75 years		6.82 years		5.98 years
Weighted average remaining contractual term of options exercisable at the end of the year		3.89 years		4.81 years		5.50 years

(a)	During fiscal 2022 and fiscal 2021, the Company received approximately $17 million and $12 million, respectively, in cash payments from the exercise of stock options.
(b)	The intrinsic value of options outstanding as of June 30, 2022, 2021 and 2020 was $26.9 million, $65.6 million and $2.8 million, respectively.
(c)	The intrinsic value of options exercisable as of June 30, 2022, 2021 and 2020 was $3.1 million, $5.5 million and $0.7 million, respectively.
The fair value of each PSO and stock option grant is estimated on the date of grant with the following weighted average assumptions used for grants during fiscal 2022, 2021 and 2020:

	For the years ended June 30,
	2022	2021	2020
Expected volatility	35.00%	35.00%	26.66%
Risk-free interest rate	1.20%	0.66%	1.43%
Expected dividend yield	1.31%	1.67%	1.46%
Expected term	5.29 years	5.29 years	3.83 years

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company's equity-based compensation:

	For the years ended June 30,
	2022	2021	2020
	(in millions)
Equity-based compensation	$102	$147	$156
Intrinsic value of all settled equity-based awards	$97	$139	$47
Tax benefit on settled equity-based awards	$21	$23	$6
As of June 30, 2022, the Company's total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company's employees was approximately $50 million and is expected to be recognized over a weighted average period between one and two years.
NOTE 13. RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company enters into transactions with related parties to buy and/or sell programming and purchase and/or sell advertising.
For the years ended June 30, 2022, 2021 and 2020, the related party revenue and expense were not material (See Note 10—Leases for information related to office facilities that were subleased to News Corporation for fiscal 2020 and a portion of fiscal 2021 and Note 14—Commitments and Contingencies and Note 20—Additional Financial Information for information related to U.K. Newspaper Matters Indemnity obligation to News Corporation).
As of June 30, 2022 and 2021, the amounts due to related parties were $81 million and $59 million, respectively, which were included in Accounts payable, accrued expenses and other current liabilities in the Balance Sheets.
NOTE 14. COMMITMENTS AND CONTINGENCIES
The Company has commitments under certain firm contractual arrangements ("firm commitments") to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company's material firm commitments as of June 30, 2022:

	As of June 30, 2022
	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Borrowings	$7,250	$—	$1,850	$—	$5,400
Licensed programming	34,160	5,031	8,136	7,782	13,211
Other commitments and contractual obligations	709	305	269	119	16
Total commitments, borrowings and contractual obligations	$42,119	$5,336	$10,255	$7,901	$18,627
Licensed programming
Under the Company's contracts with the National Football League ("NFL"), the remaining future minimum payments for program rights to broadcast certain football games are payable over the remaining term of the contract through the 2033 NFL season. The NFL has a one-time right to terminate the agreement after the 2029 NFL season.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company's contract with Major League Baseball ("MLB") gives the Company rights to broadcast certain regular season and post-season games, as well as exclusive rights to broadcast MLB's World Series and All-Star Game through the 2028 MLB season.
The Company's contracts with the National Association of Stock Car Auto Racing ("NASCAR") give the Company rights to broadcast certain races and ancillary content through calendar year 2024.
Under the Company's contracts with certain collegiate conferences, remaining future minimum payments for program rights to broadcast certain sports events are payable over the remaining terms of the contracts.
Other commitments and contractual obligations
Primarily includes obligations relating to talent costs and television rating services agreements.
Pension and other postretirement benefits
In accordance with ASC 715, "Compensation—Retirement Benefits" ("ASC 715"), the total accrued net benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2022 was $461 million (See Note 15—Pension and Other Postretirement Benefits). This amount is affected by, among other items, statutory funding levels, changes in plan demographics and assumptions and investment returns on plan assets. Because of the current overall funded status of the Company's material plans, the accrued liability does not represent expected near-term liquidity needs and, accordingly, this amount is not included in the contractual obligations table.
Contingencies
FOX News
The Company's FOX News business and certain of its current and former employees have been subject to allegations of sexual harassment and discrimination on the basis of sex and race. The Company has resolved many of these claims and is contesting other claims in litigation. The Company has also received regulatory and investigative inquiries relating to these matters. To date, none of the amounts paid in settlements or reserved for pending or future claims is material, individually or in the aggregate, to the Company. The amount of additional liability, if any, that may result from these or related matters cannot be estimated at this time. However, the Company does not currently anticipate that the ultimate resolution of any such pending matters will have a material adverse effect on its business, financial condition, results of operations or cash flows.
U.K. Newspaper Matters Indemnity
In connection with the separation of 21CF and News Corporation in June 2013 (the "21CF News Corporation Separation"), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the "U.K. Newspaper Matters Indemnity"). In accordance with the Separation Agreement, the Company assumed certain costs and liabilities related to the U.K. Newspaper Matters Indemnity. The liability recorded in the Balance Sheets related to the indemnity was approximately $65 million and $55 million as of June 30, 2022 and 2021, respectively.
Defamation and Disparagement Claims
From time to time, the Company and its news businesses, including FOX News Media and the FOX Television Stations, and their employees are subject to lawsuits alleging defamation or disparagement. These include lawsuits filed by Smartmatic USA Corp. and certain of its affiliates (collectively, "Smartmatic") in February 2021 and Dominion Voting Systems, Inc. and certain of its affiliates (collectively, "Dominion") in March 2021. The Company believes these lawsuits, including the Smartmatic and Dominion matters, are without merit and intends to defend against them vigorously. To date, none of the amounts the Company has paid in

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
settlements of defamation or disparagement claims or reserved for pending or future claims are material, individually or in the aggregate, to the Company. The amount of additional liability, if any, that may result from these or related matters cannot be estimated at this time. However, the Company does not currently anticipate that the ultimate resolution of any such pending matters will have a material adverse effect on its business, financial condition, results of operations or cash flows.
Other
The Company establishes an accrued liability for legal claims and indemnification claims when the Company determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company's results of operations and financial condition. For the contingencies disclosed above for which there is at least a reasonable possibility that a loss may be incurred, other than the accrual provided, the Company was unable to estimate the amount of loss or range of loss.
The Company's operations are subject to tax primarily in various domestic jurisdictions and as a matter of course, the Company is regularly audited by federal and state tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. Each member of the 21CF consolidated group, which includes 21CF, the Company (prior to the Distribution) and 21CF's other subsidiaries, is jointly and severally liable for the U.S. federal income and, in certain jurisdictions, state tax liabilities of each other member of the consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21CF consolidated group. The tax matters agreement entered into in connection with the Separation requires 21CF and/or Disney to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the IRS in amounts that the Company cannot quantify.
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
Pension and postretirement plans that are sponsored by the Company are accounted for as defined benefit pension plans. Accordingly, the funded and unfunded position of each plan is recorded in the Balance Sheets. Actuarial gains and losses that have not yet been recognized through income are recorded in Accumulated other comprehensive loss net of taxes, and they are systematically amortized as a component of net periodic benefit cost in accordance with ASC 715. The Company's benefit obligation for the plans is calculated using assumptions which the Company reviews on a regular basis. The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2022, 2021 and 2020.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The following table sets forth the change in the projected benefit obligation, change in the fair value of plan assets and funded status for the Company's pension and postretirement benefit plans:

	Pension benefits		Postretirement benefits
	As of June 30,
	2022	2021	2022	2021
	(in millions)
Projected benefit obligation, beginning of the year	$1,468	$1,409	$98	$104
Service cost	38	38	1	2
Interest cost	30	30	2	2
Benefits paid	(22)	(23)	(4)	(4)
Settlements(a)	(56)	(51)	—	—
Actuarial (gains) losses(b)	(256)	65	(46)	(6)
Other	1	—	2	—
Projected benefit obligation, end of the year	1,203	1,468	53	98
Change in the fair value of plan assets for the Company's benefit plans:
Fair value of plan assets, beginning of the year	972	788	—	—
Actual return on plan assets	(152)	195	—	—
Employer contributions	59	63	4	4
Benefits paid	(22)	(23)	(4)	(4)
Settlements(a)	(56)	(51)	—	—
Fair value of plan assets, end of the year	801	972	—	—
Funded status(c)	$(402)	$(496)	$(53)	$(98)
Grantor Trust assets(c)	$270	$304	$—	$—

(a)	Represents the full settlement of former employees' deferred pension benefit obligations through lump sum payments.
(b)	Actuarial (gains) for June 30, 2022 were mainly due to a change in the discount rate assumption utilized in measuring plan obligations. Actuarial losses for June 30, 2021 were mainly due to a change in the discount rate assumption utilized in measuring plan obligations and changes to other economic assumptions and demographic experience.
(c)	The Company has established an irrevocable grantor trust (the "Grantor Trust"), administered by an independent trustee, with the intention of making cash contributions to the Trust to fund certain future pension benefit obligations of the Company. The assets in the Grantor Trust are unsecured funds of the Company and can be used to satisfy the Company's obligations in the event of bankruptcy or insolvency.
Amounts recognized in the Balance Sheets consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2022	2021	2022	2021
	(in millions)
Pension assets	$6	$4	$—	$—
Accrued pension liabilities	(408)	(500)	(53)	(98)
Net amount recognized	$(402)	$(496)	$(53)	$(98)

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Amounts recognized in Accumulated other comprehensive loss, before tax, consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2022	2021	2022	2021
	(in millions)
Actuarial losses (gains)	$322	$409	$(33)	$13
Prior service cost	3	2	—	—
Net amounts recognized	$325	$411	$(33)	$13
Accumulated pension benefit obligations as of June 30, 2022 and 2021 were $1,069 million and $1,319 million, respectively. For the funded plans, as of June 30, 2022, the projected benefit obligation exceeds the fair value of plan assets except for one plan that has assets of $81 million, a projected benefit obligation of $75 million and an accumulated benefit obligation of $75 million. Information about funded and unfunded pension plans is presented below:

	Funded plans		Unfunded plans
	As of June 30,
	2022	2021	2022		2021
	(in millions)
Projected benefit obligation	$930	$1,150	$273		$318
Accumulated benefit obligation	801	1,010	268		309
Fair value of plan assets	801	972	—	(a)	—	(a)

(a)	The fair value of the assets in the Grantor Trust as of June 30, 2022 and 2021 was $270 million and $304 million, respectively.
Information about funded and unfunded pension plans in which the accumulated benefit obligation exceeds fair value of the plan assets is presented below.

	Funded plans		Unfunded plans
	As of June 30,
	2022	2021	2022		2021
	(in millions)
Projected benefit obligation	$807	$990	$273		$318
Accumulated benefit obligation	683	854	268		309
Fair value of plan assets	675	811	—	(a)	—	(a)

(a)	The fair value of the assets in the Grantor Trust as of June 30, 2022 and 2021 was $270 million and $304 million, respectively.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The components of net periodic benefit costs were as follows:

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2022	2021	2020	2022	2021	2020
	(in millions)
Service cost	$38	$38	$35	$1	$2	$2
Interest cost	30	30	39	2	2	3
Expected return on plan assets	(50)	(50)	(55)	—	—	—
Amortization of deferred losses	31	44	28	1	1	1
Other	3	2	1	—	—	—
Net periodic benefit costs	$52	$64	$48	$4	$5	$6
The components of net periodic benefit costs other than the service cost component are included in Other, net in the Statements of Operations.

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2022	2021	2020	2022	2021	2020
Additional information
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.8%	2.7%	2.8%	4.8%	2.7%	2.8%
Weighted-average assumptions used to determine net periodic benefit costs
Discount rate for service cost	2.8%	2.9%	3.7%	2.9%	3.0%	3.8%
Discount rate for interest cost	2.1%	2.2%	3.2%	2.2%	2.2%	3.2%
Expected return on plan assets	5.1%	6.5%	7.0%	N/A	N/A	N/A

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
The following assumed health care cost trend rates as of June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	Fiscal 2022	Fiscal 2021
Health care cost trend rate	5.8%	6.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0%	4.0%
Year that the rate reaches the ultimate trend rate	2047	2047
The following table sets forth the estimated benefit payments and estimated settlements for the next five fiscal years and in aggregate for the five fiscal years thereafter. These payments are estimated based on the

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
same assumptions used to measure the Company's benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected benefit payments
	Pension benefits	Postretirement benefits
	(in millions)
Fiscal year
2023	$61	$4
2024	64	4
2025	65	4
2026	65	4
2027	69	4
2028-2032	395	19
The above table presents expected benefit payments for the postretirement benefits net of a nominal amount of U.S. Medicare subsidy receipts per year.
Plan Assets and Grantor Trust
The following tables present Plan assets for the Company's funded pension plans and Grantor Trust assets to fund certain future unfunded pension benefit obligations of the Company. The assets are classified by level within the fair value hierarchy, as described in Note 6—Fair Value, as of June 30, 2022 and 2021:

	As of June 30, 2022
		Fair value measurements at reporting date using		Assets measured
	Total	Level 1	Level 2	at NAV(a)
	(in millions)
PENSION PLAN ASSETS
Pooled funds(b)
Money market funds	$20	$20	$—	$—
Domestic equity funds	82	82	—	—
Domestic fixed income funds(c)	381	381	—	—
International equity funds	133	133	—	—
Balanced funds	78	78	—	—
U.S. common stocks(d)	43	43	—	—
Partnership interests	33	—	—	33
Exchange traded equity funds(d)	32	32	—	—
Other(e)	(1)	(1)	—	—
Total fair value of plan assets	$801	$768	$—	$33

GRANTOR TRUST ASSETS
Balanced funds(b)	$234	$234	$—	$—
Partnership interests	16	—	—	16
Other(e)	20	20	—	—
Total fair value of Grantor Trust assets	$270	$254	$—	$16

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2021
		Fair value measurements at reporting date using		Assets measured
	Total	Level 1	Level 2	at NAV(a)
	(in millions)
PENSION PLAN ASSETS
Pooled funds(b)
Money market funds	$22	$22	$—	$—
Domestic equity funds	67	67	—	—
Domestic fixed income funds(c)	355	355	—	—
International equity funds	193	193	—	—
International fixed income funds(c)	28	28	—	—
Balanced funds	93	93	—	—
U.S. common stocks(d)	136	136	—	—
Partnership interests	10	—	—	10
Exchange traded funds(d)	67	67	—	—
Other(e)	1	—	1	—
Total fair value of plan assets	$972	$961	$1	$10

GRANTOR TRUST ASSETS
Balanced funds(b)	$267	$267	$—	$—
Partnership interests	17	—	—	17
Other(e)	20	20	—	—
Total fair value of Grantor Trust assets	$304	$287	$—	$17

(a)	Investments that are measured at fair value using the net asset value ("NAV") per share (or its equivalent) as a practical expedient are excluded from the fair value hierarchy disclosure. These investments have monthly liquidity.
(b)	Pooled funds that have a readily determinable fair value are valued at the regularly published NAV.
(c)	Domestic fixed income funds and international fixed income funds consist primarily of investment grade securities.
(d)	Exchange traded funds and common stock investments that are publicly traded are valued at the closing price reported on active markets in which the securities are traded.
(e)	Includes cash and cash equivalents, plan receivables and payables and certain other fixed income investments.
The investment objective for the funded pension plans is to grow assets to decrease the deficit and protect improvements in funded status. The asset allocation strategy will change over time by shifting assets from return seeking assets to liability hedging assets upon the achievement of certain funding milestones. The target asset allocation on June 30, 2022 is 50% return seeking assets and 50% liability hedging assets which is consistent with the actual asset allocation as of June 30, 2022. Return seeking assets are diversified across multiple asset classes and liability hedging assets are managed to correlate highly with the pension liabilities to reduce interest rate risk. Assets are generally managed by external investment managers. The expected long-term rate of return on asset assumption is determined using the current target asset allocation and applying expected future returns for the various asset classes and correlations amongst the asset classes.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The funded plans weighted-average asset allocation, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2022	2021
Asset Category
Equity investments	37%	48%
Fixed income investments, including cash	52	42
Other	11	10
Total	100%	100%
Required pension plan contributions for the next fiscal year are not expected to be material; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.
Defined Contribution Plans
The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $58 million, $49 million and $44 million for fiscal 2022, 2021 and 2020, respectively.
NOTE 16. INCOME TAXES
Income before income tax expense was attributable primarily to the U.S. jurisdiction. Significant components of the Company's provision for income taxes were as follows:

	For the years ended June 30,
	2022	2021	2020
	(in millions)
U.S.
Federal	$88	$181	$110
State, local and other	31	2	9
Total current	119	183	119
Deferred	342	534	283
Provision for income taxes	$461	$717	$402

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation of income tax computed at the statutory rate to income tax expense was:

	For the years ended June 30,
	2022	2021	2020
U.S. federal income tax rate	21%	21%	21%
State and local taxes	4	4	4
Nondeductible compensation	1	1	2
Valuation allowance movements	—	—	1
Adjustments for tax matters, net	—	(1)	(1)
Return to accrual(a)	2	—	—
Other	(1)	—	—
Effective tax rate	27%	25%	27%

(a)	Primarily attributable to a remeasurement of the Company's net deferred tax assets associated with changes in the mix of jurisdictional earnings.
The following is a summary of the components of the deferred tax accounts:

	As of June 30,
	2022	2021
	(in millions)
Deferred tax assets
Basis difference(a)	$3,371	$3,676
Operating lease liabilities	123	121
Pension benefit obligations	34	64
Equity-based compensation	30	33
Accrued liabilities	—	37
Net operating loss carryforwards	31	18
Other	104	117
Total deferred tax assets	3,693	4,066
Deferred tax liabilities
Operating lease ROU assets	(116)	(114)
Accrued liabilities	(2)	—
Sports rights contracts	(108)	(108)
Total deferred tax liabilities	(226)	(222)
Net deferred tax asset before valuation allowance	3,467	3,844
Less: valuation allowance	(34)	(24)
Total net deferred tax assets(b)	$3,433	$3,820

(a)
As a result of the Separation and the Distribution, which was a taxable transaction for which the estimated tax liability of $5.8 billion was included in the Transaction Tax paid by the Company, FOX obtained a tax basis in its assets equal to their respective fair market values. This amount includes the additional estimated deferred tax asset recorded as a result of the increased tax basis (See Note 1—Description of Business and Basis of Presentation under the heading "Basis of Presentation").

(b)	Includes a $7 million and $2 million deferred tax liability recorded in Other liabilities on the Consolidated Balance Sheet as of June 30, 2022 and 2021, respectively.
As of June 30, 2022, the Company had $31 million of tax attributes from net operating loss carryforwards available to offset future taxable income. A substantial portion of these losses can be carried forward indefinitely.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The net increase in the valuation allowance to $34 million as of June 30, 2022 was primarily due to the additional valuation allowance required on net operating loss carryforwards not expected to be utilized, partially offset by the release from the utilization of a capital loss carryforward.
The following table sets forth the change in the uncertain tax positions, excluding interest and penalties:

	For the years ended June 30,
	2022		2021		2020
	(in millions)
Balance, beginning of year	$30		$73		$94
Additions for prior year tax positions	1		—		1
Additions for current year tax positions	2		2		2
Reduction for prior year tax positions	(5)	(a)	(45)	(a)	(24)	(a)
Balance, end of year	$28		$30		$73

(a)
The reduction for prior year tax positions in fiscal 2022 of $5 million is primarily from the expiration of statutes of limitations. The reduction for prior year tax positions in fiscal 2021 includes $31 million from the settlement of audits and $14 million from the expiration of statutes of limitations. The reduction for prior year tax positions in fiscal 2020 includes $21 million from the expiration of statutes of limitations.

The Company recognizes interest and penalty charges related to uncertain tax positions as income tax (expense) benefit. The Company recorded liabilities for accrued interest of $11 million as of June 30, 2022 and 2021 and the amounts of interest income/expense recorded in each of fiscal 2022, 2021 and 2020 were not material.
The Company is subject to tax primarily in various domestic jurisdictions and, as a matter of ordinary course, the Company is regularly audited by federal and state tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not anticipate that the resolution of these pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. The net decrease to the balance of uncertain tax positions in fiscal 2022 is primarily attributable to state matters. The Company does not expect significant changes to these positions over the next 12 months. As of June 30, 2022 and 2021, $22 million and $24 million, respectively, would affect the Company's effective income tax rate if the Company's position with respect to the uncertainties is sustained.
NOTE 17. SEGMENT INFORMATION
The Company is a news, sports and entertainment company, which manages and reports its businesses in the following segments:
•Cable Network Programming, which produces and licenses news and sports content distributed through traditional cable television systems, direct broadcast satellite operators and telecommunication companies ("traditional MVPDs"), virtual multi-channel video programming distributors ("virtual MVPDs") and other digital platforms, primarily in the U.S.
•Television, which produces, acquires, markets and distributes programming through the FOX broadcast network, advertising supported video-on-demand ("AVOD") service TUBI, 29 full power broadcast television stations, including 11 duopolies, and other digital platforms, primarily in the U.S. Eighteen of the broadcast television stations are affiliated with the FOX Network, 10 are affiliated with MyNetworkTV and one is an independent station.
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company's operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income before depreciation and amortization, or Segment EBITDA. Due to the integrated nature of these operating segments, estimates and judgments are made in allocating certain assets, revenues and expenses.
Segment EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment and restructuring charges, Interest expense, net, Other, net and Income tax expense. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company's business segments because it is the primary measure used by the Company's chief operating decision maker to evaluate the performance of and allocate resources to the Company's businesses.
The following tables set forth the Company's Revenues and Segment EBITDA for fiscal 2022, 2021 and 2020:

	For the years ended June 30,
	2022	2021	2020
	(in millions)
Revenues
Cable Network Programming	$6,097	$5,683	$5,492
Television	7,685	7,048	6,661
Other, Corporate and Eliminations	192	178	150
Total revenues	$13,974	$12,909	$12,303
Segment EBITDA
Cable Network Programming	$2,934	$2,876	$2,706
Television	347	555	430
Other, Corporate and Eliminations	(326)	(344)	(357)
Amortization of cable distribution investments	(18)	(22)	(24)
Depreciation and amortization	(363)	(300)	(258)
Impairment and restructuring charges	—	(35)	(451)
Interest expense, net	(371)	(391)	(334)
Other, net	(509)	579	(248)
Income before income tax expense	1,694	2,918	1,464
Income tax expense	(461)	(717)	(402)
Net income	1,233	2,201	1,062
Less: Net income attributable to noncontrolling interests	(28)	(51)	(63)
Net income attributable to Fox Corporation stockholders	$1,205	$2,150	$999

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Revenues by Segment by Component

	For the years ended June 30,
	2022	2021	2020
	(in millions)
Cable Network Programming
Affiliate fee	$4,205	$3,995	$3,870
Advertising	1,462	1,337	1,164
Other	430	351	458
Total Cable Network Programming revenues	6,097	5,683	5,492
Television
Advertising	4,440	4,094	4,169
Affiliate fee	2,673	2,440	2,038
Other	572	514	454
Total Television revenues	7,685	7,048	6,661
Other, Corporate and Eliminations	192	178	150
Total revenues	$13,974	$12,909	$12,303
For fiscal 2022, 2021 and 2020, the Company had no individual customers that accounted for 10% or more of Revenues.

	For the years ended June 30,
	2022	2021	2020
	(in millions)
Depreciation and amortization
Cable Network Programming	$60	$55	$59
Television	112	104	73
Other, Corporate and Eliminations	191	141	126
Total depreciation and amortization	$363	$300	$258

	For the years ended June 30,
	2022	2021	2020
	(in millions)
Capital expenditures
Cable Network Programming	$67	$53	$43
Television	104	100	72
Other, Corporate and Eliminations	136	331	244
Total capital expenditures	$307	$484	$359

	As of June 30,
	2022	2021
	(in millions)
Assets
Cable Network Programming	$2,682	$2,577
Television	7,915	7,305
Other, Corporate and Eliminations	11,010	12,145
Investments	578	899
Total assets	$22,185	$22,926

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30,
	2022	2021
	(in millions)
Goodwill and intangible assets, net
Cable Network Programming	$1,322	$1,324
Television	4,671	4,582
Other, Corporate and Eliminations	718	683
Total goodwill and intangible assets, net	$6,711	$6,589
NOTE 18. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	For the years ended June 30,
	2022	2021	2020
	(in millions, except per share amounts)
Net income attributable to Fox Corporation stockholders	$1,205	$2,150	$999
Weighted average shares - basic	566	591	613
Shares issuable under equity-based compensation plans(a)	4	4	3
Weighted average shares - diluted	570	595	616
Net income attributable to Fox Corporation stockholders per share - basic	$2.13	$3.64	$1.63
Net income attributable to Fox Corporation stockholders per share - diluted	$2.11	$3.61	$1.62

(a)	Weighted average common shares include the incremental shares that would be issued upon the assumed vesting of RSUs, PSUs and stock options (including PSOs) if the effect is dilutive (See Note 12—Equity-Based Compensation).
NOTE 19. VALUATION AND QUALIFYING ACCOUNTS

	Balance as of beginning of year	Additions	Utilization	Other	Balance as of end of year
	(in millions)
FISCAL 2022
Allowances for doubtful accounts	$(77)	$(2)	$19	$6	$(54)
Deferred tax valuation allowance	(24)	(23)	13	—	(34)

FISCAL 2021
Allowances for doubtful accounts	$(93)	$(4)	$11	$9	$(77)
Deferred tax valuation allowance	(20)	(9)	5	—	(24)

FISCAL 2020
Allowances for doubtful accounts	$(35)	$(63)	$5	$—	$(93)
Deferred tax valuation allowance	(6)	(19)	5	—	(20)

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20. ADDITIONAL FINANCIAL INFORMATION
Interest expense, net
The following table sets forth the components of Interest expense, net included in the Statements of Operations:

	For the years ended June 30,
	2022	2021	2020
	(in millions)
Interest expense	$(377)	$(395)	$(369)
Interest income	6	4	35
Interest expense, net	$(371)	$(391)	$(334)
Other, net
The following table sets forth the components of Other, net included in the Statements of Operations:

	For the years ended June 30,
	2022	2021	2020
	(in millions)
Net (losses) gains on investments in equity securities(a)	$(386)	$258	$14
U.K. Newspaper Matters Indemnity(b)	(81)	(64)	(90)
Transaction costs(c)	(69)	421	(125)
Other	27	(36)	(47)
Total other, net	$(509)	$579	$(248)

(a)	Net (losses) gains on investments in equity securities for fiscal 2022 and 2021 included the (losses) gains related to the changes in fair value of the Company's investment in Flutter (See Note 6—Fair Value). Net (losses) gains on investments in equity securities for fiscal 2020 included the loss related to the change in fair value of the Company's investment in Roku, which was sold in March 2020 (See Note 3—Acquisitions, Disposals and Other Transactions under the heading "Roku").
(b)	See Note 14—Commitments and Contingencies under the heading "U.K. Newspaper Matters Indemnity."
(c)
The transaction costs for fiscal 2021 are primarily related to the partial settlement from Disney of $462 million related to the reimbursement of the Company's prepayment of its share of the Divestiture Tax (See Note 1—Description of Business and Basis of Presentation). The transaction costs for fiscal 2020 are primarily related to the Separation and the Distribution, which includes retention related cost, and costs associated with the profits participants litigation (See Note 14—Commitments and Contingencies under the heading "Profits Participants Litigation" to the financial statements included within the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2021 as filed with the SEC on August 10, 2021).

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of June 30,
	2022	2021
	(in millions)
Investments(a)	$578	$899
Inventories, net	521	199
Operating lease ROU assets	477	469
Grantor Trust	270	304
Other	225	187
Total other non-current assets	$2,071	$2,058

(a)	Includes investments accounted for at fair value on a recurring basis of $435 million and $788 million as of June 30, 2022 and 2021, respectively (See Note 6—Fair Value).
Accounts Payable, Accrued Expenses and Other Current Liabilities
The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of June 30,
	2022	2021
	(in millions)
Accrued expenses	$992	$1,077
Programming payable	686	659
Deferred revenue	209	196
Operating lease liabilities	107	92
Other current liabilities	302	229
Total accounts payable, accrued expenses and other current liabilities	$2,296	$2,253
Other Liabilities
The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of June 30,
	2022	2021
	(in millions)
Accrued non-current pension/postretirement liabilities	$447	$586
Non-current operating lease liabilities	405	409
Other non-current liabilities	268	341
Total other liabilities	$1,120	$1,336
Future Performance Obligations
As of June 30, 2022, approximately $4.5 billion of revenues are expected to be recognized primarily over the next one to three years. The Company's most significant remaining performance obligations relate to affiliate contracts, sports advertising contracts and content licensing contracts with fixed fees. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.
Supplemental Information

	For the years ended June 30,
	2022	2021	2020
	(in millions)
Supplemental cash flows information
Cash paid for interest	$(383)	$(390)	$(355)
Cash paid for income taxes	$(209)	$(225)	$(88)

Supplemental information on acquisitions
Fair value of assets acquired, excluding cash	$348	$49	$1,254
Cash acquired	9	—	41
Liabilities assumed	(47)	2	(84)
Redeemable noncontrolling interests issued	(5)	—	(109)
Cash paid	(252)	(51)	(1,102)
Fair value of equity instruments issued as consideration to third parties(a)	53	—	—
Issuance of subsidiary common units	(53)	—	—
Fair value of equity instruments consideration	$—	$—	$—

(a)	Includes Redeemable noncontrolling interests.
NOTE 21. SUBSEQUENT EVENTS
Subsequent to June 30, 2022, the Company increased its semi-annual dividend and declared a semi-annual dividend of $0.25 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on September 28, 2022 with a record date for determining dividend entitlements of August 31, 2022.
Subsequent to June 30, 2022, the Company repurchased a total of approximately 1.5 million shares of Common Stock for $50 million in the open market.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Annual Report on Internal Control Over Financial Reporting
Management's report and the report of the independent registered public accounting firm thereon are set forth on pages 59 and 60, respectively, and are incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
Not applicable.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEMS 10, 11, 12, 13 AND 14.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE; PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company's Definitive Proxy Statement to be filed in connection with its 2022 Annual Meeting of Stockholders pursuant to Regulation 14A.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this Annual Report:
1.The Company's Consolidated Financial Statements required to be filed as part of this Annual Report and the Reports of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.
2.All other financial statement schedules are omitted because the required information is not applicable or because the information called for is included in the Company's Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.
3.The exhibits listed on the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.
EXHIBIT INDEX

Number	Description
2.1
Separation Agreement, dated as of March 19, 2019, between Twenty-First Century Fox, Inc. and Fox Corporation (the "Registrant") (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated March 14, 2019 and filed with the Securities and Exchange Commission (the "SEC") on March 19, 2019 (the "March 14, 2019 Form 8-K"). ѱ

2.2
Tax Matters Agreement, dated as of March 19, 2019, between Twenty-First Century Fox, Inc., the Registrant and The Walt Disney Company (incorporated herein by reference to Exhibit 2.2 to the March 14, 2019 Form 8-K). ѱ

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the March 14, 2019 Form 8-K).

3.2
Amended and Restated By-laws of Fox Corporation (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 8, 2022 and filed with the SEC on February 9, 2022).

4.1
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2020 and filed with the SEC on August 10, 2020).

4.2
Indenture, dated as of January 25, 2019, between the Registrant and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form 10-12B/A filed with the SEC on January 25, 2019).

10.1	Fox Corporation 2019 Shareholder Alignment Plan (incorporated herein by reference to Exhibit 10.1 to the March 14, 2019 Form 8-K).+

10.2	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.2 to the March 14, 2019 Form 8-K).+

10.3	Form of Fox Corporation 2019 Shareholder Alignment Plan Restricted Stock Unit Terms and Conditions (incorporated herein by reference to Exhibit 10.3 to the March 14, 2019 Form 8-K).+

10.4	Form of Fox Corporation 2019 Shareholder Alignment Plan Non-Qualified Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10.4 to the March 14, 2019 Form 8-K).+

10.5	Form of Employment Agreement (incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (the "March 2019 Form 10-Q")).+

10.6	Letter Agreement between Lachlan K. Murdoch and News Corporation dated November 17, 2008 (incorporated herein by reference to Exhibit 10.6 to the March 2019 Form 10-Q).+

10.7
Letter Agreements between John P. Nallen and News Corporation dated January 1, 2005 and November 17, 2008, as amended through June 3, 2013 (incorporated herein by reference to Exhibit 10.7 to the March 2019 Form 10-Q).+

10.8	Form of Consent Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 22, 2020 and filed with the SEC on April 22, 2020).+

10.9	Form of Employment Agreement Amendment (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2021.+

10.10
Credit Agreement, dated as of March 15, 2019, among the Registrant, as Borrower, the initial lenders named therein, the initial issuing banks named therein, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities Inc. and Goldman Sachs Bank USA, as Co-Syndication Agents, JP Morgan Chase Bank, N.A. and Morgan Stanley Bank, N.A., as Co-Documentation Agents, and Citibank, N.A., Deutsche Bank Securities Inc., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 15, 2019 and filed with the SEC on March 15, 2019). ѱ

10.11
First Amendment to Credit Agreement, dated as of April 1, 2020, among the Registrant, the lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 31, 2020 and filed with the SEC on April 2, 2020).

10.12
Stockholders Agreement, dated as of November 6, 2019, by and between the Registrant and the Murdoch Family Trust (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 5, 2019 and filed with the SEC on November 6, 2019).

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2022, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2022, 2021 and 2020; (iii) Consolidated Balance Sheets as of June 30, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2022, 2021 and 2020; (v) Consolidated Statements of Equity for the fiscal years ended June 30, 2022, 2021 and 2020 and (vi) Notes to the Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

ѱ	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
*	Filed herewith.
+	This exhibit is a management contract or compensatory plan or arrangement.
**	Furnished herewith.
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
Date: August 12, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ LACHLAN K. MURDOCH	Executive Chair and Chief Executive Officer (Principal Executive Officer)	August 12, 2022
Lachlan K. Murdoch
/S/ STEVEN TOMSIC	Chief Financial Officer (Principal Financial and Accounting Officer)	August 12, 2022
Steven Tomsic
/S/ K. RUPERT MURDOCH	Chair	August 12, 2022
K. Rupert Murdoch
/S/ WILLIAM A. BURCK	Director	August 12, 2022
William A. Burck
/S/ CHASE CAREY	Director	August 12, 2022
Chase Carey
/S/ ANNE DIAS	Director	August 12, 2022
Anne Dias
/S/ ROLAND A. HERNANDEZ	Director	August 12, 2022
Roland A. Hernandez
/S/ JACQUES NASSER	Director	August 12, 2022
Jacques Nasser
/S/ PAUL D. RYAN	Director	August 12, 2022
Paul D. Ryan