Form 10-Q
period 2022-09-30
Fox Corp
filed 2022-11-01
CIK 1754301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 28, 2022, 302,474,619 shares of Class A Common Stock, par value $0.01 per share, and 240,218,963 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

FOX CORPORATION
FORM 10-Q

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended September 30,
	2022	2021
Revenues	$3,192	$3,045
Operating expenses	(1,656)	(1,571)
Selling, general and administrative	(448)	(415)
Depreciation and amortization	(99)	(79)
Interest expense, net	(68)	(97)
Other, net	(76)	69
Income before income tax expense	845	952
Income tax expense	(232)	(244)
Net income	613	708
Less: Net income attributable to noncontrolling interests	(8)	(7)
Net income attributable to Fox Corporation stockholders	$605	$701

EARNINGS PER SHARE DATA

Weighted average shares:
Basic	550	575
Diluted	552	578

Net income attributable to Fox Corporation stockholders per share:
Basic	$1.10	$1.22
Diluted	$1.10	$1.21
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	For the three months ended September 30,
	2022	2021
Net income	$613	$708
Other comprehensive (loss) income, net of tax:
Benefit plan adjustments and other	(2)	6
Other comprehensive (loss) income, net of tax	(2)	6
Comprehensive income	611	714
Less: Net income attributable to noncontrolling interests(a)	(8)	(7)
Comprehensive income attributable to Fox Corporation stockholders	$603	$707

(a)
Net income attributable to noncontrolling interests includes $(5) million and $(1) million for the three months ended September 30, 2022 and 2021, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of September 30, 2022	As of June 30, 2022
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$4,950	$5,200
Receivables, net	2,268	2,128
Inventories, net	1,020	791
Other	257	162
Total current assets	8,495	8,281
Non-current assets
Property, plant and equipment, net	1,681	1,682
Intangible assets, net	3,135	3,157
Goodwill	3,550	3,554
Deferred tax assets	3,334	3,440
Other non-current assets	2,229	2,071
Total assets	$22,424	$22,185
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$2,362	$2,296
Total current liabilities	2,362	2,296
Non-current liabilities
Borrowings	7,207	7,206
Other liabilities	1,077	1,120
Redeemable noncontrolling interests	193	188
Commitments and contingencies
Equity
Class A Common Stock(a)	3	3
Class B Common Stock(b)	2	3
Additional paid-in capital	8,949	9,098
Retained earnings	2,795	2,461
Accumulated other comprehensive loss	(228)	(226)
Total Fox Corporation stockholders’ equity	11,521	11,339
Noncontrolling interests	64	36
Total equity	11,585	11,375
Total liabilities and equity	$22,424	$22,185

(a)
Class A Common Stock, $0.01 par value per share, 2,000,000,000 shares authorized, 303,622,569 shares and 307,496,876 shares issued and outstanding at par as of September 30, 2022 and June 30, 2022, respectively.

(b)
Class B Common Stock, $0.01 par value per share, 1,000,000,000 shares authorized, 240,746,979 shares and 243,122,595 shares issued and outstanding at par as of September 30, 2022 and June 30, 2022, respectively.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the three months ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$613	$708
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	99	79
Amortization of cable distribution investments	4	5
Equity-based compensation	7	15
Other, net	76	(69)
Deferred income taxes	104	168
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(260)	(174)
Inventories net of programming payable	(333)	(499)
Accounts payable and accrued expenses	(127)	(171)
Other changes, net	87	(33)
Net cash provided by operating activities	270	29
INVESTING ACTIVITIES
Property, plant and equipment	(74)	(53)
Acquisitions, net of cash acquired	—	(75)
Proceeds from dispositions, net	—	82
Purchase of investments	(31)	(29)
Other investing activities, net	(13)	—
Net cash used in investing activities	(118)	(75)
FINANCING ACTIVITIES
Repurchase of shares	(250)	(250)
Dividends paid and distributions	(147)	(150)
Sale of subsidiary noncontrolling interest	25	—
Other financing activities, net	(30)	(29)
Net cash used in financing activities	(402)	(429)
Net decrease in cash and cash equivalents	(250)	(475)
Cash and cash equivalents, beginning of year	5,200	5,886
Cash and cash equivalents, end of period	$4,950	$5,411
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(IN MILLIONS)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Fox Corporation Stockholders’ Equity	Noncontrolling Interests(a)	Total Equity
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, June 30, 2022	308	$3	243	$3	$9,098	$2,461	$(226)	$11,339	$36	$11,375
Net income	—	—	—	—	—	605	—	605	13	618
Other comprehensive loss	—	—	—	—	—	—	(2)	(2)	—	(2)
Dividends	—	—	—	—	—	(137)	—	(137)	—	(137)
Shares repurchased	(5)	—	(3)	—	(124)	(126)	—	(250)	—	(250)
Other	—	—	1	(1)	(25)	(8)	—	(34)	15	(19)
Balance, September 30, 2022	303	$3	241	$2	$8,949	$2,795	$(228)	$11,521	$64	$11,585
Balance, June 30, 2021	324	$3	252	$3	$9,453	$1,982	$(318)	$11,123	$2	$11,125
Net income	—	—	—	—	—	701	—	701	8	709
Other comprehensive income	—	—	—	—	—	—	6	6	—	6
Dividends	—	—	—	—	—	(138)	—	(138)	—	(138)
Shares repurchased	(5)	—	(2)	—	(114)	(136)	—	(250)	—	(250)
Other	2	—	—	—	(12)	—	—	(12)	(10)	(22)
Balance, September 30, 2021	321	$3	250	$3	$9,327	$2,409	$(312)	$11,430	$—	$11,430

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 4—Fair Value under the heading “Redeemable Noncontrolling Interests”).
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
The accompanying Unaudited Consolidated Financial Statements of FOX have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Unaudited Consolidated Financial Statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023.
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
These interim Unaudited Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 as filed with the Securities and Exchange Commission on August 12, 2022 (the “2022 Form 10-K”).
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
The Company’s fiscal year ends on June 30 (“fiscal”) of each year. Certain fiscal 2022 amounts have been reclassified to conform to the fiscal 2023 presentation.
The unaudited and audited consolidated financial statements are referred to as the “Financial Statements” herein. The unaudited consolidated statements of operations are referred to as the “Statements of Operations” herein. The unaudited and audited consolidated balance sheets are referred to as the “Balance Sheets” herein.
Recently Adopted, Recently Issued Accounting Guidance and Other
Inflation Reduction Act
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act which, among other changes, imposes a 15% corporate alternative minimum tax (“CAMT”) and a 1% excise tax on stock repurchases. Once subject to the CAMT, a taxpayer will compute both its CAMT liability and its regular federal tax liability and pay the higher of the two. To the extent that the CAMT liability exceeds the regular federal tax liability, a taxpayer will receive a credit (“CAMT credit”) which can be used against its regular federal tax liability in the future when the taxpayer is no longer subject to the CAMT. The CAMT credit does not expire. The CAMT is effective for tax years beginning after December 31, 2022, which means it will be applicable to the Company

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
starting in fiscal 2024. The excise tax on stock repurchases applies to stock repurchases occurring after December 31, 2022.
The Company continues to evaluate the impact the CAMT will have on its financial statements but expects that when applicable, the Company will be subject to the CAMT. The CAMT would impact the timing of the cash tax benefit the Company receives from the amortization of the additional tax basis received as a result of the Transaction Tax (as defined in Note 1—Description of Business and Basis of Presentation in the 2022 Form 10-K). This change in timing would result in an increase to its annual cash tax liability which could be material. However, as noted above, if the Company pays CAMT it will receive a CAMT credit that can be carried forward indefinitely and applied against its regular federal tax liability in future years. The Company also expects to be subject to the excise tax for stock repurchases occurring after December 31, 2022, but the impact to the financial statements is not expected to be material.
NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS
The Company’s acquisitions support the Company’s strategy to strengthen its core brands and to selectively enhance production capabilities for its digital and linear platforms. There were no acquisitions for the three months ended September 30, 2022, and for the three months ended September 30, 2021, the Company’s acquisitions were individually not material.
NOTE 3. INVENTORIES, NET
The Company’s inventories were comprised of the following:

	As of September 30, 2022	As of June 30, 2022
	(in millions)
Licensed programming, including prepaid sports rights	$1,248	$975
Owned programming	418	337
Total inventories, net	1,666	1,312
Less: current portion of inventories, net	(1,020)	(791)
Total non-current inventories, net	$646	$521

Owned programming
Released	$236	$205
In-process and other	182	132
Total	$418	$337
The following table presents the aggregate amortization expense related to inventories, net included in Operating expenses in the Statements of Operations:

	For the three months ended September 30,
	2022	2021
	(in millions)
Amortization expense	$854	$801
NOTE 4. FAIR VALUE
Fair value measurements are required to be disclosed using a three-tiered fair value hierarchy which distinguishes market participant assumptions into the following categories: (i) inputs that are quoted prices in active markets (“Level 1”); (ii) inputs other than quoted prices included within Level 1 that are observable,

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
including quoted prices for similar assets or liabilities (“Level 2”); and (iii) inputs that require the entity to use its own assumptions about market participant assumptions (“Level 3”).
The following tables present information about financial assets and redeemable noncontrolling interests carried at fair value on a recurring basis:

	Fair value measurements
	As of September 30, 2022
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$505	$505	(a)	$—	$—
Redeemable noncontrolling interests	(193)	—		—	(193)	(b)
Total	$312	$505		$—	$(193)

	Fair value measurements
	As of June 30, 2022
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$435	$435	(a)	$—	$—
Redeemable noncontrolling interests	(188)	—		—	(188)	(b)
Total	$247	$435		$—	$(188)

(a)
The investments categorized as Level 1 primarily represent an investment in equity securities of Flutter Entertainment plc (“Flutter”) with a readily determinable fair value (See Note 3—Acquisitions, Disposals and Other Transactions in the 2022 Form 10-K under the heading “Flutter” for additional information).

(b)
The Company utilizes both the market and income approach valuation techniques for its Level 3 fair value measures. Inputs to such measures could include observable market data obtained from independent sources such as broker quotes and recent market transactions for similar assets. It is the Company’s policy to maximize the use of observable inputs in the measurement of its Level 3 fair value measurements. To the extent observable inputs are not available, the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the redeemable noncontrolling interests. Examples of utilized unobservable inputs are future cash flows and long-term growth rates.

Redeemable Noncontrolling Interests
The redeemable noncontrolling interests recorded are put rights held by minority shareholders in Credible Labs Inc. (“Credible”) and an entertainment production company.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the three months ended September 30,
	2022	2021
	(in millions)
Beginning of period	$(188)	$(261)
Acquisitions(a)	—	(45)
Net loss	5	1
Distributions	—	3
Accretion and other	(10)	—
End of period	$(193)	$(302)

(a)	The increase for the three months ended September 30, 2021 was primarily due to the acquisition of an entertainment production company.
The Credible minority put right will become exercisable in fiscal 2025. The put right held by the entertainment production company’s minority shareholder will become exercisable in fiscal 2027.
Financial Instruments
The carrying value of the Company’s financial instruments exclusive of borrowings, such as cash and cash equivalents, receivables, payables and investments, accounted for using the measurement alternative method, approximates fair value.

	As of September 30, 2022	As of June 30, 2022
	(in millions)
Borrowings
Fair value	$6,580	$7,084
Carrying value	$7,207	$7,206
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
Generally, the Company does not require collateral to secure receivables. As of September 30, 2022 and June 30, 2022, the Company had no customers that accounted for 10% or more of the Company’s receivables.
NOTE 5. BORROWINGS
Borrowings include senior notes (See Note 9—Borrowings in the 2022 Form 10-K under the heading “Public Debt – Senior Notes Issued”). In addition, the Company is party to a credit agreement providing a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of March 2024 (See Note 9—Borrowings in the 2022 Form 10-K under the heading

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
“Revolving Credit Agreement”). As of September 30, 2022, there were no borrowings outstanding under the revolving credit agreement.
NOTE 6. STOCKHOLDERS’ EQUITY
Stock Repurchase Program
The Company’s Board of Directors (the “Board”) has authorized a $4 billion stock repurchase program under which the Company can repurchase Class A Common Stock (the “Class A Common Stock”) and Class B Common Stock (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”). The program has no time limit and may be modified, suspended or discontinued at any time.
The Company repurchased approximately 8 million shares of Common Stock for approximately $250 million during the three months ended September 30, 2022.
Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.
As of September 30, 2022, the Company’s remaining stock repurchase authorization was approximately $1.15 billion. Subsequent to September 30, 2022, the Company repurchased approximately 1.7 million shares of Common Stock for $50 million.
Dividends
The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the three months ended September 30,
	2022	2021
Cash dividend per share	$0.25	$0.24
The Company declared a semi-annual dividend of $0.25 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended September 30, 2022, which was paid on September 28, 2022 to stockholders of record on August 31, 2022.
NOTE 7. EQUITY-BASED COMPENSATION
The Company has one equity plan, the Fox Corporation 2019 Shareholder Alignment Plan (See Note 12—Equity-Based Compensation in the 2022 Form 10-K).
The following table summarizes the Company’s equity-based compensation:

	For the three months ended September 30,
	2022	2021
	(in millions)
Equity-based compensation	$7	$15
Intrinsic value of all settled equity-based awards	$76	$76
Tax benefit on settled equity-based awards	$14	$17
The Company’s equity-based awards are settled in Class A Common Stock. As of September 30, 2022, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
by the Company’s employees was approximately $150 million and is expected to be recognized over a weighted average period between one and two years.
As of September 30, 2022 and 2021, the Company had approximately 6 million stock options outstanding. The computation of diluted earnings per share did not include stock options outstanding during each period presented if their inclusion would have been antidilutive.
Awards Vested and Granted
Restricted Stock Units
During the three months ended September 30, 2022 and 2021, approximately 1.5 million and 2.0 million restricted stock units (“RSUs”) vested and approximately 2.0 million and 1.6 million RSUs were granted, respectively. These RSUs generally vest in equal annual installments over a three-year period subject to participants’ continued employment with the Company.
Performance-Based Stock Options
During the three months ended September 30, 2022 and 2021, the Company granted approximately 4 million performance-based stock options in each period, which will vest in full at the end of a three-year performance period if the market condition is met, and have a term of seven years thereafter.
NOTE 8. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of September 30, 2022 and June 30, 2022 were approximately $41 billion and $42 billion, respectively. The decrease from June 30, 2022 was primarily due to sports programming rights payments.
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
U.K. Newspaper Matters Indemnity
In connection with the separation of Twenty-First Century Fox, Inc. (“21CF”) and News Corporation in June 2013 (the “21CF News Corporation Separation”), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the Separation Agreement (as defined in Note 1—Description of Business and Basis of Presentation in the 2022 Form 10-K under the heading “The Distribution”), the Company assumed certain costs and liabilities related to the U.K. Newspaper Matters Indemnity. The liability recorded in the

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets related to the indemnity was approximately $115 million and $65 million as of September 30, 2022 and June 30, 2022, respectively. The increase in the liability recorded was attributable to an increase in the number of civil claims submitted in September 2022 in advance of the September 30, 2022 cutoff date set by the judge for this phase of the litigation.
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
The Company’s operations are subject to tax primarily in various domestic jurisdictions and as a matter of course, the Company is regularly audited by federal and state tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. Each member of the 21CF consolidated group, which includes 21CF, the Company (prior to the Distribution (as defined in Note 1—Description of Business and Basis of Presentation in the 2022 Form 10-K under the heading “The Distribution”)) and 21CF’s other subsidiaries, is jointly and severally liable for the U.S. federal income and, in certain jurisdictions, state tax liabilities of each other member of the consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21CF consolidated group. The tax matters agreement entered into in connection with the Separation (as defined in Note 1—Description of Business and Basis of Presentation in the 2022 Form 10-K under the heading “The Distribution”) requires 21CF and/or The Walt Disney Company to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the Internal Revenue Service in amounts that the Company cannot quantify.
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. Pension plans and postretirement benefit plans are closed to new participants with the exception of a small group covered by collective bargaining agreements. The net periodic benefit cost was $16 million and $14 million for the three months ended September 30, 2022 and 2021, respectively.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. SEGMENT INFORMATION
The Company is a news, sports and entertainment company, which manages and reports its businesses in the following segments:
•Cable Network Programming, which produces and licenses news and sports content distributed through traditional cable television systems, direct broadcast satellite operators and telecommunication companies (“traditional MVPDs”), virtual multi-channel video programming distributors (“virtual MVPDs”) and other digital platforms, primarily in the U.S.
•Television, which produces, acquires, markets and distributes programming through the FOX broadcast network, advertising supported video-on-demand (“AVOD”) service TUBI, 29 full power broadcast television stations, including 11 duopolies, and other digital platforms, primarily in the U.S. Eighteen of the broadcast television stations are affiliated with the FOX Network, 10 are affiliated with MyNetworkTV and one is an independent station.
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

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables set forth the Company’s Revenues and Segment EBITDA for the three months ended September 30, 2022 and 2021:

	For the three months ended September 30,
	2022	2021
	(in millions)
Revenues
Cable Network Programming	$1,431	$1,416
Television	1,714	1,581
Other, Corporate and Eliminations	47	48
Total revenues	$3,192	$3,045
Segment EBITDA
Cable Network Programming	$742	$774
Television	409	359
Other, Corporate and Eliminations	(59)	(69)
Amortization of cable distribution investments	(4)	(5)
Depreciation and amortization	(99)	(79)
Interest expense, net	(68)	(97)
Other, net	(76)	69
Income before income tax expense	845	952
Income tax expense	(232)	(244)
Net income	613	708
Less: Net income attributable to noncontrolling interests	(8)	(7)
Net income attributable to Fox Corporation stockholders	$605	$701
Revenues by Segment by Component

	For the three months ended September 30,
	2022	2021
	(in millions)
Cable Network Programming
Affiliate fee	$1,029	$1,026
Advertising	316	311
Other	86	79
Total Cable Network Programming revenues	1,431	1,416
Television
Advertising	905	819
Affiliate fee	682	641
Other	127	121
Total Television revenues	1,714	1,581
Other, Corporate and Eliminations	47	48
Total revenues	$3,192	$3,045

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended September 30,
	2022	2021
	(in millions)
Depreciation and amortization
Cable Network Programming	$17	$10
Television	29	26
Other, Corporate and Eliminations	53	43
Total depreciation and amortization	$99	$79

	As of September 30, 2022	As of June 30, 2022
	(in millions)
Assets
Cable Network Programming	$2,692	$2,682
Television	8,448	7,915
Other, Corporate and Eliminations	10,635	11,010
Investments	649	578
Total assets	$22,424	$22,185
NOTE 11. ADDITIONAL FINANCIAL INFORMATION
Interest expense, net
The following table sets forth the components of Interest expense, net included in the Statements of Operations:

	For the three months ended September 30,
	2022	2021
	(in millions)
Interest expense	$(87)	$(97)
Interest income	19	—
Interest expense, net	$(68)	$(97)

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other, net
The following table sets forth the components of Other, net included in the Statements of Operations:

	For the three months ended September 30,
	2022	2021
	(in millions)
U.K Newspaper Matters Indemnity(a)	$(61)	$(17)
Net gains on investments in equity securities(b)	21	63
Transaction costs	(16)	(12)
Other	(20)	35
Total other, net	$(76)	$69

(a)	See Note 8—Commitments and Contingencies under the heading “U.K. Newspaper Matters Indemnity.”
(b)
Net gains on investments in equity securities for the three months ended September 30, 2022 and 2021 included the gains related to the change in fair value of the Company’s investment in Flutter (See Note 4—Fair Value).

Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of September 30, 2022	As of June 30, 2022
	(in millions)
Investments(a)	$649	$578
Inventories, net	646	521
Operating lease assets	453	477
Grantor Trust	252	270
Other	229	225
Total other non-current assets	$2,229	$2,071

(a)	Includes investments accounted for at fair value on a recurring basis of $505 million and $435 million as of September 30, 2022 and June 30, 2022, respectively (See Note 4—Fair Value).

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accounts Payable, Accrued Expenses and Other Current Liabilities
The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of September 30, 2022	As of June 30, 2022
	(in millions)
Accrued expenses	$824	$992
Programming payable	727	686
Deferred revenue	282	209
Operating lease liabilities	107	107
Other current liabilities	422	302
Total accounts payable, accrued expenses and other current liabilities	$2,362	$2,296
Other Liabilities
The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of September 30, 2022	As of June 30, 2022
	(in millions)
Accrued non-current pension/postretirement liabilities	$441	$447
Non-current operating lease liabilities	387	405
Other non-current liabilities	249	268
Total other liabilities	$1,077	$1,120
Future Performance Obligations
As of September 30, 2022, approximately $4.0 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to affiliate contracts, sports advertising contracts and content licensing contracts with fixed fees. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Information

	For the three months ended September 30,
	2022	2021
	(in millions)
Supplemental cash flows information
Cash paid for interest	$(151)	$(168)
Cash paid for income taxes	$(8)	$(66)

Supplemental information on acquisitions
Fair value of assets acquired, excluding cash	$—	$120
Cash paid	—	(75)
Fair value of equity instruments consideration	—	45
Issuance of subsidiary common units	—	(45)
Fair value of equity instruments consideration	$—	$—
NOTE 12. SUBSEQUENT EVENT
On October 14, 2022, the Company announced that the Board has formed a special committee composed of independent members of the Board (the “Special Committee”) to begin exploring a potential combination with News Corporation. The Special Committee has not made any determination at this time, and there can be no certainty that the Company will engage in such a transaction.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Readers should carefully review this document and the other documents filed by Fox Corporation (“FOX” or the “Company”) with the Securities and Exchange Commission (the “SEC”). This section should be read together with the unaudited interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended June 30, (“fiscal”) 2022 as filed with the SEC on August 12, 2022 (the “2022 Form 10-K”). The unaudited consolidated financial statements are referred to as the “Financial Statements” herein.
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three months ended September 30, 2022 and 2021 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2022 and 2021. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2022 and 2021, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of September 30, 2022. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
•Caution Concerning Forward-Looking Statements—This section provides a description of the use of forward-looking information appearing in this Quarterly Report on Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such information is based on management’s current expectations about future events which are subject to change and to inherent risks and uncertainties. Refer to Part I., Item 1A. “Risk Factors” in the 2022 Form 10-K for a discussion of the risk factors applicable to the Company.
OVERVIEW OF THE COMPANY’S BUSINESS
The Company is a news, sports and entertainment company, which manages and reports its businesses in the following segments:
•Cable Network Programming, which produces and licenses news and sports content distributed through traditional cable television systems, direct broadcast satellite operators and telecommunication companies (“traditional MVPDs”), virtual multi-channel video programming distributors (“virtual MVPDs”) and other digital platforms, primarily in the U.S.
•Television, which produces, acquires, markets and distributes programming through the FOX broadcast network, advertising-supported video-on-demand (“AVOD”) service TUBI, 29 full power broadcast television stations, including 11 duopolies, and other digital platforms, primarily in the U.S. Eighteen of the broadcast television stations are affiliated with the FOX Network, 10 are affiliated with MyNetworkTV and one is an independent station.
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

Other Business Developments
On October 14, 2022, the Company announced that the Board of Directors (the “Board”) has formed a special committee composed of independent members of the Board (the “Special Committee”) to begin exploring a potential combination with News Corporation. The Special Committee has not made any determination at this time, and there can be no certainty that the Company will engage in such a transaction.
RESULTS OF OPERATIONS
Results of Operations—For the three months ended September 30, 2022 versus the three months ended September 30, 2021.
The following table sets forth the Company’s operating results for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021:

	For the three months ended September 30,
	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$1,711	$1,667	$44	3%
Advertising	1,220	1,130	90	8%
Other	261	248	13	5%
Total revenues	3,192	3,045	147	5%
Operating expenses	(1,656)	(1,571)	(85)	(5)%
Selling, general and administrative	(448)	(415)	(33)	(8)%
Depreciation and amortization	(99)	(79)	(20)	(25)%
Interest expense, net	(68)	(97)	29	30%
Other, net	(76)	69	(145)	**
Income before income tax expense	845	952	(107)	(11)%
Income tax expense	(232)	(244)	12	5%
Net income	613	708	(95)	(13)%
Less: Net income attributable to noncontrolling interests	(8)	(7)	(1)	(14)%
Net income attributable to Fox Corporation stockholders	$605	$701	$(96)	(14)%

**	not meaningful
Overview
The Company’s revenues increased 5% for the three months ended September 30, 2022, as compared to the corresponding period of fiscal 2022, due to higher affiliate fee, advertising and other revenues. The increase in affiliate fee revenue was primarily due to higher average rates per subscriber and higher fees received from television stations that are affiliated with the FOX Network, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, partially offset by a lower average number of subscribers. The increase in advertising revenue was primarily attributable to higher political advertising revenue at FOX Television Stations principally due to the November 2022 U.S. midterm elections, higher pricing at the FOX Network and FOX News Media and growth at TUBI, partially offset by lower ratings at the FOX Network. The increase in other revenues was primarily due to higher FOX Nation subscription revenues and the impact of acquisitions of entertainment production companies in fiscal 2022, partially offset by the timing of productions at our animation production company.
Operating expenses increased 5% for the three months ended September 30, 2022, as compared to the corresponding period of fiscal 2022, primarily due to increased investment in digital growth initiatives at TUBI and FOX News Media, higher sports programming rights amortization and the impact of acquisitions of entertainment production companies in fiscal 2022, partially offset by lower marketing costs at FOX Entertainment.
Selling, general and administrative expenses increased 8% for the three months ended September 30, 2022, as compared to the corresponding period of fiscal 2022, primarily due to the impact of the fiscal 2022 acquisitions of entertainment production companies and higher employee related costs.
Depreciation and amortization—Depreciation and amortization expense increased 25% for the three months ended September 30, 2022, as compared to the corresponding period of fiscal 2022, primarily due to increased spending as a result of digital initiatives and the impact of the fiscal 2022 acquisitions of entertainment production companies.
Other, net—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net.”
Income tax expense—The Company’s tax provision and related effective tax rate of 27% for the three months ended September 30, 2022 was higher than the statutory rate of 21% primarily due to state taxes.
The Company’s tax provision and related effective tax rate of 26% for the three months ended September 30, 2021 was higher than the statutory rate of 21% primarily due to state taxes and other permanent items.
Net income—Net income decreased 13% for the three months ended September 30, 2022, as compared to the corresponding period of fiscal 2022, primarily due to the absence of gains on the disposition of assets, an increase in the U.K Newspaper Matters Indemnity (See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net”), a lower gain recognized on the change in fair value of the Company's investment in Flutter Entertainment plc and lower Segment EBITDA (as defined below) at the Cable segment, partially offset by higher Segment EBITDA at the Television segment.
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
The following tables set forth the Company’s Revenues and Segment EBITDA for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021:

	For the three months ended September 30,
	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Cable Network Programming	$1,431	$1,416	$15	1%
Television	1,714	1,581	133	8%
Other, Corporate and Eliminations	47	48	(1)	(2)%
Total revenues	$3,192	$3,045	$147	5%

	For the three months ended September 30,
	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)
Segment EBITDA
Cable Network Programming	$742	$774	$(32)	(4)%
Television	409	359	50	14%
Other, Corporate and Eliminations	(59)	(69)	10	14%
Adjusted EBITDA(a)	$1,092	$1,064	$28	3%

(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.
Cable Network Programming (45% and 47% of the Company’s revenues for the first three months of fiscal 2023 and 2022, respectively)

	For the three months ended September 30,
	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$1,029	$1,026	$3	—%
Advertising	316	311	5	2%
Other	86	79	7	9%
Total revenues	1,431	1,416	15	1%
Operating expenses	(564)	(523)	(41)	(8)%
Selling, general and administrative	(129)	(124)	(5)	(4)%
Amortization of cable distribution investments	4	5	(1)	(20)%
Segment EBITDA	$742	$774	$(32)	(4)%
Revenues at the Cable Network Programming segment increased 1% for the three months ended September 30, 2022, as compared to the corresponding period of fiscal 2022, primarily due to higher advertising and other revenues. Affiliate fee revenue remained relatively consistent as higher average rates per subscriber, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, were offset by a lower average number of subscribers. The decrease in the average number of subscribers was due to a reduction in traditional MVPD subscribers, partially offset by an increase in virtual MVPD subscribers. The increase in advertising revenue was primarily due to higher pricing partially offset by lower ratings and digital advertising revenue at FOX News Media, and the absence of the Confederation of North, Central America and Caribbean Association Football (“CONCACAF”) Gold Cup at the national sports networks during the current year quarter. The increase in other revenues was primarily due to higher FOX Nation subscription revenues.
Cable Network Programming Segment EBITDA decreased 4% for the three months ended September 30, 2022, as compared to the corresponding period of fiscal 2022, as the revenue increases noted above were more than offset by higher expenses. Operating expenses increased primarily due to higher costs associated with increased investment in digital growth initiatives and breaking news coverage at FOX News Media, partially offset by lower sports programming rights amortization and production costs, including the absence of the CONCACAF Gold Cup at the national sports networks during the current year quarter.

Television (54% and 52% of the Company’s revenues for the first three months of fiscal 2023 and 2022, respectively)

	For the three months ended September 30,
	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Advertising	$905	$819	$86	11%
Affiliate fee	682	641	41	6%
Other	127	121	6	5%
Total revenues	1,714	1,581	133	8%
Operating expenses	(1,071)	(1,026)	(45)	(4)%
Selling, general and administrative	(234)	(196)	(38)	(19)%
Segment EBITDA	$409	$359	$50	14%
Revenues at the Television segment increased 8% for the three months ended September 30, 2022, as compared to the corresponding period of fiscal 2022, due to higher advertising, affiliate fee and other revenues. The increase in advertising revenue was primarily due to higher political advertising revenue at FOX Television Stations principally due to the November 2022 U.S. midterm elections, growth at TUBI, and higher sports pricing and the broadcast of additional Major League Baseball (“MLB”) regular season games partially offset by lower ratings at the FOX Network. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations. The increase in other revenues was primarily due to the impact of the fiscal 2022 acquisitions of entertainment production companies, partially offset by the timing of productions at our animation production company.
Television Segment EBITDA increased 14% for the three months ended September 30, 2022, as compared to the corresponding period of fiscal 2022, as the revenue increases noted above were partially offset by higher expenses. Operating expenses increased primarily due to increased digital investment at TUBI, higher sports programming rights amortization principally due to the renewed MLB contract and the impact of the fiscal 2022 acquisitions of entertainment production companies. Partially offsetting this increase were lower marketing and production costs. Selling, general and administrative expenses increased primarily due to the impact of the fiscal 2022 acquisitions of entertainment production companies and higher employee related costs.
Other, Corporate and Eliminations (1% of the Company’s revenues for the first three months of fiscal 2023 and 2022)

	For the three months ended September 30,
	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues	$47	$48	$(1)	(2)%
Operating expenses	(21)	(22)	1	5%
Selling, general and administrative	(85)	(95)	10	11%
Segment EBITDA	$(59)	$(69)	$10	14%
Revenues at the Other, Corporate and Eliminations segment for the three months ended September 30, 2022 and 2021 include revenues generated by Credible and the operation of the FOX Studio Lot for third parties. Operating expenses for the three months ended September 30, 2022 and 2021 include advertising and promotional expenses at Credible. Selling, general and administrative expenses for the three months ended September 30, 2022 and 2021 primarily relate to employee costs and professional fees and the costs of operating the FOX Studio Lot.

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
The following table reconciles Net income to Adjusted EBITDA for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021:

	For the three months ended September 30,
	2022	2021
	(in millions)
Net income	$613	$708
Add
Amortization of cable distribution investments	4	5
Depreciation and amortization	99	79
Interest expense, net	68	97
Other, net	76	(69)
Income tax expense	232	244
Adjusted EBITDA	$1,092	$1,064
The following table sets forth the computation of Adjusted EBITDA for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.

	For the three months ended September 30,
	2022	2021
	(in millions)
Revenues	$3,192	$3,045
Operating expenses	(1,656)	(1,571)
Selling, general and administrative	(448)	(415)
Amortization of cable distribution investments	4	5
Adjusted EBITDA	$1,092	$1,064

LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company has approximately $5.0 billion of cash and cash equivalents as of September 30, 2022 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 5—Borrowings to the accompanying Financial Statements). The Company also has access to the worldwide capital markets, subject to market conditions. As of September 30, 2022, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any noncompliance with such covenants.
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
Sources and Uses of Cash
Net cash provided by operating activities for the three months ended September 30, 2022 and 2021 was as follows (in millions):

For the three months ended September 30,	2022	2021
Net cash provided by operating activities	$270	$29
The increase in net cash provided by operating activities during the three months ended September 30, 2022, as compared to the corresponding period of fiscal 2022, was primarily due to lower sports rights and income tax payments.
Net cash used in investing activities for the three months ended September 30, 2022 and 2021 was as follows (in millions):

For the three months ended September 30,	2022	2021
Net cash used in investing activities	$(118)	$(75)
The increase in net cash used in investing activities during the three months ended September 30, 2022, as compared to the corresponding period of fiscal 2022, was primarily due to an increase in capital expenditures and higher investments in equity securities.
Net cash used in financing activities for three months ended September 30, 2022 and 2022 was as follows (in millions):

For the three months ended September 30,	2022	2021
Net cash used in financing activities	$(402)	$(429)
The decrease in net cash used in financing activities during the three months ended September 30, 2022, as compared to the corresponding period of fiscal 2022, was primarily due to the sale of a subsidiary non-controlling interest.
Stock Repurchase Program
See Note 6—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program.”

Dividends
The Company declared a semi-annual dividend of $0.25 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended September 30, 2022, which was paid on September 28, 2022 with a record date for determining dividend entitlements of August 31, 2022.
Debt Instruments
Borrowings include senior notes (See Note 9—Borrowings in the 2022 Form 10-K under the heading “Public Debt – Senior Notes Issued”).
Ratings of the Senior Notes
The following table summarizes the Company’s credit ratings as of September 30, 2022:

Rating Agency	Senior Debt	Outlook
Moody’s	Baa2	Stable
Standard & Poor’s	BBB	Stable
Revolving Credit Agreement
The Company has an unused five-year $1.0 billion unsecured revolving credit facility with a maturity date of March 2024 (See Note 5—Borrowings to the accompanying Financial Statements).
Commitments and Contingencies
See Note 8—Commitments and Contingencies to the accompanying Financial Statements.
Recent Accounting Pronouncements
See Note 1—Description of Business and Basis of Presentation to the accompanying Financial Statements under the heading “Recently Adopted, Recently Issued Accounting Guidance and Other.”
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical or current fact are “forward-looking statements” for purposes of federal and state securities laws, including any statements regarding (i) future earnings, revenues or other measures of the Company’s financial performance; (ii) the Company’s plans, strategies and objectives for future operations; (iii) proposed new programming or other offerings; (iv) future economic conditions or performance; (v) the exploration of a potential combination with News Corporation; and (vi) assumptions underlying any of the foregoing. Forward-looking statements may include, among others, the words “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “outlook” or any other similar words.
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
•the inability to realize the anticipated benefits of the Company’s strategic investments and acquisitions, and the effects of any combination or significant acquisition, disposition or other similar transaction involving the Company;
•the loss of key personnel;
•labor disputes, including labor disputes involving professional sports leagues whose games or events the Company has the right to broadcast;
•lower than expected valuations associated with the Company’s reporting units, indefinite-lived intangible assets, investments or long-lived assets;
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

•the impact of any payments the Company is required to make or liabilities it is required to assume under the Separation Agreement (as defined in Note 1—Description of Business and Basis of Presentation in the 2022 Form 10-K) and the indemnification arrangements entered into in connection with the Separation and the Distribution (each as defined in Note 1—Description of Business and Basis of Presentation in the 2022 Form 10-K); and
•the other risks and uncertainties detailed in Part I., Item 1A. ‘Risk Factors’ in the 2022 Form 10-K.
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
There have been no material changes in the market risks reported in the 2022 Form 10-K.
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
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.        LEGAL PROCEEDINGS
See Note 8—Commitments and Contingencies to the accompanying Unaudited Consolidated Financial Statements of FOX under the heading “Contingencies” for a discussion of the Company’s legal proceedings.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as filed with the Securities and Exchange Commission on August 12, 2022.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of the Company’s repurchases of its Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), during the three months ended September 30, 2022:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
July 1, 2022 – July 31, 2022
Class A Common Stock	1,039,283	$33.68
Class B Common Stock	481,915	31.13
August 1, 2022 – August 31, 2022
Class A Common Stock	1,793,674	35.25
Class B Common Stock	814,601	32.56
September 1, 2022 – September 30, 2022
Class A Common Stock	2,296,808	33.43
Class B Common Stock	1,079,100	31.02
Total
Class A Common Stock	5,129,765	34.11
Class B Common Stock	2,375,616	31.57
	7,505,381		$1,150

(a)	The Company has not made any purchases of Common Stock other than in connection with the publicly announced stock repurchase program described below.

(b)	These amounts exclude any fees, commissions or other costs associated with the share repurchases.

(c)
The Company’s Board of Directors has authorized a $4 billion stock repurchase program, under which the Company can repurchase Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended September 30, 2022 and 2021; (iii) Consolidated Balance Sheets as of September 30, 2022 (unaudited) and June 30, 2022 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2022 and 2021; (v) Unaudited Consolidated Statements of Equity for the three months ended September 30, 2022 and 2021; and (vi) Notes to the Unaudited Consolidated Financial Statements.*

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

Date: November 1, 2022