Form 10-Q
period 2022-12-31
Fox Corp
filed 2023-02-08
CIK 1754301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 6, 2023, 296,917,233 shares of Class A Common Stock, par value $0.01 per share, and 237,644,354 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

FOX CORPORATION
FORM 10-Q

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
Revenues	$4,605	$4,441	$7,797	$7,486
Operating expenses	(3,528)	(3,667)	(5,184)	(5,238)
Selling, general and administrative	(550)	(468)	(998)	(883)
Depreciation and amortization	(103)	(93)	(202)	(172)
Interest expense, net	(60)	(97)	(128)	(194)
Other, net	73	(211)	(3)	(142)
Income (loss) before income tax (expense) benefit	437	(95)	1,282	857
Income tax (expense) benefit	(116)	22	(348)	(222)
Net income (loss)	321	(73)	934	635
Less: Net income attributable to noncontrolling interests	(8)	(12)	(16)	(19)
Net income (loss) attributable to Fox Corporation stockholders	$313	$(85)	$918	$616

EARNINGS (LOSS) PER SHARE DATA

Weighted average shares:
Basic	541	569	545	572
Diluted	543	573	547	575

Net income (loss) attributable to Fox Corporation stockholders per share:
Basic	$0.58	$(0.15)	$1.68	$1.08
Diluted	$0.58	$(0.15)	$1.68	$1.07
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
Net income (loss)	$321	$(73)	$934	$635
Other comprehensive income, net of tax:
Benefit plan adjustments and other	9	8	7	14
Other comprehensive income, net of tax	9	8	7	14
Comprehensive income (loss)	330	(65)	941	649
Less: Net income attributable to noncontrolling interests(a)	(8)	(12)	(16)	(19)
Comprehensive income (loss) attributable to Fox Corporation stockholders	$322	$(77)	$925	$630

(a)
Net income attributable to noncontrolling interests includes $(5) million and $(3) million for the three months ended December 31, 2022 and 2021, respectively, and $(10) million and $(4) million for the six months ended December 31, 2022 and 2021, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of December 31, 2022	As of June 30, 2022
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$4,058	$5,200
Receivables, net	3,004	2,128
Inventories, net	1,300	791
Other	209	162
Total current assets	8,571	8,281
Non-current assets
Property, plant and equipment, net	1,680	1,682
Intangible assets, net	3,114	3,157
Goodwill	3,556	3,554
Deferred tax assets	3,283	3,440
Other non-current assets	2,922	2,071
Total assets	$23,126	$22,185
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$2,543	$2,296
Total current liabilities	2,543	2,296
Non-current liabilities
Borrowings	7,208	7,206
Other liabilities	1,503	1,120
Redeemable noncontrolling interests	196	188
Commitments and contingencies
Equity
Class A Common Stock(a)	3	3
Class B Common Stock(b)	2	3
Additional paid-in capital	8,836	9,098
Retained earnings	2,985	2,461
Accumulated other comprehensive loss	(219)	(226)
Total Fox Corporation stockholders’ equity	11,607	11,339
Noncontrolling interests	69	36
Total equity	11,676	11,375
Total liabilities and equity	$23,126	$22,185

(a)
Class A Common Stock, $0.01 par value per share, 2,000,000,000 shares authorized, 297,918,978 shares and 307,496,876 shares issued and outstanding at par as of December 31, 2022 and June 30, 2022, respectively.

(b)
Class B Common Stock, $0.01 par value per share, 1,000,000,000 shares authorized, 238,148,374 shares and 243,122,595 shares issued and outstanding at par as of December 31, 2022 and June 30, 2022, respectively.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the six months ended December 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$934	$635
Adjustments to reconcile net income to cash used in operating activities
Depreciation and amortization	202	172
Amortization of cable distribution investments	8	9
Equity-based compensation	32	47
Other, net	3	142
Deferred income taxes	152	143
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(952)	(940)
Inventories net of programming payable	(420)	(494)
Accounts payable and accrued expenses	(152)	(214)
Other changes, net	(68)	(156)
Net cash used in operating activities	(261)	(656)
INVESTING ACTIVITIES
Property, plant and equipment	(153)	(121)
Acquisitions, net of cash acquired	—	(229)
Proceeds from dispositions, net	—	82
Purchase of investments	(50)	(28)
Other investing activities, net	(18)	—
Net cash used in investing activities	(221)	(296)
FINANCING ACTIVITIES
Repurchase of shares	(500)	(497)
Dividends paid and distributions	(155)	(150)
Sale of subsidiary noncontrolling interest	25	—
Other financing activities, net	(30)	(32)
Net cash used in financing activities	(660)	(679)
Net decrease in cash and cash equivalents	(1,142)	(1,631)
Cash and cash equivalents, beginning of year	5,200	5,886
Cash and cash equivalents, end of period	$4,058	$4,255
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(IN MILLIONS)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Fox Corporation Stockholders’ Equity	Noncontrolling Interests(a)	Total Equity
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, September 30, 2022	303	$3	241	$2	$8,949	$2,795	$(228)	$11,521	$64	$11,585
Net income	—	—	—	—	—	313	—	313	13	326
Other comprehensive income	—	—	—	—	—	—	9	9	—	9
Shares repurchased	(6)	—	(2)	—	(137)	(113)	—	(250)	—	(250)
Other	1	—	(1)	—	24	(10)	—	14	(8)	6
Balance, December 31, 2022	298	$3	238	$2	$8,836	$2,985	$(219)	$11,607	$69	$11,676
Balance, September 30, 2021	321	$3	250	$3	$9,327	$2,409	$(312)	$11,430	$—	$11,430
Net (loss) income	—	—	—	—	—	(85)	—	(85)	15	(70)
Other comprehensive income	—	—	—	—	—	—	8	8	—	8
Shares repurchased	(5)	—	(2)	—	(108)	(139)	—	(247)	—	(247)
Other	1	—	—	—	46	123	—	169	—	169
Balance, December 31, 2021	317	$3	248	$3	$9,265	$2,308	$(304)	$11,275	$15	$11,290
Balance, June 30, 2022	308	$3	243	$3	$9,098	$2,461	$(226)	$11,339	$36	$11,375
Net income	—	—	—	—	—	918	—	918	26	944
Other comprehensive income	—	—	—	—	—	—	7	7	—	7
Dividends	—	—	—	—	—	(137)	—	(137)	—	(137)
Shares repurchased	(11)	—	(5)	—	(261)	(239)	—	(500)	—	(500)
Other	1	—	—	(1)	(1)	(18)	—	(20)	7	(13)
Balance, December 31, 2022	298	$3	238	$2	$8,836	$2,985	$(219)	$11,607	$69	$11,676
Balance, June 30, 2021	324	$3	252	$3	$9,453	$1,982	$(318)	$11,123	$2	$11,125
Net income	—	—	—	—	—	616	—	616	23	639
Other comprehensive income	—	—	—	—	—	—	14	14	—	14
Dividends	—	—	—	—	—	(138)	—	(138)	—	(138)
Shares repurchased	(10)	—	(4)	—	(222)	(275)	—	(497)	—	(497)
Other	3	—	—	—	34	123	—	157	(10)	147
Balance, December 31, 2021	317	$3	248	$3	$9,265	$2,308	$(304)	$11,275	$15	$11,290

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 4—Fair Value under the heading “Redeemable Noncontrolling Interests”).
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
On October 14, 2022, the Company announced that its Board of Directors (the “Board”) had formed a special committee composed of independent members of the Board (the “Special Committee”) to begin exploring a potential combination with News Corporation. On January 24, 2023, the Company announced that the Board had received a letter from K. Rupert Murdoch withdrawing the proposal to explore the potential combination and, as a result of this action, the Special Committee was dissolved.
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
These interim Unaudited Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 as filed with the Securities and Exchange Commission on August 12, 2022 (the “2022 Form 10-K”).
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
Recently Adopted, Recently Issued Accounting Guidance and Other
Inflation Reduction Act
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act which, among other changes, imposes a 15% corporate alternative minimum tax (“CAMT”) and a 1% excise tax on stock repurchases. Once subject to the CAMT, a taxpayer will compute both its CAMT liability and its regular federal

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
tax liability and pay the higher of the two. To the extent that the CAMT liability exceeds the regular federal tax liability, a taxpayer will receive a credit (“CAMT credit”) which can be used against its regular federal tax liability in the future when the taxpayer is no longer subject to the CAMT. The CAMT credit does not expire. The CAMT is effective for tax years beginning after December 31, 2022, which means it will be applicable to the Company starting in fiscal 2024. The excise tax on stock repurchases applies to stock repurchases occurring after December 31, 2022.
The Company continues to evaluate the impact the CAMT will have on its financial statements but expects that, when applicable, the Company will be subject to the CAMT. The CAMT would impact the timing of the cash tax benefit the Company receives from the amortization of the additional tax basis received as a result of the Transaction Tax (as defined in Note 1—Description of Business and Basis of Presentation in the 2022 Form 10-K). This change in timing would result in an increase to its annual cash tax liability which could be material. However, as noted above, if the Company pays CAMT it will receive a CAMT credit that can be carried forward indefinitely and applied against its regular federal tax liability in future years. The Company will be subject to the excise tax on stock repurchases occurring after December 31, 2022, but the impact to the financial statements is not expected to be material.
NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS
The Company’s acquisitions support the Company’s strategy to strengthen its core brands, grow its digital businesses and selectively enhance production capabilities for its digital and linear platforms. There were no acquisitions during the three and six months ended December 31, 2022. During the six months ended December 31, 2021, the Company made acquisitions, primarily consisting of three entertainment production companies, for total cash consideration of approximately $230 million. The revenues and Segment EBITDA (as defined in Note 10—Segment Information) included within the Company’s consolidated results of operations associated with these companies were not material individually or in the aggregate.
NOTE 3. INVENTORIES, NET
The Company’s inventories were comprised of the following:

	As of December 31, 2022	As of June 30, 2022
	(in millions)
Licensed programming, including prepaid sports rights	$1,534	$975
Owned programming	446	337
Total inventories, net	1,980	1,312
Less: current portion of inventories, net	(1,300)	(791)
Total non-current inventories, net	$680	$521

Owned programming
Released	$253	$205
In-process and other	193	132
Total	$446	$337

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the aggregate amortization expense related to Inventories, net included in Operating expenses in the Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
	(in millions)		(in millions)
Amortization expense	$2,566	$2,640	$3,420	$3,441
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
The following tables present information about financial assets and redeemable noncontrolling interests carried at fair value on a recurring basis:

	Fair value measurements
	As of December 31, 2022
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$625	$625	(a)	$—	$—
Redeemable noncontrolling interests	(196)	—		—	(196)	(b)
Total	$429	$625		$—	$(196)

	Fair value measurements
	As of June 30, 2022
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$435	$435	(a)	$—	$—
Redeemable noncontrolling interests	(188)	—		—	(188)	(b)
Total	$247	$435		$—	$(188)

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

In connection with the combination of The Stars Group Inc. and Flutter in May 2020, FOX Sports received the right to acquire an 18.6% equity interest in FanDuel Group (“FanDuel”), a majority-owned subsidiary of Flutter, at a price set forth in the relevant agreement (structured as a 10-year option), which has been the subject of arbitration proceedings. In January 2023, the U.S. District Court for the Southern District of New York

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
confirmed and entered the arbitrator’s ruling affirming FOX Sports’ 10-year call option expiring in December 2030 to acquire 18.6% of FanDuel for $3.72 billion, with a 5% annual escalator. FOX has no obligation to commit capital towards this opportunity unless and until it exercises the option. In addition, Flutter cannot pursue an initial public offering for FanDuel without FOX’s consent or approval from the arbitrator.
Redeemable Noncontrolling Interests
The redeemable noncontrolling interests recorded are put rights held by minority shareholders in Credible Labs Inc. (“Credible”) and an entertainment production company.
The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
	(in millions)
Beginning of period	$(193)	$(302)	$(188)	$(261)
Acquisitions(a)	—	(13)	—	(58)
Net loss	5	3	10	4
Distributions	—	—	—	3
Accretion and other(b)	(8)	140	(18)	140
End of period	$(196)	$(172)	$(196)	$(172)

(a)	The increase for the six months ended December 31, 2021 was primarily due to the acquisition of an entertainment production company.
(b)	As a result of the expiration of the sports network minority shareholder’s final put right during the three months ended December 31, 2021, approximately $110 million was reclassified into equity.
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

	As of December 31, 2022	As of June 30, 2022
	(in millions)
Borrowings
Fair value	$6,822	$7,084
Carrying value	$7,208	$7,206
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

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
Generally, the Company does not require collateral to secure receivables. As of December 31, 2022 and June 30, 2022, the Company had no customers that accounted for 10% or more of the Company’s receivables.
NOTE 5. BORROWINGS
Borrowings include senior notes (See Note 9—Borrowings in the 2022 Form 10-K under the heading “Public Debt – Senior Notes Issued”). In addition, the Company is party to a credit agreement providing a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of March 2024 (See Note 9—Borrowings in the 2022 Form 10-K under the heading “Revolving Credit Agreement”). As of December 31, 2022, there were no borrowings outstanding under the revolving credit agreement.
NOTE 6. STOCKHOLDERS’ EQUITY
Stock Repurchase Program
The Board has authorized a $4 billion stock repurchase program under which the Company can repurchase Class A Common Stock (the “Class A Common Stock”) and Class B Common Stock (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”). The program has no time limit and may be modified, suspended or discontinued at any time.
During the six months ended December 31, 2022, the Company repurchased approximately 16 million shares of Common Stock for approximately $500 million.
Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.
As of December 31, 2022, the Company’s remaining stock repurchase authorization was approximately $900 million. Subsequent to December 31, 2022, the Company repurchased approximately 1.6 million shares of Common Stock for approximately $50 million and the Company announced that the Board has authorized incremental stock repurchases of an additional $3 billion of Common Stock. With this increase, the Company’s total stock repurchase authorization is now $7 billion.
Dividends
The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
Cash dividend per share	$—	$—	$0.25	$0.24
Subsequent to December 31, 2022, the Company declared a semi-annual dividend of $0.25 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on March 29, 2023 with a record date for determining dividend entitlements of March 1, 2023.
NOTE 7. EQUITY-BASED COMPENSATION
The Company has one equity plan, the Fox Corporation 2019 Shareholder Alignment Plan (See Note 12—Equity-Based Compensation in the 2022 Form 10-K).

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s equity-based compensation:

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
	(in millions)
Equity-based compensation	$25	$32	$32	$47
Intrinsic value of all settled equity-based awards	$—	$18	$76	$94
Tax benefit on settled equity-based awards	$(1)	$4	$13	$21
The Company’s equity-based awards are settled in Class A Common Stock. As of December 31, 2022, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $120 million and is expected to be recognized over a weighted average period between one and two years.
As of December 31, 2022 and 2021, the Company had approximately 5 million and 6 million stock options outstanding, respectively. The computation of diluted earnings per share did not include stock options outstanding during each period presented if their inclusion would have been antidilutive.
Awards Vested and Granted
Restricted Stock Units
During the six months ended December 31, 2022 and 2021, approximately 1.5 million and 2.4 million restricted stock units (“RSUs”) vested and approximately 2.0 million and 1.7 million RSUs were granted, respectively. These RSUs generally vest in equal annual installments over a three-year period subject to participants’ continued employment with the Company.
Performance-Based Stock Options
During the six months ended December 31, 2022 and 2021, the Company granted approximately 4 million performance-based stock options, in each period, which will vest in full at the end of a three-year performance period if the market condition is met, and have a term of seven years thereafter.
NOTE 8. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of December 31, 2022 and June 30, 2022 were approximately $39 billion and $42 billion, respectively. The decrease from June 30, 2022 was primarily due to sports programming rights payments.
In December 2022, the Company renewed the operating lease for its corporate headquarters at 1211 Avenue of the Americas in New York through fiscal 2042. In connection with this extension, the Company recorded additional operating lease assets and liabilities of approximately $540 million as of December 31, 2022.
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

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
U.K. Newspaper Matters Indemnity
In connection with the separation of Twenty-First Century Fox, Inc. (“21CF”) and News Corporation in June 2013 (the “21CF News Corporation Separation”), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the Separation Agreement (as defined in Note 1—Description of Business and Basis of Presentation in the 2022 Form 10-K under the heading “The Distribution”), the Company assumed certain costs and liabilities related to the U.K. Newspaper Matters Indemnity. The liability recorded in the Balance Sheets related to the indemnity was approximately $115 million and $65 million as of December 31, 2022 and June 30, 2022, respectively. The increase in the liability recorded was attributable to an increase in the number of civil claims submitted in September 2022 in advance of the September 30, 2022 cutoff date set by the judge for this phase of the litigation.
Defamation and Disparagement Claims
From time to time, the Company and its news businesses, including FOX News Media and the FOX Television Stations, and their employees are subject to lawsuits alleging defamation or disparagement. These include lawsuits filed by Smartmatic USA Corp. and certain of its affiliates (collectively, “Smartmatic”) in February 2021 and Dominion Voting Systems, Inc. and certain of its affiliates (collectively, “Dominion”) in March 2021. The Dominion lawsuits against the Company and its subsidiary, FOX News Media, have been consolidated for trial, which is scheduled to begin in April 2023. The Company believes these lawsuits, including the Smartmatic and Dominion matters, are without merit and intends to defend against them vigorously, including through any appeals. To date, none of the amounts the Company has paid in settlements of defamation or disparagement claims or reserved for pending or future claims is material, individually or in the aggregate, to the Company. The amount of additional liability, if any, that may result from these or related matters cannot be estimated at this time. However, the Company does not currently anticipate that the ultimate resolution of any such pending matters will have a material adverse effect on its business, financial condition, results of operations or cash flows.
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

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. Pension plans and postretirement benefit plans are closed to new participants with the exception of a small group covered by collective bargaining agreements. The net periodic benefit cost was $16 million and $13 million for the three months ended December 31, 2022 and 2021, respectively, and $32 million and $27 million for the six months ended December 31, 2022 and 2021, respectively.
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

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables set forth the Company’s Revenues and Segment EBITDA for the three and six months ended December 31, 2022 and 2021:

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
	(in millions)
Revenues
Cable Network Programming	$1,632	$1,638	$3,063	$3,054
Television	2,934	2,759	4,648	4,340
Other, Corporate and Eliminations	39	44	86	92
Total revenues	$4,605	$4,441	$7,797	$7,486
Segment EBITDA
Cable Network Programming	$353	$668	$1,095	$1,442
Television	256	(273)	665	86
Other, Corporate and Eliminations	(78)	(85)	(137)	(154)
Amortization of cable distribution investments	(4)	(4)	(8)	(9)
Depreciation and amortization	(103)	(93)	(202)	(172)
Interest expense, net	(60)	(97)	(128)	(194)
Other, net	73	(211)	(3)	(142)
Income (loss) before income tax (expense) benefit	437	(95)	1,282	857
Income tax (expense) benefit	(116)	22	(348)	(222)
Net income (loss)	321	(73)	934	635
Less: Net income attributable to noncontrolling interests	(8)	(12)	(16)	(19)
Net income (loss) attributable to Fox Corporation stockholders	$313	$(85)	$918	$616
Revenues by Segment by Component

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
	(in millions)
Cable Network Programming
Affiliate fee	$1,026	$1,039	$2,055	$2,065
Advertising	451	454	767	765
Other	155	145	241	224
Total Cable Network Programming revenues	1,632	1,638	3,063	3,054
Television
Advertising	2,052	1,954	2,957	2,773
Affiliate fee	686	649	1,368	1,290
Other	196	156	323	277
Total Television revenues	2,934	2,759	4,648	4,340
Other, Corporate and Eliminations	39	44	86	92
Total revenues	$4,605	$4,441	$7,797	$7,486

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
	(in millions)
Depreciation and amortization
Cable Network Programming	$17	$17	$34	$27
Television	30	28	59	54
Other, Corporate and Eliminations	56	48	109	91
Total depreciation and amortization	$103	$93	$202	$172

	As of December 31, 2022	As of June 30, 2022
	(in millions)
Assets
Cable Network Programming	$2,753	$2,682
Television	9,493	7,915
Other, Corporate and Eliminations	10,108	11,010
Investments	772	578
Total assets	$23,126	$22,185
NOTE 11. ADDITIONAL FINANCIAL INFORMATION
Interest Expense, net
The following table sets forth the components of Interest expense, net included in the Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
	(in millions)
Interest expense	$(89)	$(98)	$(176)	$(195)
Interest income	29	1	48	1
Total interest expense, net	$(60)	$(97)	$(128)	$(194)

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other, net
The following table sets forth the components of Other, net included in the Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
	(in millions)
Net gains (losses) on investments in equity securities(a)	$114	$(165)	$135	$(102)
U.K. Newspaper Matters Indemnity(b)	(21)	(32)	(82)	(49)
Transaction costs	(12)	(11)	(28)	(24)
Other	(8)	(3)	(28)	33
Total other, net	$73	$(211)	$(3)	$(142)

(a)
Net gains (losses) on investments in equity securities for the three and six months ended December 31, 2022 and 2021 include the gains (losses) related to the change in fair value of the Company’s investment in Flutter (See Note 4—Fair Value).

(b)	See Note 8—Commitments and Contingencies under the heading “U.K. Newspaper Matters Indemnity.”
Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of December 31, 2022	As of June 30, 2022
	(in millions)
Operating lease assets(a)	$969	$477
Investments(b)	772	578
Inventories, net	680	521
Grantor Trust	264	270
Other	237	225
Total other non-current assets	$2,922	$2,071

(a)	See Note 8—Commitments and Contingencies under the heading “Commitments.”
(b)	Includes investments accounted for at fair value on a recurring basis of $625 million and $435 million as of December 31, 2022 and June 30, 2022, respectively (See Note 4—Fair Value).

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accounts Payable, Accrued Expenses and Other Current Liabilities
The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of December 31, 2022	As of June 30, 2022
	(in millions)
Programming payable	$962	$686
Accrued expenses	939	992
Deferred revenue	148	209
Operating lease liabilities	109	107
Other current liabilities	385	302
Total accounts payable, accrued expenses and other current liabilities	$2,543	$2,296
Other Liabilities
The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of December 31, 2022	As of June 30, 2022
	(in millions)
Non-current operating lease liabilities(a)	$900	$405
Accrued non-current pension/postretirement liabilities	427	447
Other non-current liabilities	176	268
Total other liabilities	$1,503	$1,120

(a)	See Note 8—Commitments and Contingencies under the heading “Commitments.”
Future Performance Obligations
As of December 31, 2022, approximately $4.5 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to affiliate contracts, sports advertising contracts and content licensing contracts with fixed fees. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Information

	For the six months ended December 31,
	2022	2021
	(in millions)
Supplemental cash flows information
Cash paid for interest	$(174)	$(200)
Cash paid for income taxes	$(179)	$(155)

Supplemental information on acquisitions
Fair value of assets acquired, excluding cash	$—	$335
Cash acquired	—	10
Liabilities assumed	—	(48)
Redeemable noncontrolling interests issued	—	(5)
Cash paid	—	(239)
Fair value of equity instruments issued as consideration to third parties(a)	—	53
Issuance of subsidiary common units	—	(53)
Fair value of equity instruments consideration	$—	$—

(a)	Includes Redeemable noncontrolling interests.

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
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three and six months ended December 31, 2022 and 2021 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2022 and 2021. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2022 and 2021, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of December 31, 2022. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
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

Other Business Developments
On October 14, 2022, the Company announced that its Board of Directors (the “Board”) had formed a special committee composed of independent members of the Board (the “Special Committee”) to begin exploring a potential combination with News Corporation. On January 24, 2023, the Company announced that the Board had received a letter from K. Rupert Murdoch withdrawing the proposal to explore the potential combination and, as a result of this action, the Special Committee was dissolved.
RESULTS OF OPERATIONS
Results of Operations—For the three and six months ended December 31, 2022 versus the three and six months ended December 31, 2021.
The following table sets forth the Company’s operating results for the three and six months ended December 31, 2022, as compared to the three and six months ended December 31, 2021:

	For the three months ended December 31,				For the six months ended December 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Affiliate fee	$1,712	$1,688	$24	1%	$3,423	$3,355	$68	2%
Advertising	2,503	2,408	95	4%	3,723	3,538	185	5%
Other	390	345	45	13%	651	593	58	10%
Total revenues	4,605	4,441	164	4%	7,797	7,486	311	4%
Operating expenses	(3,528)	(3,667)	139	4%	(5,184)	(5,238)	54	1%
Selling, general and administrative	(550)	(468)	(82)	(18)%	(998)	(883)	(115)	(13)%
Depreciation and amortization	(103)	(93)	(10)	(11)%	(202)	(172)	(30)	(17)%
Interest expense, net	(60)	(97)	37	38%	(128)	(194)	66	34%
Other, net	73	(211)	284	**	(3)	(142)	139	98%
Income (loss) before income tax (expense) benefit	437	(95)	532	**	1,282	857	425	50%
Income tax (expense) benefit	(116)	22	(138)	**	(348)	(222)	(126)	(57)%
Net income (loss)	321	(73)	394	**	934	635	299	47%
Less: Net income attributable to noncontrolling interests	(8)	(12)	4	33%	(16)	(19)	3	16%
Net income (loss) attributable to Fox Corporation stockholders	$313	$(85)	$398	**	$918	$616	$302	49%

**	not meaningful
Overview
For the three months ended December 31, 2022 and 2021
The Company’s revenues increased 4% for the three months ended December 31, 2022, as compared to the corresponding period of fiscal 2022, due to higher affiliate fee, advertising and other revenues. The increase in affiliate fee revenue was primarily due to higher average rates per subscriber and higher fees received from television stations that are affiliated with the FOX Network, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, partially offset by a lower average number of subscribers. The increase in advertising revenue was primarily attributable to the broadcast of the Fédération International de Football Association (“FIFA”) Men’s World Cup, higher political advertising revenue at FOX Television Stations principally due to the November 2022 U.S. midterm elections, additional National Football League (“NFL”) regular season games, higher NFL ratings and continued growth at TUBI. Partially offsetting this increase was the absence of NFL Thursday Night Football (“TNF”) and lower direct response advertising revenue at FOX News Media. The increase in other revenues was primarily due to the impact of acquisitions of entertainment production companies in fiscal 2022 and higher FOX Nation subscription revenues.
Operating expenses decreased 4% for the three months ended December 31, 2022, as compared to the corresponding period of fiscal 2022, primarily due to the absence of TNF, partially offset by higher sports programming rights amortization and production costs driven by the broadcast of the FIFA Men’s World Cup and NFL and Major League Baseball (“MLB”) content and higher costs associated with increased digital investment at FOX News Media and TUBI.
Selling, general and administrative expenses increased 18% for the three months ended December 31, 2022, as compared to the corresponding period of fiscal 2022, primarily due to higher legal and employee related costs.
For the six months ended December 31, 2022 and 2021
The Company’s revenues increased 4% for the six months ended December 31, 2022, as compared to the corresponding period of fiscal 2022, due to higher affiliate fee, advertising and other revenues. The increase in affiliate fee revenue was primarily due to higher average rates per subscriber and higher fees received from television stations that are affiliated with the FOX Network, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, partially offset by a lower average number of subscribers. The increase in advertising revenue was primarily attributable to the broadcast of the FIFA Men’s World Cup, higher political advertising revenue at FOX Television Stations principally due to the November 2022 U.S. midterm elections, additional NFL regular season games, higher NFL pricing and continued growth at TUBI. Partially offsetting this increase was the absence of TNF and lower ratings at FOX Entertainment. The increase in other revenues was primarily due to the impact of acquisitions of entertainment production companies in fiscal 2022 and higher FOX Nation subscription revenues.
Operating expenses decreased 1% for the six months ended December 31, 2022, as compared to the corresponding period of fiscal 2022, primarily due to the absence of TNF, partially offset by higher sports programming rights amortization and production costs due to the broadcast of the FIFA Men’s World Cup and NFL and MLB content, and increased digital investment at TUBI and FOX News Media.
Selling, general and administrative expenses increased 13% for the six months ended December 31, 2022, as compared to the corresponding period of fiscal 2022, primarily due to higher legal and employee related costs.
Depreciation and amortization—Depreciation and amortization expense increased 11% and 17% for the three and six months ended December 31, 2022, respectively, as compared to the corresponding periods of fiscal 2022, primarily due to increased spending as a result of digital initiatives and the impact of the fiscal 2022 acquisitions of entertainment production companies.
Other, net—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net.”
Income tax (expense) benefit—The Company’s tax provision and related effective tax rate of 27% for the three and six months ended December 31, 2022 was higher than the statutory rate of 21% primarily due to state taxes and other permanent items.
The Company’s tax provision and related effective tax rate for the three and six months ended December 31, 2021 was higher than the statutory rate primarily due to state taxes, offset by other permanent items.

Net income (loss)—The Company recorded net income of $321 million and $934 million for the three and six months ended December 31, 2022, respectively, as compared to a net loss of $73 million and net income of $635 million for the three and six months ended December 31, 2021, respectively. The increases were primarily due to higher Segment EBITDA (as defined below) at the Television segment and a higher gain recognized on the change in fair value of the Company's investment in Flutter Entertainment plc, partially offset by lower Segment EBITDA at the Cable segment.
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
The following tables set forth the Company’s Revenues and Segment EBITDA for the three and six months ended December 31, 2022, as compared to the three and six months ended December 31, 2021:

	For the three months ended December 31,				For the six months ended December 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Cable Network Programming	$1,632	$1,638	$(6)	—%	$3,063	$3,054	$9	—%
Television	2,934	2,759	175	6%	4,648	4,340	308	7%
Other, Corporate and Eliminations	39	44	(5)	(11)%	86	92	(6)	(7)%
Total revenues	$4,605	$4,441	$164	4%	$7,797	$7,486	$311	4%

	For the three months ended December 31,				For the six months ended December 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Segment EBITDA
Cable Network Programming	$353	$668	$(315)	(47)%	$1,095	$1,442	$(347)	(24)%
Television	256	(273)	529	**	665	86	579	**
Other, Corporate and Eliminations	(78)	(85)	7	8%	(137)	(154)	17	11%
Adjusted EBITDA(a)	$531	$310	$221	71%	$1,623	$1,374	$249	18%

**	not meaningful
(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Cable Network Programming (39% and 41% of the Company’s revenues for the first six months of fiscal 2023 and 2022, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Affiliate fee	$1,026	$1,039	$(13)	(1)%	$2,055	$2,065	$(10)	—%
Advertising	451	454	(3)	(1)%	767	765	2	—%
Other	155	145	10	7%	241	224	17	8%
Total revenues	1,632	1,638	(6)	—%	3,063	3,054	9	—%
Operating expenses	(1,097)	(837)	(260)	(31)%	(1,661)	(1,360)	(301)	(22)%
Selling, general and administrative	(186)	(137)	(49)	(36)%	(315)	(261)	(54)	(21)%
Amortization of cable distribution investments	4	4	—	—%	8	9	(1)	(11)%
Segment EBITDA	$353	$668	$(315)	(47)%	$1,095	$1,442	$(347)	(24)%
For the three months ended December 31, 2022 and 2021
Revenues at the Cable Network Programming segment remained relatively flat for the three months ended December 31, 2022, as compared to the corresponding period of fiscal 2022, as the decreases in affiliate fee and advertising revenues were offset by higher other revenues. The decrease in affiliate fee revenue was primarily due to a lower average number of subscribers, partially offset by higher average rates per subscriber, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals. The decrease in the average number of subscribers was due to a reduction in traditional MVPD subscribers, partially offset by an increase in virtual MVPD subscribers. The decrease in advertising revenue was primarily due to lower direct response advertising revenue at FOX News Media, partially offset by the broadcast of the FIFA Men’s World Cup at the national sports networks in the current year quarter. The increase in other revenues was primarily due to higher FOX Nation subscription revenues.
Cable Network Programming Segment EBITDA decreased 47% for the three months ended December 31, 2022, as compared to the corresponding period of fiscal 2022, due to higher expenses. Operating expenses increased primarily due to higher sports programming rights amortization, led by the broadcast of the FIFA Men’s World Cup, the renewed MLB contract, and additional college football games at the national sports networks, and increased digital investment at FOX News Media. Selling, general and administrative expenses increased principally due to higher legal costs at FOX News Media.
For the six months ended December 31, 2022 and 2021
Revenues at the Cable Network Programming segment remained relatively flat for the six months ended December 31, 2022, as compared to the corresponding period of fiscal 2022, as the decrease in affiliate fee revenue was offset by higher advertising and other revenues. Affiliate fee revenue remained relatively consistent as the decrease in the average number of subscribers was offset by higher average rates per subscriber, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals. The decrease in the average number of subscribers was due to a reduction in traditional MVPD subscribers, partially offset by an increase in virtual MVPD subscribers. Advertising revenue remained relatively consistent as the broadcast of the FIFA Men’s World Cup at the national sports networks was offset by lower digital advertising revenue at FOX News Media. The increase in other revenues was primarily due to higher FOX Nation subscription revenues.
Cable Network Programming Segment EBITDA decreased 24% for the six months ended December 31, 2022, as compared to the corresponding period of fiscal 2022, primarily due to higher expenses. Operating expenses increased primarily due to higher sports programming rights amortization led by the broadcast of the FIFA Men’s World Cup, the renewed MLB contract and additional college football games at the national sports networks, and increased digital investment at FOX News Media. Selling, general and administrative expenses increased principally due to higher legal costs at FOX News Media.
Television (60% and 58% of the Company’s revenues for the first six months of fiscal 2023 and 2022, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Advertising	$2,052	$1,954	$98	5%	$2,957	$2,773	$184	7%
Affiliate fee	686	649	37	6%	1,368	1,290	78	6%
Other	196	156	40	26%	323	277	46	17%
Total revenues	2,934	2,759	175	6%	4,648	4,340	308	7%
Operating expenses	(2,415)	(2,809)	394	14%	(3,486)	(3,835)	349	9%
Selling, general and administrative	(263)	(223)	(40)	(18)%	(497)	(419)	(78)	(19)%
Segment EBITDA	$256	$(273)	$529	**	$665	$86	$579	**

**	not meaningful
For the three months ended December 31, 2022 and 2021
Revenues at the Television segment increased 6% for the three months ended December 31, 2022, as compared to the corresponding period of fiscal 2022, due to higher advertising, affiliate fee and other revenues. The increase in advertising revenue was primarily due to the broadcast of the FIFA Men’s World Cup, additional regular season NFL games, higher NFL ratings, higher political advertising revenue at FOX Television Stations principally due to the November 2022 U.S. midterm elections, and continued growth at TUBI. Partially offsetting this increase was the absence of TNF on the FOX Network in the current year. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations. The increase in other revenues was primarily due to the impact of acquisitions of entertainment production companies in fiscal 2022.
Television Segment EBITDA increased $529 million for the three months ended December 31, 2022, as compared to the corresponding period of fiscal 2022, due to the revenue increases noted above and lower expenses. Operating expenses decreased primarily due to the absence of TNF, partially offset by higher sports programming rights amortization and production costs driven by the broadcast of the FIFA Men’s World Cup and NFL content including additional regular season games, as well as increased digital investment in TUBI. Selling, general and administrative expenses increased primarily due to higher employee related costs.
For the six months ended December 31, 2022 and 2021
Revenues at the Television segment increased 7% for the six months ended December 31, 2022, as compared to the corresponding period of fiscal 2022, due to higher advertising, affiliate fee and other revenues. The increase in advertising revenue was primarily due to the broadcast of the FIFA Men’s World Cup, additional regular season NFL games, higher NFL ratings, higher political advertising revenue at FOX Television Stations principally due to the November 2022 U.S. midterm elections, and continued growth at TUBI. Partially offsetting this increase was the absence of TNF and lower ratings at FOX Entertainment. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations. The increase in other revenues was primarily due to the impact of acquisitions of entertainment production companies in fiscal 2022.
Television Segment EBITDA increased $579 million for the six months ended December 31, 2022, as compared to the corresponding period of fiscal 2022, due to the revenue increases noted above and lower expenses. Operating expenses decreased primarily due to the absence of TNF partially offset by higher sports programming rights amortization and production costs driven by the broadcast of the FIFA Men’s World Cup, NFL content including additional regular season games, the renewed MLB contract and increased digital investment in TUBI. Selling, general and administrative expenses increased primarily due to the impact of the fiscal 2022 acquisitions of entertainment production companies and higher employee related costs.
Other, Corporate and Eliminations (1% of the Company’s revenues for the first six months of fiscal 2023 and 2022)

	For the three months ended December 31,				For the six months ended December 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues	$39	$44	$(5)	(11)%	$86	$92	$(6)	(7)%
Operating expenses	(16)	(21)	5	24%	(37)	(43)	6	14%
Selling, general and administrative	(101)	(108)	7	6%	(186)	(203)	17	8%
Segment EBITDA	$(78)	$(85)	$7	8%	$(137)	$(154)	$17	11%
For the three and six months ended December 31, 2022 and 2021
Revenues at the Other, Corporate and Eliminations segment for the three and six months ended December 31, 2022 and 2021 include revenues generated by Credible and the operation of the FOX Studio Lot for third parties. Operating expenses for the three and six months ended December 31, 2022 and 2021 include advertising and promotional expenses at Credible. Selling, general and administrative expenses for the three and six months ended December 31, 2022 and 2021 primarily relate to employee costs, professional fees and the costs of operating the FOX Studio Lot.
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

The following table reconciles Net income to Adjusted EBITDA for the three and six months ended December 31, 2022, as compared to the three and six months ended December 31, 2021:

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
	(in millions)
Net income (loss)	$321	$(73)	$934	$635
Add
Amortization of cable distribution investments	4	4	8	9
Depreciation and amortization	103	93	202	172
Interest expense, net	60	97	128	194
Other, net	(73)	211	3	142
Income tax expense (benefit)	116	(22)	348	222
Adjusted EBITDA	$531	$310	$1,623	$1,374
The following table sets forth the computation of Adjusted EBITDA for the three and six months ended December 31, 2022, as compared to the three and six months ended December 31, 2021.

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
	(in millions)
Revenues	$4,605	$4,441	$7,797	$7,486
Operating expenses	(3,528)	(3,667)	(5,184)	(5,238)
Selling, general and administrative	(550)	(468)	(998)	(883)
Amortization of cable distribution investments	4	4	8	9
Adjusted EBITDA	$531	$310	$1,623	$1,374
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company has approximately $4.1 billion of cash and cash equivalents as of December 31, 2022 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 5—Borrowings to the accompanying Financial Statements). The Company also has access to the worldwide capital markets, subject to market conditions. As of December 31, 2022, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any noncompliance with such covenants.
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

Sources and Uses of Cash
Net cash used in operating activities for the six months ended December 31, 2022 and 2021 was as follows (in millions):

For the six months ended December 31,	2022	2021
Net cash used in operating activities	$(261)	$(656)
The decrease in net cash used in operating activities during the six months ended December 31, 2022, as compared to the corresponding period of fiscal 2022, was primarily due to higher Segment EBITDA and lower sports rights payments due to the absence of Thursday Night Football.
Net cash used in investing activities for the six months ended December 31, 2022 and 2021 was as follows (in millions):

For the six months ended December 31,	2022	2021
Net cash used in investing activities	$(221)	$(296)
The decrease in net cash used in investing activities during the six months ended December 31, 2022, as compared to the corresponding period of fiscal 2022, was primarily due to the absence of acquisitions and dispositions, partially offset by an increase in capital expenditures and higher investments in equity securities.
Net cash used in financing activities for six months ended December 31, 2022 and 2022 was as follows (in millions):

For the six months ended December 31,	2022	2021
Net cash used in financing activities	$(660)	$(679)
The decrease in net cash used in financing activities during the six months ended December 31, 2022, as compared to the corresponding period of fiscal 2022, was primarily due to the sale of a subsidiary non-controlling interest.
Stock Repurchase Program
See Note 6—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program.” As of December 31, 2022, the Company’s remaining stock repurchase authorization was approximately $0.9 billion. Subsequent to December 31, 2022, the Company repurchased approximately 1.6 million shares of Class A Common Stock and Class B Common Stock (collectively, the “Common Stock”) for approximately $50 million and the Company announced that the Board has authorized incremental stock repurchases of an additional $3 billion of Common Stock. With this increase, the Company’s total stock repurchase authorization is now $7 billion. Subject to market conditions and other factors, the Company intends to repurchase in the open market or otherwise a combination of Class A Common Stock and Class B Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time. The Company also announced that it intends to enter into an accelerated share repurchase transaction to repurchase $1 billion of Class A Common Stock under the stock repurchase program and to repurchase an additional $450 million of Common Stock during the remainder of fiscal 2023.
Dividends
Subsequent to December 31, 2022, the Company declared a semi-annual dividend of $0.25 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on March 29, 2023 with a record date for determining dividend entitlements of March 1, 2023.
Debt Instruments
Borrowings include senior notes (See Note 9—Borrowings in the 2022 Form 10-K under the heading “Public Debt – Senior Notes Issued”).

Ratings of the Senior Notes
The following table summarizes the Company’s credit ratings as of December 31, 2022:

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
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical or current fact are “forward-looking statements” for purposes of federal and state securities laws, including any statements regarding (i) future earnings, revenues or other measures of the Company’s financial performance; (ii) the Company’s plans, strategies and objectives for future operations; (iii) proposed new programming or other offerings; (iv) future economic conditions or performance; (v) future share repurchases; and (vi) assumptions underlying any of the foregoing. Forward-looking statements may include, among others, the words “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “outlook” or any other similar words.
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
•the impact of COVID-19 and other widespread health emergencies or pandemics and measures to contain their spread;

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
•unfavorable litigation outcomes or investigation results that require the Company to pay significant amounts or lead to onerous operating procedures;
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
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of the Company’s repurchases of its Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), during the three months ended December 31, 2022:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
October 1, 2022 – October 31, 2022
Class A Common Stock	1,149,612	$30.45
Class B Common Stock	528,016	28.41
November 1, 2022 – November 30, 2022
Class A Common Stock	2,411,627	30.38
Class B Common Stock	1,100,294	28.60
December 1, 2022 – December 31, 2022
Class A Common Stock	2,146,959	31.09
Class B Common Stock	970,295	29.22
Total
Class A Common Stock	5,708,198	30.66
Class B Common Stock	2,598,605	28.79
	8,306,803		$900

(a)	The Company has not made any purchases of Common Stock other than in connection with the publicly announced stock repurchase program described below.

(b)	These amounts exclude any fees, commissions or other costs associated with the share repurchases.

(c)
The Company’s Board of Directors (“the Board”) has authorized a $4 billion stock repurchase program, under which the Company can repurchase Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time. Subsequent to December 31, 2022, the Company announced that the Board has authorized incremental stock repurchases of an additional $3 billion of Common Stock (See Note 6—Stockholders’ Equity to the accompanying Unaudited Consolidated Financial Statements of FOX under the heading “Stock Repurchase Program”).

In total, the Company repurchased approximately 16 million shares of Common Stock for approximately $500 million during the six months ended December 31, 2022.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable
ITEM 5.        OTHER INFORMATION
Not applicable
ITEM 6.        EXHIBITS
(a)    Exhibits.

3.1	Amended and Restated Certificate of Incorporation of Fox Corporation.*
10.1	Fox Corporation 2019 Shareholder Alignment Plan Australian Sub-Plan.*+
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2022 and 2021; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2022 and 2021; (iii) Consolidated Balance Sheets as of December 31, 2022 (unaudited) and June 30, 2022 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2022 and 2021; (v) Unaudited Consolidated Statements of Equity for the three and six months ended December 31, 2022 and 2021; and (vi) Notes to the Unaudited Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	This exhibit is a management contract or compensatory plan or arrangement
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fox Corporation (Registrant)

	By:	/s/ Steven Tomsic
Steven Tomsic
Chief Financial Officer

Date: February 8, 2023