Form 10-Q
period 2023-03-31
Fox Corp
filed 2023-05-09
CIK 1754301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2023, 269,056,516 shares of Class A Common Stock, par value $0.01 per share, and 235,581,025 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

FOX CORPORATION
FORM 10-Q

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
Revenues	$4,084	$3,455	$11,881	$10,941
Operating expenses	(2,727)	(2,164)	(7,911)	(7,402)
Selling, general and administrative	(528)	(485)	(1,526)	(1,368)
Depreciation and amortization	(106)	(92)	(308)	(264)
Interest expense, net	(55)	(91)	(183)	(285)
Other, net	(719)	(233)	(722)	(375)
(Loss) income before income tax benefit (expense)	(51)	390	1,231	1,247
Income tax benefit (expense)	1	(100)	(347)	(322)
Net (loss) income	(50)	290	884	925
Less: Net income attributable to noncontrolling interests	(4)	(7)	(20)	(26)
Net (loss) income attributable to Fox Corporation stockholders	$(54)	$283	$864	$899

(LOSS) EARNINGS PER SHARE DATA

Weighted average shares:
Basic	521	563	537	569
Diluted	521	567	539	573

Net (loss) income attributable to Fox Corporation stockholders per share:
Basic	$(0.10)	$0.50	$1.61	$1.58
Diluted	$(0.10)	$0.50	$1.60	$1.57
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN MILLIONS)

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
Net (loss) income	$(50)	$290	$884	$925
Other comprehensive income, net of tax:
Benefit plan adjustments and other	6	3	13	17
Other comprehensive income, net of tax	6	3	13	17
Comprehensive (loss) income	(44)	293	897	942
Less: Net income attributable to noncontrolling interests(a)	(4)	(7)	(20)	(26)
Comprehensive (loss) income attributable to Fox Corporation stockholders	$(48)	$286	$877	$916

(a)
Net income attributable to noncontrolling interests includes $(4) million and $(5) million for the three months ended March 31, 2023 and 2022, respectively, and $(14) million and $(9) million for the nine months ended March 31, 2023 and 2022, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of March 31, 2023	As of June 30, 2022
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$4,146	$5,200
Receivables, net	2,741	2,128
Inventories, net	487	791
Other	349	162
Total current assets	7,723	8,281
Non-current assets
Property, plant and equipment, net	1,675	1,682
Intangible assets, net	3,097	3,157
Goodwill	3,557	3,554
Deferred tax assets	3,199	3,440
Other non-current assets	3,145	2,071
Total assets	$22,396	$22,185
LIABILITIES AND EQUITY
Current liabilities
Borrowings	$1,249	$—
Accounts payable, accrued expenses and other current liabilities	3,153	2,296
Total current liabilities	4,402	2,296
Non-current liabilities
Borrowings	5,961	7,206
Other liabilities	1,578	1,120
Redeemable noncontrolling interests	200	188
Commitments and contingencies
Equity
Class A Common Stock(a)	3	3
Class B Common Stock(b)	2	3
Additional paid-in capital	8,361	9,098
Retained earnings	2,032	2,461
Accumulated other comprehensive loss	(213)	(226)
Total Fox Corporation stockholders’ equity	10,185	11,339
Noncontrolling interests	70	36
Total equity	10,255	11,375
Total liabilities and equity	$22,396	$22,185

(a)
Class A Common Stock, $0.01 par value per share, 2,000,000,000 shares authorized, 270,539,087 shares and 307,496,876 shares issued and outstanding at par as of March 31, 2023 and June 30, 2022, respectively.

(b)
Class B Common Stock, $0.01 par value per share, 1,000,000,000 shares authorized, 235,581,025 shares and 243,122,595 shares issued and outstanding at par as of March 31, 2023 and June 30, 2022, respectively.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the nine months ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$884	$925
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	308	264
Amortization of cable distribution investments	12	14
Equity-based compensation	55	75
Other, net	722	375
Deferred income taxes	234	195
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(692)	(309)
Inventories net of programming payable	222	(156)
Accounts payable and accrued expenses	(200)	(205)
Other changes, net	(238)	(227)
Net cash provided by operating activities	1,307	951
INVESTING ACTIVITIES
Property, plant and equipment	(237)	(191)
Acquisitions, net of cash acquired	—	(243)
Proceeds from dispositions, net	—	82
Purchase of investments	(55)	(28)
Other investing activities, net	(26)	(6)
Net cash used in investing activities	(318)	(386)
FINANCING ACTIVITIES
Repayment of borrowings	—	(750)
Repurchase of shares	(1,750)	(748)
Dividends paid and distributions	(291)	(295)
Sale of subsidiary noncontrolling interest	25	—
Other financing activities, net	(27)	(24)
Net cash used in financing activities	(2,043)	(1,817)
Net decrease in cash and cash equivalents	(1,054)	(1,252)
Cash and cash equivalents, beginning of year	5,200	5,886
Cash and cash equivalents, end of period	$4,146	$4,634
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(IN MILLIONS)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Fox Corporation Stockholders’ Equity	Noncontrolling Interests(a)	Total Equity
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	298	$3	238	$2	$8,836	$2,985	$(219)	$11,607	$69	$11,676
Net (loss) income	—	—	—	—	—	(54)	—	(54)	8	(46)
Other comprehensive income	—	—	—	—	—	—	6	6	—	6
Dividends	—	—	—	—	—	(128)	—	(128)	—	(128)
Shares repurchased	(27)	—	(3)	—	(502)	(761)	—	(1,263)	—	(1,263)
Other	(1)	—	1	—	27	(10)	—	17	(7)	10
Balance, March 31, 2023	270	$3	236	$2	$8,361	$2,032	$(213)	$10,185	$70	$10,255
Balance, December 31, 2021	317	$3	248	$3	$9,265	$2,308	$(304)	$11,275	$15	$11,290
Net income	—	—	—	—	—	283	—	283	12	295
Other comprehensive income	—	—	—	—	—	—	3	3	—	3
Dividends	—	—	—	—	—	(135)	—	(135)	—	(135)
Shares repurchased	(4)	—	(2)	—	(104)	(147)	—	(251)	—	(251)
Other	—	—	—	—	34	(9)	—	25	(9)	16
Balance, March 31, 2022	313	$3	246	$3	$9,195	$2,300	$(301)	$11,200	$18	$11,218
Balance, June 30, 2022	308	$3	243	$3	$9,098	$2,461	$(226)	$11,339	$36	$11,375
Net income	—	—	—	—	—	864	—	864	34	898
Other comprehensive income	—	—	—	—	—	—	13	13	—	13
Dividends	—	—	—	—	—	(265)	—	(265)	—	(265)
Shares repurchased	(38)	—	(8)	—	(763)	(1,000)	—	(1,763)	—	(1,763)
Other	—	—	1	(1)	26	(28)	—	(3)	—	(3)
Balance, March 31, 2023	270	$3	236	$2	$8,361	$2,032	$(213)	$10,185	$70	$10,255
Balance, June 30, 2021	324	$3	252	$3	$9,453	$1,982	$(318)	$11,123	$2	$11,125
Net income	—	—	—	—	—	899	—	899	35	934
Other comprehensive income	—	—	—	—	—	—	17	17	—	17
Dividends	—	—	—	—	—	(273)	—	(273)	—	(273)
Shares repurchased	(14)	—	(6)	—	(326)	(422)	—	(748)	—	(748)
Other	3	—	—	—	68	114	—	182	(19)	163
Balance, March 31, 2022	313	$3	246	$3	$9,195	$2,300	$(301)	$11,200	$18	$11,218

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 4—Fair Value under the heading “Redeemable Noncontrolling Interests”).
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
The Company continues to evaluate the impact the CAMT will have on its financial statements but expects that, when applicable, the Company will be subject to the CAMT. The CAMT would impact the timing of the cash tax benefit the Company receives from the amortization of the additional tax basis received as a result of the Transaction Tax (as defined in Note 1—Description of Business and Basis of Presentation in the 2022 Form 10-K). This change in timing would result in an increase to its annual cash tax liability which could be material. However, as noted above, if the Company pays CAMT it will receive a CAMT credit that can be carried forward indefinitely and applied against its regular federal tax liability in future years. The Company has been subject to the excise tax on stock repurchases occurring after December 31, 2022, but the impact to the financial statements is not material.
NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS
The Company’s acquisitions support the Company’s strategy to strengthen its core brands, grow its digital businesses and selectively enhance production capabilities for its digital and linear platforms. There were no acquisitions during the three and nine months ended March 31, 2023. During the nine months ended March 31, 2022, the Company made acquisitions, primarily consisting of three entertainment production companies, for total cash consideration of approximately $240 million. The revenues and Segment EBITDA (as defined in Note 10—Segment Information) included within the Company’s consolidated results of operations associated with these companies were not material individually or in the aggregate.
NOTE 3. INVENTORIES, NET
The Company’s inventories were comprised of the following:

	As of March 31, 2023	As of June 30, 2022
	(in millions)
Licensed programming, including prepaid sports rights	$733	$975
Owned programming	446	337
Total inventories, net	1,179	1,312
Less: current portion of inventories, net	(487)	(791)
Total non-current inventories, net	$692	$521

Owned programming
Released	$252	$205
In-process and other	194	132
Total	$446	$337

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the aggregate amortization expense related to Inventories, net included in Operating expenses in the Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
	(in millions)		(in millions)
Amortization expense	$1,781	$1,150	$5,201	$4,591
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
The following tables present information about financial assets and redeemable noncontrolling interests carried at fair value on a recurring basis:

	Fair value measurements
	As of March 31, 2023
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$806	$806	(a)	$—	$—
Redeemable noncontrolling interests	(200)	—		—	(200)	(b)
Total	$606	$806		$—	$(200)

	Fair value measurements
	As of June 30, 2022
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$435	$435	(a)	$—	$—
Redeemable noncontrolling interests	(188)	—		—	(188)	(b)
Total	$247	$435		$—	$(188)

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

In connection with the combination of The Stars Group Inc. and Flutter in May 2020, FOX Sports received the right to acquire an 18.6% equity interest in FanDuel Group (“FanDuel”), a majority-owned subsidiary of Flutter, at a price set forth in the relevant agreement (structured as a 10-year option), which has been the

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
subject of arbitration proceedings. In January 2023, the U.S. District Court for the Southern District of New York confirmed and entered the arbitrator’s ruling affirming FOX Sports’ 10-year call option expiring in December 2030 to acquire 18.6% of FanDuel for $3.72 billion, with a 5% annual escalator. FOX has no obligation to commit capital towards this opportunity unless and until it exercises the option. In addition, Flutter cannot pursue an initial public offering for FanDuel without FOX’s consent or approval from the arbitrator.
Redeemable Noncontrolling Interests
The redeemable noncontrolling interests recorded are put rights held by minority shareholders in Credible Labs Inc. (“Credible”) and an entertainment production company.
The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
	(in millions)
Beginning of period	$(196)	$(172)	$(188)	$(261)
Acquisitions(a)	—	—	—	(58)
Net loss	4	5	14	9
Distributions	—	—	—	3
Accretion and other(b)	(8)	(8)	(26)	132
End of period	$(200)	$(175)	$(200)	$(175)

(a)	The increase for the nine months ended March 31, 2022 was primarily due to the acquisition of an entertainment production company.
(b)	As a result of the expiration of the sports network minority shareholder’s final put right during the nine months ended March 31, 2022, approximately $110 million was reclassified into equity.
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

	As of March 31, 2023	As of June 30, 2022
	(in millions)
Borrowings
Fair value	$7,037	$7,084
Carrying value	$7,210	$7,206
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
Generally, the Company does not require collateral to secure receivables. As of March 31, 2023 and June 30, 2022, the Company had no customers that accounted for 10% or more of the Company’s receivables.
NOTE 5. BORROWINGS
Borrowings include senior notes (See Note 9—Borrowings in the 2022 Form 10-K under the heading “Public Debt – Senior Notes Issued”) of which $1.25 billion of 4.030% senior notes are due in January 2024. In addition, the Company is party to a credit agreement providing a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of March 2024 (See Note 9—Borrowings in the 2022 Form 10-K under the heading “Revolving Credit Agreement”). As of March 31, 2023, there were no borrowings outstanding under the revolving credit agreement.
NOTE 6. STOCKHOLDERS’ EQUITY
Stock Repurchase Program
The Board previously authorized a stock repurchase program under which the Company can repurchase $4 billion of Class A Common Stock (the “Class A Common Stock”) and Class B Common Stock (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”). In February 2023, the Board authorized incremental stock repurchases of an additional $3 billion of Common Stock. With this increase, the Company’s total stock repurchase authorization is now $7 billion. The program has no time limit and may be modified, suspended or discontinued at any time.
In February 2023, the Company entered into an accelerated share repurchase (“ASR”) agreement in which the Company paid a third-party financial institution $1 billion and received an initial delivery of approximately 22.5 million shares of Class A Common Stock, representing 80% of the shares expected to be repurchased under the ASR agreement, at a price of $35.54 per share, which was the Nasdaq Global Select Market closing share price of the Class A Common Stock on February 8, 2023. The Company will receive a final delivery of shares of Class A Common Stock, which is determined using the volume-weighted average market price of the Class A Common Stock on the Nasdaq Global Select Market during the term of the ASR agreement less a discount. The Company accounted for the ASR agreement as two separate transactions. The initial delivery of Class A Common Stock was accounted for as a treasury stock transaction recorded on the acquisition date. The final settlement of Class A Common Stock is accounted for as a forward contract indexed to the Class A Common Stock and qualified as an equity transaction.
During the nine months ended March 31, 2023, the Company repurchased approximately 46 million shares of Common Stock for approximately $1.8 billion.
Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.
As of March 31, 2023, the Company’s remaining stock repurchase authorization was approximately $2.6 billion. Subsequent to March 31, 2023, the Company repurchased approximately 1.5 million shares of Common Stock for approximately $50 million.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Loss) Earnings Per Share
The computation of diluted (loss) earnings per share did not include common stock equivalents during each period presented if their inclusion would have been antidilutive.
Dividends
The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
Cash dividend per share	$0.25	$0.24	$0.50	$0.48
The Company declared a semi-annual dividend of $0.25 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended March 31, 2023, which was paid on March 29, 2023 to stockholders of record on March 1, 2023.
NOTE 7. EQUITY-BASED COMPENSATION
The Company has one equity plan, the Fox Corporation 2019 Shareholder Alignment Plan (See Note 12—Equity-Based Compensation in the 2022 Form 10-K).
The following table summarizes the Company’s equity-based compensation:

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
	(in millions)
Equity-based compensation	$23	$28	$55	$75
Intrinsic value of all settled equity-based awards	$1	$2	$77	$96
Tax benefit on settled equity-based awards	$1	$—	$14	$21
The Company’s equity-based awards are settled in Class A Common Stock. As of March 31, 2023, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $94 million and is expected to be recognized over a weighted average period between one and two years.
As of March 31, 2023 and 2022, the Company had approximately 5 million and 6 million stock options outstanding, respectively.
Awards Vested and Granted
Restricted Stock Units
During the nine months ended March 31, 2023 and 2022, approximately 1.5 million and 2.4 million restricted stock units (“RSUs”) vested and approximately 2.1 million and 1.7 million RSUs were granted, respectively. These RSUs generally vest in equal annual installments over a three-year period subject to participants’ continued employment with the Company.
Performance-Based Stock Options
During the nine months ended March 31, 2023 and 2022, the Company granted approximately 4 million performance-based stock options, in each period, which will vest in full at the end of a three-year performance period if the market condition is met, and have a term of seven years thereafter.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of March 31, 2023 and June 30, 2022 were approximately $39 billion and $42 billion, respectively. The decrease from June 30, 2022 was primarily due to sports programming rights payments.
In December 2022, the Company renewed the operating lease for its corporate headquarters at 1211 Avenue of the Americas in New York through fiscal 2042. In connection with this extension, the Company recorded additional operating lease assets and liabilities of approximately $540 million in December 2022.
Contingencies
The Company establishes an accrued liability for legal claims and indemnification claims when the Company determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition. For the contingencies disclosed below for which there is at least a reasonable possibility that a loss may be incurred, other than the accrual provided, the Company was unable to estimate the amount of loss or range of loss.
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
U.K. Newspaper Matters Indemnity
In connection with the separation of Twenty-First Century Fox, Inc. (“21CF”) and News Corporation in June 2013 (the “21CF News Corporation Separation”), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the Separation Agreement (as defined in Note 1—Description of Business and Basis of Presentation in the 2022 Form 10-K under the heading “The Distribution”), the Company assumed certain costs and liabilities related to the U.K. Newspaper Matters Indemnity. The liability recorded in the Balance Sheets related to the indemnity was approximately $120 million and $65 million as of March 31, 2023 and June 30, 2022, respectively. The increase in the liability recorded was attributable to an increase in the number of civil claims submitted in advance of the September 30, 2022 cutoff date set by the judge for this phase of the litigation.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Defamation and Disparagement Claims
From time to time, the Company and its news businesses, including FOX News Media and the FOX Television Stations, and their employees are subject to lawsuits alleging defamation or disparagement. These include lawsuits filed by Smartmatic USA Corp. and certain of its affiliates (collectively, “Smartmatic”) in February 2021 seeking $2.7 billion in damages and Dominion Voting Systems, Inc. and certain of its affiliates (collectively, “Dominion”) in March 2021 seeking $1.6 billion in damages. On March 31, 2023, the court in the Dominion case issued its rulings on summary judgment motions that were unfavorable to the Company. Following these rulings, on April 18, 2023, the Company and its subsidiary, Fox News Network, LLC, entered into a Release and Settlement Agreement with Dominion pursuant to which the parties agreed to resolve the lawsuits among them. The Company paid an aggregate of approximately $800 million to settle this and a related lawsuit in April 2023, which was included in Accounts payable, accrued expenses and other current liabilities in the Consolidated Balance Sheet as of March 31, 2023 and Other, net in the Consolidated Statement of Operations for the three months ended March 31, 2023 (See Note 11—Additional Financial Information under the headings “Accounts Payable, Accrued Expenses and Other Current Liabilities” and Other, net”).
The Company continues to believe the Smartmatic and other lawsuits alleging defamation or disparagement are without merit and intends to defend against them vigorously, including through any appeals. Discovery in the Smartmatic case remains ongoing and it is likely that depositions, expert discovery and summary judgment and other key motions will follow. At this time, a trial in the Smartmatic lawsuit is not expected to commence until 2025. The Company is unable to predict the final outcome of these matters and has determined that a loss in the Smartmatic case is neither probable nor reasonably estimable. There can be no assurance that the ultimate resolution of these pending matters will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
On April 11, 2023 and April 20, 2023, stockholders of the Company filed derivative lawsuits against certain directors of the Company under the captions Schwarz v. Murdoch et al., C.A. No. 2023-0418 (Del. Ch.) and Greenberg et al. v. Murdoch et al., C.A. No. 2023-0440 (Del. Ch.). The lawsuits each named the Company as a nominal defendant. The complaints allege that members of the Company’s Board breached their fiduciary duties by allowing the Company’s news channel to air programming regarding election fraud in connection with the 2020 U.S. Presidential election, which resulted in significant defamation cases. The plaintiffs seek orders awarding damages in favor of the Company; directing the Company to reform and improve its policies and procedures; and awarding the plaintiffs attorneys' fees and costs. The Company believes the lawsuits are without merit and intends to vigorously defend against them.
Other
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
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. Pension plans and postretirement benefit plans are closed to new participants with the exception of a small

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
group covered by collective bargaining agreements. The net periodic benefit cost was $16 million and $14 million for the three months ended March 31, 2023 and 2022, respectively, and $48 million and $41 million for the nine months ended March 31, 2023 and 2022, respectively.
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

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables set forth the Company’s Revenues and Segment EBITDA for the three and nine months ended March 31, 2023 and 2022:

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
	(in millions)
Revenues
Cable Network Programming	$1,570	$1,583	$4,633	$4,637
Television	2,475	1,820	7,123	6,160
Other, Corporate and Eliminations	39	52	125	144
Total revenues	$4,084	$3,455	$11,881	$10,941
Segment EBITDA
Cable Network Programming	$792	$864	$1,887	$2,306
Television	117	35	782	121
Other, Corporate and Eliminations	(76)	(88)	(213)	(242)
Amortization of cable distribution investments	(4)	(5)	(12)	(14)
Depreciation and amortization	(106)	(92)	(308)	(264)
Interest expense, net	(55)	(91)	(183)	(285)
Other, net	(719)	(233)	(722)	(375)
(Loss) income before income tax benefit (expense)	(51)	390	1,231	1,247
Income tax benefit (expense)	1	(100)	(347)	(322)
Net (loss) income	(50)	290	884	925
Less: Net income attributable to noncontrolling interests	(4)	(7)	(20)	(26)
Net (loss) income attributable to Fox Corporation stockholders	$(54)	$283	$864	$899
Revenues by Segment by Component

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
	(in millions)
Cable Network Programming
Affiliate fee	$1,093	$1,097	$3,148	$3,162
Advertising	316	339	1,083	1,104
Other	161	147	402	371
Total Cable Network Programming revenues	1,570	1,583	4,633	4,637
Television
Advertising	1,559	969	4,516	3,742
Affiliate fee	764	700	2,132	1,990
Other	152	151	475	428
Total Television revenues	2,475	1,820	7,123	6,160
Other, Corporate and Eliminations	39	52	125	144
Total revenues	$4,084	$3,455	$11,881	$10,941

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
	(in millions)
Depreciation and amortization
Cable Network Programming	$18	$16	$52	$43
Television	38	28	97	82
Other, Corporate and Eliminations	50	48	159	139
Total depreciation and amortization	$106	$92	$308	$264

	As of March 31, 2023	As of June 30, 2022
	(in millions)
Assets
Cable Network Programming	$2,763	$2,682
Television	8,337	7,915
Other, Corporate and Eliminations	10,342	11,010
Investments	954	578
Total assets	$22,396	$22,185
NOTE 11. ADDITIONAL FINANCIAL INFORMATION
Interest Expense, net
The following table sets forth the components of Interest expense, net included in the Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
	(in millions)
Interest expense	$(86)	$(92)	$(262)	$(287)
Interest income	31	1	79	2
Total interest expense, net	$(55)	$(91)	$(183)	$(285)

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other, net
The following table sets forth the components of Other, net included in the Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
	(in millions)
Legal settlement costs(a)	$(850)	$—	$(850)	$—
Net gains (losses) on investments in equity securities(b)	182	(191)	317	(293)
U.K. Newspaper Matters Indemnity(a)	(24)	(22)	(106)	(71)
Transaction costs	(17)	(17)	(45)	(41)
Other	(10)	(3)	(38)	30
Total other, net	$(719)	$(233)	$(722)	$(375)

(a)	See Note 8—Commitments and Contingencies under the headings “Defamation and Disparagement Claims” and “U.K. Newspaper Matters Indemnity.”
(b)	Net gains (losses) on investments in equity securities includes the gains (losses) related to the change in fair value of the Company’s investment in Flutter (See Note 4—Fair Value).
Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of March 31, 2023	As of June 30, 2022
	(in millions)
Operating lease assets(a)	$965	$477
Investments(b)	954	578
Inventories, net	692	521
Grantor Trust	269	270
Other	265	225
Total other non-current assets	$3,145	$2,071

(a)	See Note 8—Commitments and Contingencies under the heading “Commitments.”
(b)	Includes investments accounted for at fair value on a recurring basis of $806 million and $435 million as of March 31, 2023 and June 30, 2022, respectively (See Note 4—Fair Value).

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accounts Payable, Accrued Expenses and Other Current Liabilities
The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of March 31, 2023	As of June 30, 2022
	(in millions)
Accrued expenses(a)	$1,662	$992
Programming payable	836	686
Deferred revenue	186	209
Operating lease liabilities	77	107
Other current liabilities	392	302
Total accounts payable, accrued expenses and other current liabilities	$3,153	$2,296

(a)	See Note 8—Commitments and Contingencies under the heading “Defamation and Disparagement Claims.”
Other Liabilities
The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of March 31, 2023	As of June 30, 2022
	(in millions)
Non-current operating lease liabilities(a)	$930	$405
Accrued non-current pension/postretirement liabilities	426	447
Other non-current liabilities	222	268
Total other liabilities	$1,578	$1,120

(a)	See Note 8—Commitments and Contingencies under the heading “Commitments.”
Future Performance Obligations
As of March 31, 2023, approximately $4.0 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to affiliate contracts, sports advertising contracts and content licensing contracts with fixed fees. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Information

	For the nine months ended March 31,
	2023	2022
	(in millions)
Supplemental cash flows information
Cash paid for interest	$(324)	$(363)
Cash paid for income taxes	$(239)	$(204)

Supplemental information on acquisitions
Fair value of assets acquired, excluding cash	$—	$348
Cash acquired	—	7
Liabilities assumed	—	(47)
Redeemable noncontrolling interests issued	—	(5)
Cash paid	—	(250)
Fair value of equity instruments issued as consideration to third parties(a)	—	53
Issuance of subsidiary common units	—	(53)
Fair value of equity instruments consideration	$—	$—

(a)	Includes Redeemable noncontrolling interests.

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
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three and nine months ended March 31, 2023 and 2022 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2023 and 2022. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2023 and 2022, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of March 31, 2023. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
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

RESULTS OF OPERATIONS
Results of Operations—For the three and nine months ended March 31, 2023 versus the three and nine months ended March 31, 2022.
The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2023, as compared to the three and nine months ended March 31, 2022:

	For the three months ended March 31,				For the nine months ended March 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Affiliate fee	$1,857	$1,797	$60	3%	$5,280	$5,152	$128	2%
Advertising	1,875	1,307	568	43%	5,598	4,845	753	16%
Other	352	351	1	—%	1,003	944	59	6%
Total revenues	4,084	3,455	629	18%	11,881	10,941	940	9%
Operating expenses	(2,727)	(2,164)	(563)	(26)%	(7,911)	(7,402)	(509)	(7)%
Selling, general and administrative	(528)	(485)	(43)	(9)%	(1,526)	(1,368)	(158)	(12)%
Depreciation and amortization	(106)	(92)	(14)	(15)%	(308)	(264)	(44)	(17)%
Interest expense, net	(55)	(91)	36	40%	(183)	(285)	102	36%
Other, net	(719)	(233)	(486)	**	(722)	(375)	(347)	(93)%
(Loss) income before income tax benefit (expense)	(51)	390	(441)	**	1,231	1,247	(16)	(1)%
Income tax benefit (expense)	1	(100)	101	**	(347)	(322)	(25)	(8)%
Net (loss) income	(50)	290	(340)	**	884	925	(41)	(4)%
Less: Net income attributable to noncontrolling interests	(4)	(7)	3	43%	(20)	(26)	6	23%
Net (loss) income attributable to Fox Corporation stockholders	$(54)	$283	$(337)	**	$864	$899	$(35)	(4)%

**	not meaningful
Overview
For the three months ended March 31, 2023 and 2022
The Company’s revenues increased 18% for the three months ended March 31, 2023, as compared to the corresponding period of fiscal 2022, primarily due to higher advertising and affiliate fee revenues. The increase in advertising revenue was primarily attributable to revenues resulting from the broadcast of Super Bowl LVII in February 2023 (including the post-game broadcast of Next Level Chef) of approximately $550 million, a higher volume of National Football League (“NFL”) games in the current year and continued growth at TUBI, partially offset by lower ratings at the FOX Network and lower direct response advertising revenue at FOX News Media. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, partially offset by a lower average number of subscribers at the Company’s owned and operated television stations.
Operating expenses increased 26% for the three months ended March 31, 2023, as compared to the corresponding period of fiscal 2022, primarily due to higher sports programming rights amortization and production costs driven by the broadcast of Super Bowl LVII in February 2023 and a higher volume of NFL games in the current year and increased digital investment in TUBI, partially offset by lower entertainment programming costs.
Selling, general and administrative expenses increased 9% for the three months ended March 31, 2023, as compared to the corresponding period of fiscal 2022, primarily due to higher legal costs at FOX News Media and higher employee related costs.
For the nine months ended March 31, 2023 and 2022
The Company’s revenues increased 9% for the nine months ended March 31, 2023, as compared to the corresponding period of fiscal 2022, due to higher advertising, affiliate fee and other revenues. The increase in advertising revenue was primarily attributable to revenues resulting from the broadcast of Super Bowl LVII in February 2023, higher political advertising revenue at FOX Television Stations principally due to the November 2022 United States (“U.S.”) midterm elections, the broadcast of the Fédération International de Football Association (“FIFA”) Men’s World Cup in the fall of 2022, additional NFL post-season games and continued growth at TUBI. Partially offsetting this increase was the absence of NFL Thursday Night Football (“TNF”) and lower ratings at the FOX Network in the current year. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, partially offset by a lower average number of subscribers at the Company’s owned and operated television stations. The increase in other revenues was primarily due to the impact of acquisitions of entertainment production companies in fiscal 2022 and higher FOX Nation subscription revenues, partially offset by the timing of animation productions.
Operating expenses increased 7% for the nine months ended March 31, 2023, as compared to the corresponding period of fiscal 2022, primarily due to higher sports programming rights amortization and production costs driven by the broadcast of the Super Bowl LVII in February 2023, the FIFA Men’s World Cup in the fall of 2022 and additional post-season NFL and Major League Baseball (“MLB”) content, as well as increased digital investment in TUBI and at FOX News Media. Partially offsetting this increase was the absence of TNF and lower entertainment marketing and timing of certain programming costs.
Selling, general and administrative expenses increased 12% for the nine months ended March 31, 2023, as compared to the corresponding period of fiscal 2022, primarily due to higher legal costs at FOX News Media, higher employee related costs and the impact of the fiscal 2022 acquisitions of entertainment production companies.
Depreciation and amortization—Depreciation and amortization expense increased 15% and 17% for the three and nine months ended March 31, 2023, respectively, as compared to the corresponding periods of fiscal 2022, primarily due to an increase in broadcast production assets at FOX Sports, increased spending as a result of digital initiatives, and, for the nine months ended March 31, 2023, the impact of the fiscal 2022 acquisitions of entertainment production companies.
Other, net—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net.”
Income tax benefit (expense)—The Company’s tax provision and related effective tax rate for the three and nine months ended March 31, 2023, was different than the statutory rate of 21% primarily due to state taxes and the impact of other permanent items.
The Company's tax provision and related effective tax rate of 26% for the three and nine months ended March 31, 2022 was higher than the statutory rate of 21% primarily due to state taxes.
Net (loss) income—The Company recorded a net loss of $50 million and net income of $884 million for the three and nine months ended March 31, 2023, respectively, as compared to net income of $290 million and $925 million for the three and nine months ended March 31, 2022, respectively. The decreases were primarily due to legal settlement costs at FOX News Media (See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net”), partially offset by a higher gain recognized on the change in fair value of the Company's investment in Flutter Entertainment plc and higher Segment EBITDA (as defined below).
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
The following tables set forth the Company’s Revenues and Segment EBITDA for the three and nine months ended March 31, 2023, as compared to the three and nine months ended March 31, 2022:

	For the three months ended March 31,				For the nine months ended March 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Cable Network Programming	$1,570	$1,583	$(13)	(1)%	$4,633	$4,637	$(4)	—%
Television	2,475	1,820	655	36%	7,123	6,160	963	16%
Other, Corporate and Eliminations	39	52	(13)	(25)%	125	144	(19)	(13)%
Total revenues	$4,084	$3,455	$629	18%	$11,881	$10,941	$940	9%

	For the three months ended March 31,				For the nine months ended March 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Segment EBITDA
Cable Network Programming	$792	$864	$(72)	(8)%	$1,887	$2,306	$(419)	(18)%
Television	117	35	82	**	782	121	661	**
Other, Corporate and Eliminations	(76)	(88)	12	14%	(213)	(242)	29	12%
Adjusted EBITDA(a)	$833	$811	$22	3%	$2,456	$2,185	$271	12%

**	not meaningful
(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Cable Network Programming (39% and 43% of the Company’s revenues for the first nine months of fiscal 2023 and 2022, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Affiliate fee	$1,093	$1,097	$(4)	—%	$3,148	$3,162	$(14)	—%
Advertising	316	339	(23)	(7)%	1,083	1,104	(21)	(2)%
Other	161	147	14	10%	402	371	31	8%
Total revenues	1,570	1,583	(13)	(1)%	4,633	4,637	(4)	—%
Operating expenses	(610)	(580)	(30)	(5)%	(2,271)	(1,940)	(331)	(17)%
Selling, general and administrative	(172)	(144)	(28)	(19)%	(487)	(405)	(82)	(20)%
Amortization of cable distribution investments	4	5	(1)	(20)%	12	14	(2)	(14)%
Segment EBITDA	$792	$864	$(72)	(8)%	$1,887	$2,306	$(419)	(18)%
For the three months ended March 31, 2023 and 2022
Revenues at the Cable Network Programming segment decreased 1% for the three months ended March 31, 2023, as compared to the corresponding period of fiscal 2022, primarily due to lower affiliate fee and advertising revenues, partially offset by higher other revenues. Affiliate fee revenue remained relatively consistent as the decrease in the average number of subscribers was offset by higher average rates per subscriber, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals. The decrease in the average number of subscribers was due to a reduction in traditional MVPD subscribers, partially offset by an increase in virtual MVPD subscribers. The decrease in advertising revenue was primarily due to lower direct response advertising revenue at FOX News Media, partially offset by the broadcast of the World Baseball Classic at the national sports networks in the current year quarter. The increase in other revenues was primarily due to higher FOX Nation subscription revenues.
Cable Network Programming Segment EBITDA decreased 8% for the three months ended March 31, 2023, as compared to the corresponding period of fiscal 2022, due to the revenue decreases noted above and higher expenses. Operating expenses increased primarily due to higher sports programming rights amortization and production costs, including the broadcast of the World Baseball Classic at the national sports networks. Selling, general and administrative expenses increased primarily due to higher legal costs at FOX News Media. Also contributing to the increase in expenses was higher costs associated with the second season of the United States Football League (“USFL”).
For the nine months ended March 31, 2023 and 2022
Revenues at the Cable Network Programming segment remained relatively consistent for the nine months ended March 31, 2023, as compared to the corresponding period of fiscal 2022, as the decreases in affiliate fee and advertising revenues were offset by higher other revenues. Affiliate fee revenue remained relatively consistent as the decrease in the average number of subscribers was offset by higher average rates per subscriber, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals. The decrease in the average number of subscribers was due to a reduction in traditional MVPD subscribers, partially offset by an increase in virtual MVPD subscribers. Advertising revenue decreased primarily due to lower direct response and digital advertising revenues at FOX News Media, partially offset by the broadcast of the FIFA Men’s World Cup at the national sports networks in the current year. The increase in other revenues was primarily due to higher FOX Nation subscription revenues.
Cable Network Programming Segment EBITDA decreased 18% for the nine months ended March 31, 2023, as compared to the corresponding period of fiscal 2022, primarily due to higher expenses. Operating expenses increased primarily due to higher sports programming rights amortization led by the broadcast of the FIFA Men’s World Cup, the renewed MLB contract and additional college football games at the national sports networks, and increased digital investment at FOX News Media. Selling, general and administrative expenses increased primarily due to higher legal costs at FOX News Media and higher costs associated with the expansion of the USFL.
Television (60% and 56% of the Company’s revenues for the first nine months of fiscal 2023 and 2022, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Advertising	$1,559	$969	$590	61%	$4,516	$3,742	$774	21%
Affiliate fee	764	700	64	9%	2,132	1,990	142	7%
Other	152	151	1	1%	475	428	47	11%
Total revenues	2,475	1,820	655	36%	7,123	6,160	963	16%
Operating expenses	(2,106)	(1,557)	(549)	(35)%	(5,592)	(5,392)	(200)	(4)%
Selling, general and administrative	(252)	(228)	(24)	(11)%	(749)	(647)	(102)	(16)%
Segment EBITDA	$117	$35	$82	**	$782	$121	$661	**

**	not meaningful
For the three months ended March 31, 2023 and 2022
Revenues at the Television segment increased 36% for the three months ended March 31, 2023, as compared to the corresponding period of fiscal 2022, primarily due to higher advertising and affiliate fee revenues. The increase in advertising revenue was primarily due to revenues resulting from the broadcast of Super Bowl LVII in February 2023 and a higher volume of NFL games partially offset by lower ratings at the FOX Network, and continued growth at TUBI. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations.
Television Segment EBITDA increased $82 million for the three months ended March 31, 2023, as compared to the corresponding period of fiscal 2022, due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased primarily due to higher sports programming rights amortization and production costs driven by the broadcast of Super Bowl LVII in February 2023 and a higher volume of NFL games and increased digital investment in TUBI, partially offset by lower entertainment programming costs including the absence of a write-down of certain scripted programming in the prior year quarter. Selling, general and administrative expenses increased primarily due to higher employee related costs.
For the nine months ended March 31, 2023 and 2022
Revenues at the Television segment increased 16% for the nine months ended March 31, 2023, as compared to the corresponding period of fiscal 2022, due to higher advertising, affiliate fee and other revenues. The increase in advertising revenue was primarily due to revenues resulting from the broadcast of Super Bowl LVII in February 2023, higher political advertising revenue at FOX Television Stations principally due to the November 2022 U.S. midterm elections, the broadcast of the FIFA Men’s World Cup, additional NFL post-season games and continued growth at TUBI. Partially offsetting this increase was the absence of TNF and lower ratings at the FOX Network in the current year. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations. The increase in other revenues was primarily due to the impact of acquisitions of entertainment production companies in fiscal 2022, partially offset by the timing of animation productions.
Television Segment EBITDA increased $661 million for the nine months ended March 31, 2023, as compared to the corresponding period of fiscal 2022, due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased primarily due to higher sports programming rights amortization and production costs driven by the broadcast of the Super Bowl LVII in February 2023, NFL and MLB content, led by additional post-season games, and the FIFA Men’s World Cup, as well as increased digital investment in TUBI. Partially offsetting this increase was the absence of TNF and lower entertainment marketing and timing of certain programming costs. Selling, general and administrative expenses increased primarily due to higher employee related costs and the impact of the fiscal 2022 acquisitions of entertainment production companies.
Other, Corporate and Eliminations (1% of the Company’s revenues for the first nine months of fiscal 2023 and 2022)

	For the three months ended March 31,				For the nine months ended March 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues	$39	$52	$(13)	(25)%	$125	$144	$(19)	(13)%
Operating expenses	(11)	(27)	16	59%	(48)	(70)	22	31%
Selling, general and administrative	(104)	(113)	9	8%	(290)	(316)	26	8%
Segment EBITDA	$(76)	$(88)	$12	14%	$(213)	$(242)	$29	12%
For the three and nine months ended March 31, 2023 and 2022
Revenues at the Other, Corporate and Eliminations segment for the three and nine months ended March 31, 2023 and 2022 include revenues generated by Credible and the operation of the FOX Studio Lot for third parties. Operating expenses for the three and nine months ended March 31, 2023 and 2022 include advertising and promotional expenses at Credible. Selling, general and administrative expenses for the three and nine months ended March 31, 2023 and 2022 primarily relate to employee costs, professional fees and the costs of operating the FOX Studio Lot.
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

The following table reconciles Net income to Adjusted EBITDA for the three and nine months ended March 31, 2023, as compared to the three and nine months ended March 31, 2022:

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
	(in millions)
Net (loss) income	$(50)	$290	$884	$925
Add
Amortization of cable distribution investments	4	5	12	14
Depreciation and amortization	106	92	308	264
Interest expense, net	55	91	183	285
Other, net	719	233	722	375
Income tax (benefit) expense	(1)	100	347	322
Adjusted EBITDA	$833	$811	$2,456	$2,185
The following table sets forth the computation of Adjusted EBITDA for the three and nine months ended March 31, 2023, as compared to the three and nine months ended March 31, 2022.

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
	(in millions)
Revenues	$4,084	$3,455	$11,881	$10,941
Operating expenses	(2,727)	(2,164)	(7,911)	(7,402)
Selling, general and administrative	(528)	(485)	(1,526)	(1,368)
Amortization of cable distribution investments	4	5	12	14
Adjusted EBITDA	$833	$811	$2,456	$2,185
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company has approximately $4.1 billion of cash and cash equivalents as of March 31, 2023 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 5—Borrowings to the accompanying Financial Statements). The Company also has access to the worldwide capital markets, subject to market conditions. As of March 31, 2023, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any noncompliance with such covenants.
The principal uses of cash that affect the Company’s liquidity position include the following: the acquisition of rights and related payments for entertainment and sports programming; operational expenditures including production costs; marketing and promotional expenses; expenses related to broadcasting the Company’s programming; employee and facility costs; capital expenditures; acquisitions; interest and dividend payments; debt repayments; legal settlements; and stock repurchases.
The Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Sources and Uses of Cash
Net cash provided by operating activities for the nine months ended March 31, 2023 and 2022 was as follows (in millions):

For the nine months ended March 31,	2023	2022
Net cash provided by operating activities	$1,307	$951
The increase in net cash provided by operating activities during the nine months ended March 31, 2023, as compared to the corresponding period of fiscal 2022, was primarily due to higher Segment EBITDA, lower sports rights payments primarily due to the current year absence of Thursday Night Football and lower entertainment programming costs.
Net cash used in investing activities for the nine months ended March 31, 2023 and 2022 was as follows (in millions):

For the nine months ended March 31,	2023	2022
Net cash used in investing activities	$(318)	$(386)
The decrease in net cash used in investing activities during the nine months ended March 31, 2023, as compared to the corresponding period of fiscal 2022, was primarily due to the absence of acquisitions and dispositions, partially offset by an increase in capital expenditures and higher investments in equity securities.
Net cash used in financing activities for the nine months ended March 31, 2023 and 2022 was as follows (in millions):

For the nine months ended March 31,	2023	2022
Net cash used in financing activities	$(2,043)	$(1,817)
The increase in net cash used in financing activities during the nine months ended March 31, 2023, as compared to the corresponding period of fiscal 2022, was primarily due to activity under the stock repurchase program, partially offset by the absence of the $750 million repayment of senior notes that matured in January 2022 (See Note 9—Borrowings in the 2022 Form 10-K under the heading “Current Borrowings”).
Stock Repurchase Program
See Note 6—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program.”
Dividends
The Company declared a semi-annual dividend of $0.25 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended March 31, 2023, which was paid on March 29, 2023 with a record date for determining dividend entitlements of March 1, 2023.
Debt Instruments
Borrowings include senior notes (See Note 9—Borrowings in the 2022 Form 10-K under the heading “Public Debt – Senior Notes Issued”).

Ratings of the Senior Notes
The following table summarizes the Company’s credit ratings as of March 31, 2023:

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
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of the Company’s repurchases of its Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), during the three months ended March 31, 2023:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
January 1, 2023 - January 31, 2023
Class A Common Stock	1,089,696	$32.12
Class B Common Stock	504,020	30.11
February 1, 2023 - February 28, 2023
Class A Common Stock(d)	23,962,014	43.92
Class B Common Stock	696,000	33.42
March 1, 2023 - March 31, 2023
Class A Common Stock	2,429,570	33.72
Class B Common Stock	1,367,329	31.01
Total
Class A Common Stock(d)	27,481,280	42.55
Class B Common Stock	2,567,349	31.48
	30,048,629		$2,650

(a)	The Company has not made any purchases of Common Stock other than in connection with the publicly announced stock repurchase program described below.
(b)	These amounts exclude any fees, commissions or other costs associated with the share repurchases.
(c)
The Company’s Board of Directors (“the Board”) previously authorized a stock repurchase program, under which the Company can repurchase $4 billion of Common Stock. In February 2023, the Board authorized incremental stock repurchases of an additional $3 billion of Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time. With this increase, the Company’s total stock repurchase authorization is now $7 billion.

(d)
In February 2023, in connection with the stock repurchase program, the Company entered into an accelerated share repurchase (“ASR”) agreement in which the Company paid a third-party financial institution $1 billion and received an initial delivery of approximately 22.5 million shares of Class A Common Stock, representing 80% of the shares expected to be repurchased under the ASR agreement, at a price of $35.54 per share (See Note 6—Stockholders’ Equity to the accompanying Unaudited Consolidated Financial Statements of FOX under the heading “Stock Repurchase Program”).

In total, the Company repurchased approximately 46 million shares of Common Stock for approximately $1.8 billion during the nine months ended March 31, 2023.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable
ITEM 5.        OTHER INFORMATION
Not applicable
ITEM 6.        EXHIBITS
(a)    Exhibits.

3.1
Amended and Restated By-laws of Fox Corporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated February 13, 2023 and filed with the Securities and Exchange Commission on February 13, 2023).

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2023 and 2022; (ii) Unaudited Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended March 31, 2023 and 2022; (iii) Consolidated Balance Sheets as of March 31, 2023 (unaudited) and June 30, 2022 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2023 and 2022; (v) Unaudited Consolidated Statements of Equity for the three and nine months ended March 31, 2023 and 2022; and (vi) Notes to the Unaudited Consolidated Financial Statements.*

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

Date: May 9, 2023