Form 10-K
period 2023-06-30
Fox Corp
filed 2023-08-11
CIK 1754301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of December 30, 2022, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $8.9 billion, based upon the closing price of $30.37 per share as quoted on The Nasdaq Global Select Market on that date, and the aggregate market value of the registrant’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $3.8 billion, based upon the closing price of $28.45 per share as quoted on The Nasdaq Global Select Market on that date.
As of August 8, 2023, 253,683,969 shares of Class A Common Stock and 235,581,025 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Fox Corporation definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, which is intended to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Fox Corporation’s fiscal year end.

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
•Television, which produces, acquires, markets and distributes programming through the FOX broadcast network, advertising supported video-on-demand (“AVOD”) service Tubi, 29 full power broadcast television stations, including 11 duopolies, and other digital platforms, primarily in the U.S. Eighteen of the broadcast television stations are affiliated with the FOX Network, 10 are affiliated with MyNetworkTV and one is an independent station. The segment also includes various production companies that produce content for the Company and third parties.
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
Unless otherwise indicated, references in this Annual Report on Form 10-K (this “Annual Report”) for the fiscal year ended June 30, 2023 (“fiscal 2023”) to “FOX,” the “Company,” “we,” “us” or “our” mean Fox Corporation and its consolidated subsidiaries. We use the term “MVPDs” to refer collectively to traditional MVPDs and virtual MVPDs.
FOX became a standalone publicly traded company on March 19, 2019, when Twenty-First Century Fox, Inc. (“21CF”) spun off the Company to 21CF stockholders and FOX’s Class A Common Stock and Class B Common Stock (collectively, the “Common Stock”) began trading on The Nasdaq Global Select Market (the “Transaction”). The Walt Disney Company (“Disney”) acquired the remaining 21CF assets and 21CF became a wholly-owned subsidiary of Disney. The Company is party to a separation and distribution agreement and a tax matters agreement that govern certain aspects of the Company’s relationship with 21CF and Disney following the Transaction. The core transition services agreements entered into in connection with the Transaction terminated in accordance with their terms in fiscal 2022.
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
Business Overview
FOX produces and delivers compelling news, sports and entertainment content through its iconic brands, including FOX News Media, FOX Sports, FOX Entertainment, FOX Television Stations and Tubi Media Group. The Company differentiates itself in a crowded media and entertainment marketplace through its simple structure, the leadership positions of its brands and premium programming that focus on live and “appointment-based” content, a significant presence in major markets, and broad distribution of its content across traditional and digital platforms.
Our Competitive Strengths
Premium brands that resonate deeply with viewers.
Under the FOX banner, we produce and distribute content through some of the world’s leading and most valued brands. Our long track record of challenging the status quo emboldens us to continue making innovative decisions, disrupting norms and forming deeper relationships with audiences. FOX News Media is among the most influential and recognized news brands in the world. FOX Sports has earned a reputation for bold sports programming and, with its far-reaching presence in virtually every U.S. household, is a leading destination for live sports events and sports commentary. FOX Entertainment is renowned for its engaging primetime entertainment, including scripted dramas, leading unscripted programming and its longstanding Sunday animation block. Tubi, our leading AVOD service, attracts a young, diverse and highly engaged audience to its over 60,000 programming titles. These brands and others in our portfolio, such as our 29 owned and operated local television stations, including 18 broadcasting under the FOX brand, hold cultural significance with consumers and commercial importance for distributors and advertisers. The quality of our programming and the strength of our brands maximize the value of our content through a combination of affiliate fees and advertising sales.
Leadership positions across strategically significant programming platforms.
FOX enjoys a leadership position across our core news, sports and entertainment businesses. As linear television viewership declines across the industry, "appointment-based" programming that is the FOX hallmark remains resilient. For over 20 consecutive years, FOX News has been the top-rated national cable news channel in both Monday to Friday primetime and total day viewing, according to The Nielsen Company ("Nielsen"). FOX News also finished calendar year 2022 as the #1 cable network in Monday to Friday primetime and total day viewing among total viewers for the seventh consecutive year. A leader in marquee live sports broadcasts, FOX Sports programs the National Football League ("NFL") (including the #1 show on television, America's Game of the Week), college football (including the Big Ten Conference), Major League Baseball's ("MLB") Regular Season, All-Star Game and World Series, National Association of Stock Car Auto Racing (“NASCAR”) and other marquee cyclical events, including the Super Bowl and the Fédération Internationale de Football Association ("FIFA") Men's and Women's World Cup. FOX Sports has secured a significant portion of its marquee rights under long-term contracts. FOX Entertainment has delivered the youngest and most diverse audience of the broadcast networks across all programming in primetime for over two decades. During the

2022-2023 broadcast season, FOX Entertainment featured the #1 entertainment telecast with Next Level Chef following Super Bowl LVII, the #1 broadcast drama 9-1-1, the #1 new unscripted series Special Forces: World’s Toughest Test, the #1 new scripted drama in 2023 Accused, and three of the top 10 comedies on broadcast television with The Simpsons, Family Guy and Bob’s Burgers. FOX Television Stations covers 18 Nielsen-designated market areas ("DMAs"), including 14 of the 15 largest, and was the #1 or #2 rated news provider in the hours of 5 a.m. - 9 a.m. in the majority of the markets in which it operates. Under FOX’s ownership, Tubi has become one of the most relevant and fastest growing AVOD services in the country in fiscal 2023, with over 50% growth in total view time (the total number of hours watched) compared to the prior fiscal year. Tubi is part of Tubi Media Group, a division formed in fiscal 2023 to house the Company’s digital platform services. Taken together, we believe our leadership positions will continue to support meaningful affiliate fee revenue growth and sustained advertising revenue, while enabling us to nimbly respond to the opportunities and challenges traditional media companies are facing relating to rapidly evolving technologies and changes in consumer behavior.
Significant presence and relevance in major domestic markets.
The FOX portfolio combines the range of national cable and broadcast networks and digital distribution platforms with the power of tailored local television. FOX News and FOX Business are available in over 70 million U.S. households and FOX Sports and FOX Entertainment programming on the FOX Network is available in essentially all U.S. households. Additionally, our 29 owned and operated television stations cover 18 DMAs, including 14 of the 15 largest, and maintain duopolies in 11 DMAs, including New York, Los Angeles and Chicago, the three largest. These stations provide balanced content of national interest with programming of note to local communities, producing approximately 1,200 hours of local news coverage each week. Tubi’s ubiquitous availability both online and through its app provides broad distribution of films, episodic television programming and live local and national news content. Tubi carries over 100 local station feeds (including feeds of our owned and operated stations), covering 75 DMAs and 22 of the top 25 markets. The breadth and depth of our footprint allows us to produce and distribute our content in a cost-effective manner and share best business practices and models across regions. It also enables us to engage audiences, develop deeper consumer relationships and create more compelling product offerings.
Attractive financial profile, including multiple revenue streams, strong balance sheet and other assets.
We have achieved strong revenue growth and profitability in a complex industry environment over the past several years. Additionally, our strong balance sheet provides us with the financial flexibility to continue to invest across our businesses, allocate resources toward investments in growth initiatives, take advantage of strategic opportunities, including potential acquisitions across the range of media categories in which we operate, and return capital to our stockholders. We have maintained significant liquidity, ending fiscal 2023 with approximately $4.3 billion of cash and cash equivalents on our balance sheet while returning approximately $2.3 billion of capital to our stockholders through our stock repurchase program and cash dividends during fiscal 2023. We also benefit from a tax asset that resulted from the step-up in the tax basis of our assets following the Transaction, which is expected to provide an annual cash tax benefit for many years. Additionally, our asset portfolio includes the FOX Studio Lot in Los Angeles, California. The historic lot spans over 50 acres and close to 2 million square feet of space for administration and television and film production services available to industry clients, including 15 sound stages, two broadcast studios and other production facilities. We also own an equity stake in Flutter Entertainment plc (“Flutter”), an online sports betting and gaming company with operations in the U.S. and internationally, and we maintain a valuable option to acquire 18.6% of FanDuel Group, a majority-owned subsidiary of Flutter.
Goals and Strategies
Maintain leading positions in live news, live sports and quality entertainment.
We have long been a leader in news, sports and entertainment programming. We believe that building on our leading market positions is essential to our success. We are investing in our most attractive growth opportunities by allocating capital to our news, sports and entertainment properties, which we believe have distinct competitive advantages. For example, we have continued our investments in digital properties at FOX News Media, including investments in the FOX Nation subscription video-on-demand ("SVOD") service and the FOX Weather free advertising-supported streaming television (“FAST”) service. In addition, we continue to invest at FOX Sports, where fiscal 2023 highlights include a landmark rights extension with the Big Ten

Conference, the return of the United States Football League (the "USFL") for a second season and the league’s expansion into additional markets. Recognizing the industry-wide changes in viewership habits, FOX Entertainment is expanding its footprint across owned and unscripted content. FOX Entertainment is investing in more co-production arrangements and owns a stake in each new series that premiered on the FOX Network during the 2022-2023 broadcast season. In addition, our production companies such as MarVista Entertainment and the Studio Ramsay Global production venture with Gordon Ramsay produce content for FOX as well as third parties, which reduces our reliance on third-party content providers. We also continue to invest in content, technology and marketing at Tubi to attract new viewers and retain Tubi’s existing audience. In fiscal 2023, Tubi expanded its content library through the premiere of over 100 new original titles and the launch of over 100 sports, entertainment and local news channels, for a total of nearly 250 sports, entertainment and local news channels on the platform. We believe continuing to provide compelling news, sports and entertainment programming across platforms will increase audience engagement and drive growth across our distribution, affiliate and advertising relationships.
Increase revenue growth through the continued delivery of high quality, premium and valuable content.
With a focused portfolio of assets, we create and produce high quality programming that delivers value for our viewers, our affiliates and our advertisers. We intend to continue to generate appropriate value for our content. Additionally, we expect our internal production capabilities and co-production arrangements will facilitate growth by enabling us to directly manage the economics and programming decisions of our broadcast network, stations group and Tubi. We also believe our unique ability to deliver "appointment-based" viewing and audiences at scale, along with innovative advertising platforms, delivers substantial value to our advertising customers, and the unique nature of our "appointment-based" content positions us to maintain and even grow audiences during a time of increasing consumer fragmentation.
Expand our digital distribution offerings and direct engagement with consumers, increasing complementary sources of revenues.
The availability of our key networks on all major virtual MVPD services reflects the strength of our brands and the "must-have" nature of our content. We are also cultivating and growing direct interactions between FOX brands and consumers outside traditional linear television. For example, Tubi, which we acquired in fiscal 2020, provides us with a wholly-owned digital platform to access a wider digital audience and further the reach of our content. Tubi continues to experience significant growth in total view time across a library of over 60,000 titles, as well as key FOX entertainment, news and sports programming, and it streamed approximately 6.8 billion hours of content over the course of the fiscal year (a record for the platform) to a young, diverse and highly engaged audience advertisers are eager to reach. FOX News Media operates a number of digital businesses, including FOX News Digital, which attracts the highest multiplatform time spent in the news category, along with the FOX Nation SVOD service, which offers U.S. consumers a variety of on-demand content (including original programming), and FOX Weather, which offers local, regional and national weather reporting in addition to live programming. Additionally, FOX Television Stations operates a portfolio of digital businesses, including the FLX digital advertising platform and the LiveNOW from FOX, FOX Locals and FOX Soul FAST services, in addition to distributing its local news programming on Tubi and across a range of third-party platforms.
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

The following table lists the Company’s significant cable networks and the number of subscribers as estimated by Nielsen:

	As of June 30,
	2023	2022
	(in millions)
FOX News Media Networks
FOX News	72	75
FOX Business	70	72
FOX Sports Networks
FS1	72	74
FS2	52	55
The Big Ten Network	48	50
FOX Deportes	13	15
FOX News Media. FOX News Media includes the FOX News and FOX Business networks and their related properties. For over 20 consecutive years, FOX News has been the top-rated national cable news channel in both Monday to Friday primetime and total day viewing. FOX News also finished calendar year 2022 as the #1 cable news network in Monday to Friday total day viewing among the key Adults 25-54 demographic, as well as the #1 cable network in Monday to Friday primetime and total day viewing among total viewers for the seventh consecutive year. FOX Business is a business news national cable channel and was the #1 business network in business day and market hours among total viewers for each quarter during fiscal 2023. FOX News also produces a weekend political commentary show, FOX News Sunday, for broadcast on the FOX Television Stations and stations affiliated with the FOX Network throughout the U.S. FOX News, through its FOX News Edge service, licenses news feeds to affiliates to the FOX Network and other subscribers to use as part of local news broadcasts primarily throughout the U.S. FOX News also produces FOX News Audio, which licenses news updates, podcasts, and long-form programs to local radio stations and to mobile, Internet and satellite radio providers.
FS1. FS1 is a multi-sport national network that features live events, including regular season and post-season MLB games, NASCAR, college football, college basketball, the FIFA Men’s and Women’s World Cup, Major League Soccer (“MLS”), the USFL, the Union of European Football Associations (“UEFA”) European Championship, UEFA Nations League, Concacaf and CONMEBOL soccer and horse racing. In addition to live events, FS1 also features original programming from FOX Sports Films, studio programming such as NASCAR Race Hub and opinion shows such as Undisputed and The Herd with Colin Cowherd.
FS2. FS2 is a multi-sport national network that features live events, including NASCAR, collegiate sports, horse racing, rugby, world-class soccer and motor sports.
FOX Sports Racing. FOX Sports Racing is a 24-hour video programming service consisting of motor sports programming, including NASCAR events and original programming, National Hot Rod Association (“NHRA”), motorcycle racing and horse racing. FOX Sports Racing is distributed to subscribers in Canada and the Caribbean.
FOX Soccer Plus. FOX Soccer Plus is a premium video programming network that showcases exclusive live soccer and rugby competitions, including events from FIFA, UEFA, Concacaf, CONMEBOL, Super Rugby League, Australian Football League and the National Rugby League.
FOX Deportes. FOX Deportes is a Spanish-language sports programming service distributed in the U.S. FOX Deportes features coverage of a variety of sports events, including premier soccer (such as matches from MLS, Liga MX and Liga de Guatemala), the NFL NFC Championship and the Super Bowl, MLB (including regular season games, the National League Championship Series in 2022 and the All-Star and World Series games), NASCAR Cup Series, college football and WWE Smackdown. In addition to live events, FOX Deportes also features multi-sport news and highlight shows and daily studio programming. FOX Deportes is available to approximately 12.7 million cable and satellite households in the U.S., of which approximately 3.1 million are Hispanic.

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
Digital Distribution. The Company’s cable network programming is also distributed through FOX-branded websites, apps, podcasts and social media accounts and licensed for distribution through MVPDs’ websites and apps. The Company’s websites and apps provide live and/or on-demand streaming of network-related programming primarily on an authenticated basis to allow video subscribers of the Company’s participating distribution partners to view Company content via the Internet. These websites and apps include FOXNews.com, FOXBusiness.com, FOXWeather.com, FOXSports.com, FOXDeportes.com, theUSFL.com and OutKick.com and the FOX News, FOX Business, FOX Weather, FOX Sports and FOX Deportes mobile apps. FOX News Media also operates direct-to-consumer services FOX Nation, an SVOD service that offers U.S. consumers a variety of on-demand content (including original programming), and FOX Weather, a FAST service that offers local, regional and national weather reporting in addition to live programming. The Big Ten Network distributes programming through the B1G+ subscription video streaming service. The Company also distributes non-authenticated live-streaming and video-on-demand content, podcasts, as well as static visual content such as photography, artwork and graphical design across FOX-branded social media and third party video and audio platforms.
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
Cable Network Programming Competition
General. Cable network programming is a highly competitive business. Cable networks compete for content, distribution, viewers and advertisers with a variety of media, including broadcast television networks; cable television systems and networks; direct-to-consumer streaming and on-demand platforms and services; mobile, gaming and social media platforms; audio programming; and print and other media. Important competitive factors include the prices charged for programming, the quantity, quality and variety of programming offered, the accessibility of such programming, the ability to adapt to new technologies and distribution platforms, the quality of user experience and the effectiveness of marketing efforts.
FOX News Media. FOX News' primary competition comes from the broadcast networks' national news divisions and cable networks CNN and MSNBC. FOX Business' primary competition comes from the cable networks CNBC and Bloomberg Television. FOX News and FOX Business also compete for viewers and advertisers within a broad spectrum of television networks, including other non-news cable networks, free-to-air broadcast television networks and direct-to-consumer streaming and on-demand platforms and services. FOX News and FOX Business also face competition online from CNN.com, NBCNews.com, NYTimes.com, CNBC.com, Bloomberg.com, Yahoo.com and The Wall Street Journal Online, among others.
FOX Sports. A number of basic and pay television programming services, direct-to-consumer streaming services, and free-to-air stations and broadcast networks compete with FS1, FS2 and the Big Ten Network for sports programming rights, distribution, audiences and advertisers. On a national level, the primary competitors to FS1, FS2, and the Big Ten Network are ESPN, ESPN2, TNT, TBS, USA Network, CBS Sports Network, league-owned networks such as NFL Network, NHL Network, NBA TV and MLB Network, collegiate conference-specific networks such as the SEC Network, Pac-12 Network and ACC Network, and direct-to-consumer streaming services such as ESPN+, Peacock, Amazon Prime Video, Apple TV+, Paramount+, Max, FuboTV, and Roku. In regional markets, the Big Ten Network competes with regional sports networks, local broadcast television stations and other sports programming providers and distributors.

Television
The Television segment produces, acquires, markets and distributes programming through the FOX broadcast network, the Tubi AVOD service, broadcast television stations and other digital platforms, primarily in the U.S. The segment also includes various production companies that produce content for the Company and third parties.
FOX Television Stations
FOX Television Stations owns and operates 29 full power broadcast television stations, which deliver broadcast network content, local news and syndicated programming to viewers in 18 local markets. These include stations located in 14 of the top 15 largest DMAs and two stations (referred to as duopolies) in each of 11 DMAs, including the three largest DMAs (New York, Los Angeles and Chicago). In two of the duopoly markets, FOX Television Stations is internally channel sharing whereby both of its stations in the market operate using a single 6 MHz channel. Of the 29 full power broadcast television stations, 18 stations are affiliated with the FOX Network. These stations leverage viewer, distributor and advertiser demand for the FOX Network's national content. In addition, the FOX Network's strategy to deliver fewer hours of national content than other major broadcasters benefits stations affiliated with the FOX Network, which can utilize the flexibility in scheduling to offer expanded local news and other programming that viewers covet. Our 29 stations collectively produce approximately 1,200 hours of local news coverage every week. For a description of the programming offered to affiliates of the FOX Network, see "—The FOX Network." In addition, FOX Television Stations owns and operates 10 stations broadcasting programming from MyNetworkTV.
FOX Television Stations also operates a portfolio of digital businesses. These include the FLX (or FOX Local Extension) digital advertising platform and digital distribution businesses, including the LiveNOW from FOX, FOX Locals and FOX Soul FAST services described below under the heading "Digital Distribution."

The following table lists certain information about each of the television stations owned and operated by FOX Television Stations. Unless otherwise noted, all stations are affiliates of the FOX Network.
FOX Television Stations

	DMA/Rank	Station	Digital Channel RF (Virtual)	Type	Percentage of U.S. Television Households in the DMA (a)
New York, NY	1	WNYW	27(5)	UHF	6.2%
		WWOR-TV(b)(c)	25(9)	UHF
Los Angeles, CA*	2	KTTV	11(11)	VHF	4.7%
		KCOP-TV(b)	13(13)	VHF
Chicago, IL	3	WFLD	24(32)	UHF	2.9%
		WPWR-TV(b)(d)	31(50)	UHF
Philadelphia, PA	4	WTXF-TV	31(29)	UHF	2.5%
Dallas, TX*	5	KDFW	35(4)	UHF	2.5%
		KDFI(b)	27(27)	UHF
Atlanta, GA*	6	WAGA-TV	27(5)	UHF	2.2%
Houston, TX*	7	KRIV	26(26)	UHF	2.2%
		KTXH(b)	19(20)	UHF
Washington, DC*	8	WTTG	36(5)	UHF	2.1%
		WDCA(b)(e)	36(20)	UHF
San Francisco, CA*	10	KTVU	31(2)	UHF	2.1%
		KICU-TV(f)	36(36)	UHF
Phoenix, AZ*	11	KSAZ-TV	10(10)	VHF	1.7%
		KUTP(b)	26(45)	UHF
Seattle-Tacoma, WA*	12	KCPQ	13(13)	VHF	1.7%
		KZJO(b)	36(22)	UHF
Tampa, FL*	13	WTVT	12(13)	VHF	1.7%
Detroit, MI*	14	WJBK	7(2)	VHF	1.6%
Minneapolis, MN(g)	15	KMSP-TV	9(9)	VHF	1.5%
		WFTC(b)	29(29)	UHF
Orlando, FL*	17	WOFL	22(35)	UHF	1.4%
		WRBW(b)	28(65)	UHF
Austin, TX*	35	KTBC	7(7)	VHF	0.8%
Milwaukee, WI	38	WITI(h)	31(6)	UHF	0.7%
Gainesville, FL	159	WOGX	31(51)	UHF	0.1%
TOTAL					38.6%

Source: Nielsen, January 2023

*
Denotes a market where stations are also broadcasting in the ATSC 3.0 "NextGenTV" standard in partnership with broadcasters in the applicable DMA through channel sharing arrangements or, in the case of KCOP-TV, KTXH and WRBW, each of those stations has made the conversion to and is broadcasting in the ATSC 3.0 standard. By the Fall of 2023, each of KMSP-TV and WTXF-TV is expected to add an ATSC 3.0 stream.

(a)
VHF television stations transmit on Channels 2 through 13 and UHF television stations on Channels 14 through 36. The Federal Communications Commission (the "FCC") applies a discount (the “UHF Discount"), which attributes only 50% of the television households in a local television market to the audience reach of a UHF television station for purposes of calculating whether that station’s owner complies with the national station ownership cap imposed by FCC regulations and by statute; in making this calculation, only the station’s RF Broadcast Channel is considered. In a duopoly market, both stations must be UHF for the discount to apply. In addition, the coverage of two commonly owned stations in the same market is counted only once. The percentages listed are rounded and do not take into account the UHF Discount. For more information regarding the FCC’s national station ownership cap, see “Government Regulation.”

(b)	MyNetworkTV licensee station.
(c)
WWOR-TV hosts television station WRNN, New Rochelle, NY, licensed to WRNN License Company, LLC, an unrelated third party pursuant to a channel sharing agreement between FOX Television Stations and shared WRNN License Company, LLC. A portion of the spectrum formerly licensed to WWOR-TV is now shared with and licensed to WRNN.

(d)	WPWR-TV channel shares with WFLD.
(e)	WDCA channel shares with WTTG.
(f)	Independent station.
(g)
The Company also owns and operates full power station KFTC, Channel 26, Bemidji, MN as a satellite station of WFTC, Channel 29, Minneapolis, MN. Station KFTC is in addition to the 29 full power stations described in this section.

(h)
WITI hosts television station WVCY, Milwaukee, WI, licensed to VCY America, Inc., an unrelated third party pursuant to a channel sharing agreement between WITI Television, LLC, the predecessor in interest of FOX Television Stations, and VCY America, Inc. A portion of the spectrum family licensed to WITI is now shared with and licensed to WVCY.

The FOX Network
The FOX Network is a premier national television broadcast network, renowned for disrupting legacy broadcasters with powerful sports programming and appealing primetime entertainment. The FOX Network regularly delivers approximately 16 hours of weekly primetime programming to 209 local market affiliates, including 18 stations owned and operated by the Company, covering approximately 99.9% of all U.S. television households, according to Nielsen. The FOX Network primetime lineup is intended to appeal primarily to the 18 to 49 year old audience, the demographic group that advertisers seek to reach most often, with particular success in the 18 to 34 year old audience. The FOX Network has ranked among the top two networks in the 18 to 34 year old audience for the past 28 broadcast seasons. During the 2022-2023 broadcast season, the FOX Network ranked #1 in the 18 to 49 year old audience and #1 across key advertiser demographic groups, including the 18 to 34 year old audience (based on Nielsen’s live+7 ratings). The FOX Network programming ranked #1 among all broadcast network primetime programming for the 2022-2023 broadcast season in the 18 to 49 year old audience (based on Nielsen’s commercial+7 ratings). The median age of the FOX Network viewer is 60 years, as compared to 63 years for ABC Television Network (“ABC”), 64 years for NBC and 66 years for CBS.
•FOX Sports. A significant component of FOX Network programming consists of sports programming, with the FOX Network providing to its affiliates during the 2022-2023 broadcast season live coverage of the NFL, including the premier NFC rights package and America's Game of the Week (the #1 show on television). The FOX Network also provides live coverage of MLB (including the post-season and the World Series), college football and basketball, the NASCAR Cup Series (including the Daytona 500), MLS, the USFL and weekly episodes of WWE Friday Night SmackDown. In certain years, FOX Sports broadcasts the Super Bowl, the FIFA World Cup and the UEFA European Championship. FOX Sports entered into an expanded 11-year media rights agreement with the NFL in fiscal 2021 that extended FOX Sports' coverage of NFC games, created new and exclusive holiday games on the FOX Network, and expanded FOX's digital rights to enable future direct-to-consumer opportunities as well as NFL-related programming on Tubi.
•FOX Entertainment. FOX Entertainment delivers high-quality scripted, unscripted, animated and live event content. FOX Entertainment primetime programming during the 2022-2023 broadcast season featured such scripted series as 9-1-1, 9-1-1: Lone Star, Accused, The Cleaning Lady, Alert: Missing Persons Unit, and the FOX Entertainment-owned comedy Animal Control; animated series, including The Simpsons, Bob's Burgers, Family Guy and The Great North; and unscripted series, such as Next Level Chef and Gordon Ramsay’s Food Stars from Studio Ramsay Global (FOX's co-owned production company with Gordon Ramsay), The Masked Singer, I Can See Your Voice, LEGO Masters, Special Forces: World's Toughest Test, Farmer Wants a Wife and investigative report specials from FOX-owned TMZ. During the 2022-2023 broadcast season, FOX Entertainment featured the #1 entertainment telecast with Next Level Chef following Super Bowl LVII, the #1 broadcast drama 9-1-1, the #1 new unscripted series Special Forces: World’s Toughest Test, the #1 new scripted drama in 2023 Accused, and three of the top 10 comedies on broadcast television with The Simpsons, Family Guy and Bob’s Burgers.
The FOX Network obtains national sports programming through license agreements with professional or collegiate sports leagues or organizations, including long-term agreements with the NFL, MLB, college football and basketball conferences, NASCAR, FIFA, UEFA, Concacaf, CONMEBOL and WWE. Entertainment programming is obtained from major television studios, including 20th Television (formerly known as Twentieth Century Fox Television and which is owned by Disney), Sony Pictures Television and Warner Bros. Television, and independent television production companies pursuant to license agreements. The terms of these agreements generally provide the FOX Network with the right to acquire broadcast rights to a television series for a minimum of four seasons. Entertainment programming is also provided by the Company's in-house production companies.
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
Tubi
Tubi is a leading AVOD service that is available on multiple digital platforms in the United States and select international regions. The business is part of the Tubi Media Group division formed in fiscal 2023 to house the Company's digital platform services. Tubi offers a content library of over 60,000 titles from over 400 content partners, including every major Hollywood studio, and a growing number of new original titles. Tubi also features key FOX content, such as The Masked Singer, Next Level Chef and Divorce Court, as well as sports programming and live local and national news content. In addition to its on-demand library, Tubi offers nearly 250 sports, entertainment and local news linear streaming channels. These include channels featuring FOX Entertainment's The Masked Singer, TMZ and Studio Ramsay Global’s Gordon Ramsay and feeds from over 100 local television stations (including FOX's owned and operated stations), covering 75 DMAs and 22 of the top 25 markets. As of June 2023, Tubi is available on 33 digital platforms, including connected television devices, and online at www.tubitv.com. In fiscal 2023, the service generated approximately 6.8 billion hours of total view time (the total number of hours watched).
Tubi enables the Company's advertising partners to access a substantial, incremental digital audience. As of May 2023, the median age of Tubi’s audience is approximately 10 years younger than the median age of broadcast television viewers. Tubi’s viewers are diverse and multicultural with a majority of its audience not subscribing to traditional or virtual MVPD services.
Entertainment Programming Production
The Company also produces entertainment programming for its own traditional and digital entertainment platforms and for third parties. FOX’s entertainment production companies include two companies acquired in fiscal 2022: MarVista Entertainment, a global entertainment studio that produces and distributes movies and other content for Tubi and third party networks and digital platforms, and TMZ, which produces daily syndicated magazine programs, broadcast and other television specials and other content for distribution on traditional and digital platforms, including FOX Television Stations, Tubi, FOX Nation and other digital properties. The Company has also formed a co-owned production company with Gordon Ramsay called Studio Ramsay Global that develops, produces and distributes culinary and lifestyle programming such as Gordon Ramsay’s Food Stars and Next Level Chef for FOX, Kitchen Commando for Tubi and other programs for global markets. Fox Alternative Entertainment is a full-service production studio that develops and produces unscripted and alternative programming primarily for the FOX Network, including The Masked Singer, I Can See Your Voice and Name That Tune. Bento Box Entertainment, an animation production company, produces programming for cable and broadcast networks (including programming such as Krapopolis, Bob's Burgers and The Great North for the FOX Network) and digital platforms.
Digital Distribution
The Company's Television segment also distributes programming through FOX-branded websites, apps, podcasts and social media accounts and licenses programming for distribution through MVPDs' websites and apps. The Company's websites and apps include FOX.com, FOXSports.com, TMZ.com, the FOX Sports app and the TMZ app and provide live and/or on-demand streaming of FOX Network shows and programming from broadcast stations affiliated with the FOX Network. Other digital properties offering Television segment programming and other content include Tubi and the TMZ FAST service. FOX Television Stations distributes content across websites and mobile apps associated with the stations, Tubi, a range of third-party platforms, and FOX Television Station’s FAST services. These services include LiveNOW from FOX, which offers live news coverage; FOX Soul, a service dedicated to the African American viewer that features original and syndicated programming; and FOX Locals, a group of FAST services that offer live and recorded content from over 15 FOX-owned and operated local television stations. The Company's FAST services are distributed across multiple devices and platforms, including traditional and virtual MVPDs, Tubi, connected TV device platforms and other digital platforms.
MyNetworkTV
The programming distribution service, Master Distribution Service, Inc. (branded as MyNetworkTV), distributes two hours per night, Monday through Friday, of off-network programming from syndicators to its over 180 licensee stations, including 10 stations owned and operated by the Company, and is available to approximately 94.9% of U.S. households as of June 30, 2023.
Competition
The network television broadcasting business is highly competitive. The FOX Network (with respect to both its sports and entertainment programming), MyNetworkTV and Tubi compete for audiences, programming and advertising revenue with a variety of competing media, including other broadcast television networks; cable television systems and networks; direct-to-consumer streaming and on-demand platforms and services; mobile, gaming and social media platforms; audio programming; and print and other media. In addition, the FOX Network and MyNetworkTV compete with other broadcast networks and programming distribution services to secure affiliations or station agreements with independently owned television stations in markets across the U.S. ABC, NBC and CBS each broadcast a significantly greater number of hours of programming than the FOX Network and, accordingly, may be able to designate or change time periods in which programming is to be broadcast with greater flexibility than the FOX Network. Technological developments are also continuing to affect competition within the broadcast television marketplace. Our entertainment programming production businesses compete with other content creators for creative talent, new content ideas, intellectual property and the distribution of their content.
Each of the stations owned and operated by FOX Television Stations also competes for advertising revenues with other television stations, radio and cable systems in its respective market area, along with other advertising media, including direct-to-consumer streaming and on-demand platforms and services; mobile, gaming and social media platforms; newspapers, magazines, outdoor advertising and direct mail. All of the stations owned and operated by FOX Television Stations are located in highly competitive markets. Additional factors that affect the competitive position of each of the television stations include management experience, authorized power and assigned frequency of that station. Competition for sales of broadcast advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various rating services, price, the time of day when the advertising is to be broadcast, competition from the other broadcast networks, cable television systems, direct broadcast satellite television, services and digital media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is dependent on the reaction of the viewing public, which is often difficult to predict.
Other, Corporate and Eliminations
The Other, Corporate and Eliminations segment consists primarily of the FOX Studio Lot, Credible, corporate overhead costs and intracompany eliminations.
FOX Studio Lot
FOX owns the FOX Studio Lot in Los Angeles, California. The historic lot is located on over 50 acres of land and has over 1.85 million square feet of space for both administration and production and post-production services available to service a wide array of industry clients, including 15 sound stages, two broadcast studios, theaters and screening rooms, editing rooms and other television and film production facilities. The FOX Studio Lot provides two primary revenue streams — the lease of a portion of the office space to Disney and other third parties and the operation of studio facilities for third party productions, which until 2026 will predominantly be Disney productions.
Credible
The Company holds 66% of the equity in Credible, which operates consumer finance and insurance marketplaces in the U.S. Credible’s offerings provide consumers personalized product and rate options for a range of financial products, including student loans, personal loans, mortgages and insurance policies from multiple consumer lending and insurance providers. Credible is part of the Tubi Media Group division.
Investments
Flutter
The Company holds an equity interest in Flutter, an online sports betting and gaming company with operations in the U.S. and internationally. The Company owns approximately 4.3 million ordinary shares, which represents approximately 2.5% of Flutter as of June 30, 2023. In addition, subject to certain conditions and applicable gaming regulatory approvals, FOX Sports holds a 10-year call option expiring in December 2030 to acquire an 18.6% equity interest in Flutter's majority-owned subsidiary, FanDuel Group ("FanDuel"). The FanDuel option was the subject of arbitration proceedings, which concluded during fiscal 2023 and determined the price payable of $3.7 billion plus an annual escalator of 5%. As of June 30, 2023, the option price is approximately $4 billion. FOX has no obligation to commit capital towards this opportunity unless and until it exercises the option. In addition, Flutter cannot pursue an initial public offering for FanDuel without FOX's consent or approval from the arbitrator.
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
Broadcast Licenses. The Communications Act permits the operation of television broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of the license would serve the public interest, convenience and necessity. The Company, through its subsidiaries, holds broadcast licenses in connection with its ownership and operation of television stations. Under the Communications Act, television broadcast licenses may be granted for a maximum term of eight years. Generally, the FCC renews broadcast licenses upon finding that the television station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse. The current renewal cycle for FOX Television Stations' FCC applications for its full power broadcast licenses began in 2020 and all license renewal applications for the current cycle have been filed. One of the pending applications has been opposed by a third party.
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
Federal legislation limits the amount of commercial matter that may be broadcast during programming originally designed for children 12 years of age and younger to 10 ½ minutes per hour during the weekend and 12 minutes per hour during the week. In addition, FCC regulations generally require television stations to broadcast a minimum of three hours per week of programming, which, among other requirements, must serve, as a "significant purpose," the educational and informational needs of children 16 years of age and under. Under FCC rules, one of the three hours per week may air on a television's station's multicast stream(s); the other two hours must air on the primary programming stream. A television station found not to have complied with the programming requirements or commercial limitations could face sanctions, including monetary fines and the possible non-renewal of its license.
The FCC continues to strictly enforce its regulations concerning indecency, sponsorship identification, political advertising, children's television, environmental concerns, emergency alerting and information, equal employment opportunity, technical operating matters and antenna tower maintenance. Federal law authorizes the FCC to impose fines of up to $479,945 per incident for violation of the prohibition against indecent and profane broadcasts, and the FCC may also impose fines or revoke licenses for serious or multiple violations of the indecency prohibition and/or its other regulations. Modifications to the Company’s programming to reduce the risk of indecency violations could have an adverse effect on the competitive position of FOX Television Stations and the FOX Network. If indecency regulation is extended to Internet or cable and satellite programming, and such extension was found to be constitutional, some of the Company’s other programming services could be subject to additional regulation that might adversely affect subscription and viewership levels. Because FCC complaints are confidential, there may be pending nonpublic complaints alleging non-compliance and it is not possible to predict the outcome of any such complaints.

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
FCC rules also require the closed captioning of almost all broadcast and cable programming. In addition, Federal law requires affiliates of the four largest broadcast networks in the 80 largest markets to carry a specified minimum number of hours of primetime or children’s programming per calendar quarter with audio descriptions, i.e., a verbal description of key visual elements inserted into natural pauses in the audio and broadcast over a separate audio channel. The same statute requires programming that was captioned on television to retain captions when distributed via Internet Protocol apps or services.
In addition, FCC regulations govern various aspects of the agreements between networks and affiliated broadcast stations, including a mandate that television broadcast station licensees retain the right to reject or refuse network programming in certain circumstances or to substitute programming that the licensee reasonably believes to be of greater local or national importance.
Violation of FCC regulations can result in substantial monetary forfeitures, periodic reporting conditions, short-term license renewals and, in egregious cases, denial of license renewal or revocation of license. Violation of FTC-imposed obligations can result in enforcement actions, litigation, consent decrees and, ultimately, substantial monetary fines.
Broadcast Transmission Standard. In November 2017, the FCC adopted rules to permit television broadcasters to voluntarily broadcast using the "Next Generation" broadcast television transmission standard developed by the Advanced Television Systems Committee, Inc., also referred to as "ATSC 3.0" or "NEXTGEN TV". FOX Television Stations is actively building out ATSC 3.0 facilities and is participating in various ATSC 3.0 testing with other broadcasters, but it is too early to predict the impact of this technical standard on the Company's operations. In June 2020, the FCC adopted a Declaratory Ruling and Notice of Proposed Rulemaking declaring that local and national ownership restrictions do not apply to non-video services. In June 2022, the FCC issued a Third Notice of Proposed Rulemaking that raises a number of questions that could impact the adoption and roll-out of both video and non-video ATSC 3.0 services, as well as the broadcast requirements for the ATSC 1.0 standard.
Privacy and Information Regulation
The laws and regulations governing the collection, use, retention, and transfer of consumer information are complex and rapidly evolving, particularly as they relate to the Company's digital businesses. Federal and state laws and regulations affecting the Company's online services, websites, and other business activities include: the Children's Online Privacy Protection Act, which prohibits websites and online services from collecting personally identifiable information online from children under age 13 without prior parental consent; the Video Privacy Protection Act, which prohibits the knowing disclosure of information that identifies a person as having requested or obtained specific video materials from a "video tape service provider;" the Telephone Consumer Protection Act, which restricts certain marketing communications, such as text messages and calls, without explicit consent; the Gramm-Leach-Bliley Act, which regulates the collection, handling, disclosure, and use of certain personal information by companies that offer consumers financial products or services, imposes notice obligations, and provides certain individual rights regarding the use and disclosure of certain information; and the California Consumer Privacy Act (the "CCPA") (as amended by the California Consumer Privacy Rights Act ("CPRA")), which imposes broad obligations on the collection, use, handling and disclosure of personal information of California residents. For example, subject to certain exceptions, the CCPA provides individual rights for Californians, such as the right to access, delete, correct, and restrict the "sale" or "sharing" of personal information, including in connection with targeted advertising. Virginia, Colorado, Connecticut, and Utah have similar privacy laws that have or will become effective in 2023.
A number of privacy and data security bills that address the collection, retention and use of personal information, breach notification requirements and cybersecurity that would impose additional obligations on businesses, including in connection with targeted advertising, are pending or have been adopted at the state and federal level. For example, the CPRA, which generally became effective on January 1, 2023, creates a new state privacy protection agency, expands individual rights, and introduces new requirements for businesses, among other things. Several of these matters are subject to additional rulemaking. Other states have passed or introduced similar privacy legislation, including Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, and Tennessee. In addition, the FTC and state attorneys general and other regulators have made privacy and data security an enforcement focus. The FTC also has initiated a rulemaking proceeding to explore rules concerning the collection, use, disclosure and security of personal information. Other federal and state laws and regulations that could impact our businesses also may be adopted, such as those relating to minors, tailored advertising and its measurement, and oversight of user-generated content.
Foreign jurisdictions also have implemented and continue to introduce new privacy and data security laws and regulations, which apply to certain of the Company’s operations. It is possible that our current data protection policies and practices may be deemed inconsistent with new legal requirements or interpretations thereof and could result in the violation of these new laws and regulations. The EU General Data Protection Regulation, in particular, regulates the collection, use and security of personal data and restricts the trans-border flow of such data. Other countries, including the United Kingdom, Canada, Australia, China, and Mexico, also have enacted data protection legislation.
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
Consumer Finance Laws and Regulations
Credible operates consumer finance and insurance marketplaces that market and provide services in heavily regulated industries across the United States. As a result, Credible is subject to a variety of federal and state laws and regulations. These include the laws and regulations governing the collection, use and transfer of consumer information described above and the following:
•the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, or “RESPA,” and similar state laws, and federal and state unfair and deceptive acts and practices, or “UDAAP,” laws and regulations, which place restrictions on the manner in which consumer loans and insurance products are marketed and originated and the amount and nature of fees that may be charged or paid to Credible by lenders, insurance carriers and real estate professionals for providing or obtaining consumer loan and insurance requests;
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
Human Capital Resources
Our workforce is the creative, strategic and operational engine of FOX's success, and we are committed to developing and supporting our employees. We aim to develop our human capital by recruiting a talented and diverse workforce, offering competitive compensation and benefits, fostering a healthy work-life balance, providing growth and development opportunities, protecting health and safety, fostering workplace civility and inclusion and encouraging our employees to have an impact in their communities.
As of June 30, 2023, we had approximately 10,400 full-time employees. In the ordinary course of our business and consistent with industry practice, we also employ freelance and temporary workers who provide important production and broadcast support services. The vast majority of our workforce is based in the United States, and a portion is unionized. We have posted on our corporate website our Employment Information Report (EEO-1), showing the race, ethnicity and gender of our U.S. employees at https://www.foxcorporation.com/eeo-1-data.
FOX’s Corporate Social Responsibility Report, also posted on our website at www.foxcorporation.com, provides a detailed review of our human capital programs and achievements. Our key human capital initiatives include:
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
FOX lists job openings internally and externally because we believe this is one of the best tools to reach the widest and most diverse pool of candidates. We include the salary range in job postings to promote pay transparency and further pay equity. We also collaborate with professional organizations that offer FOX access to talent at recruiting events and conventions. These organizations include:
•Asian American Journalists Association (AAJA)
•National Association of Black Journalists (NABJ)
•National Association of Hispanic Journalists (NAHJ)
•Native American Journalists Association (NAJA)
•NLGJA: The Association of LGBTQ+ Journalists
•Radio Television Digital News Association (RTDNA)

We also offer paid internships to build a diverse pipeline of early-career talent and emerging leaders. The FOX Internship Program offers students an exciting opportunity to gain practical experience, participating in real-world projects and seminars on the media industry, technology and professional development. This internship program, which runs for 8-10 weeks three times per year, welcomed over 475 students in calendar year 2022. We are proud that our internship program was listed on Vault's 2022 and 2023 "100 Best Internships," and it was the 2023 Winner of the Interns 2 Pros Internship Program of the Year (for excellence in its 2022 program). We also partner with the Emma Bowen Foundation, the T. Howard Foundation, the International Television and Radio Society, Sports Biz Careers, NAB Emerson Coleman Fellowship, Pathway at UCLA Extension and the Entertainment Industry College Outreach Program to provide media internships for promising students.
In addition, FOX has developed and implemented a number of internal early career training programs designed to provide outstanding individuals with workforce skills and professional development opportunities. These programs build the pipeline of our next generation of leaders, many of whom are from underrepresented backgrounds. Examples include:
•FOX Ad Sales Training: Initiated in 2021, this rotational program aims to attract, develop, and retain early career talent. Through exposure to various functions within Ad Sales, the program develops professional skills of promising individuals recruited from outside FOX.
•FOX Alternative Entertainment (“FAE”) FASTRACK: This highly selective accelerated producers’ initiative is designed to nurture producers with diverse backgrounds and life experiences, and create a pipeline for new, behind-the-camera talent on FAE series. Launched in 2020, the program places candidates as associate producers on production teams across various FAE-produced shows to provide valuable exposure to many facets of production.
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
•FOX Television Stations Sales Training Program: This program was created to develop and mentor the next generation of diverse and motivated sales professionals for FOX Television Stations. Trainees participate in both intensive classroom study of all aspects of the television station advertising sales business and shadowing of FOX Television Stations sales account executives.
•FOX Writers Incubator Initiative: This FOX Entertainment program, which welcomed its first class in March 2022, nurtures and trains talented writers with diverse voices, backgrounds and life experiences. Writers work intensively on their scripts with the support of established writers, executives, directors and producers across all genres (comedy, drama, animation, etc.).
Employee Compensation and Benefits
We are proud to invest in our people through competitive pay and comprehensive benefits designed to attract, motivate and retain our talent. Providing equal pay for equal work, without regard to race, gender or other protected characteristics, is an imperative at FOX. We link our more senior employees' pay to corporate performance through discretionary annual incentive compensation awards. Other employees may be eligible for equity awards or other long-term incentives depending on their business unit and level/role.
FOX also provides generous benefits that support the health, wellness and financial stability of our employees and their families. Full-time employees are eligible for medical insurance through a choice of several plans, in which employees also may enroll family members, including domestic partners and their children. Many employees benefit from the convenience of covered telemedicine visits as well as virtual primary care services. In addition, we provide vision and dental insurance, which includes coverage for adult orthodontic care. Our coverage is generous, with employee contributions and costs more favorable than national averages according to a 2022 Mercer LLC survey. Eligible employees may participate in flexible spending accounts, health savings accounts, and qualified transportation expense accounts. We also provide employees with a health advocate service, with experts who support employees and their eligible family members in navigating a wide range of health and insurance-related issues.
Full-time employees are eligible to receive paid company holidays, floating holidays, vacation, sick and safe time, life insurance, accidental death and dismemberment insurance, business travel accident insurance, full salary replacement for up to 26 weeks of short-term disability, basic long-term disability insurance, charitable gift matching, cybersecurity and malware protection for personal devices and an employee assistance program that offers onsite counseling in our New York and Los Angeles worksites, as well as smoking cessation and weight management programs. The FOX 401(k) Savings Plan provides employees with a company contribution, and it offers a company match, Roth and post-tax contribution options and catch-up contributions. Freelance employees who work a minimum number of hours are also eligible for a medical, dental, and vision plan, as well as our FOX 401(k) Savings Plan and the health advocate service. Finally, FOX also offers employees group discounts in various voluntary benefits such as critical illness insurance, group universal life insurance, auto and home insurance, access to legal services, pet insurance, supplemental long-term disability insurance and student loan refinancing.
Work-Life Balance and Workplace Flexibility
We believe offering our employees the tools necessary for a healthy work-life balance empowers them to thrive in our modern workforce. To that end, FOX allows eligible individuals the opportunity to work on a partially remote (i.e., “hybrid”) or fully remote basis in appropriate circumstances. We support these working arrangements by deploying online collaboration tools, offering e-learning courses on effective remote work, providing reasonable office supplies and reimbursing business expenses. The Company also reimburses employees who work on a fully remote basis with a monthly stipend for business expenses (including mobile or other devices, Internet and electricity). Where appropriate, we provide technology and mobile communication devices, tailored to employee duties.
Our parental leave policy allows eligible new parents to bond with their children for a substantial period with full pay, and our workplaces have lactation rooms for our new mothers. We provide onsite subsidized childcare to full-time employees at the Los Angeles FOX Child Care Center. In addition, we offer up to 40 days of backup child, adult, elder and return-to-work care. Starting in 2022, we added backup pet care and online academic help with homework and tutors for all ages. In addition, we have onsite fitness centers in our New York and Los Angeles worksites.
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
Health and Safety
FOX is committed to protecting the health, safety and working environment of our employees, clients and neighbors. Our Environment, Health and Safety Program manages risks by implementing proactive, practical and feasible controls into daily work activities, as appropriate. Employees receive health and safety training orientations and have access to several workplace safety programs and resources. The program works to continuously improve performance through preventive measures, as well as efforts to correct hazards or dangerous conditions and minimize the environmental impact of our activities.
Moreover, FOX has a Global Security team that oversees the Company’s security and emergency response efforts as well as emergency planning and preparedness. The team proactively monitors, reports and responds to potential and actual threats to people, physical assets, property, as well as productions and events, using a number of tools, including advanced technology, active training programs and risk assessment and management processes.
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
Creating and maintaining an environment free of discrimination and harassment begins at the highest leadership level of the Company and we have focused on embedding this commitment throughout our policies and practices. The FOX Standards of Business Conduct and the Preventing Harassment, Discrimination and Retaliation Policy, which are posted on our website, create our framework for addressing complaints and taking remedial measures as needed. These policies offer multiple complaint channels, including a third-party managed hotline that allows for anonymous reporting of concerns. In addition, all new hires must complete training on the Preventing Harassment, Discrimination and Retaliation Policy, as well as compliance and business ethics, and existing employees must complete the training periodically.
FOX also has several employee-driven Employee Resource Groups (ERGs) formed around shared identity, interests or pursuits for the purpose of advancing careers, encouraging a more respectful workplace community and fostering a sense of belonging. They include:
•ABLE – promotes an inclusive environment and culture for our colleagues with disabilities through advocacy and allyship
•ACE (Asian Community Exchange) – serves Asian Americans at FOX by advancing our members, championing our stories and empowering our communities
•BLK+ – celebrates our Black colleagues and seeks to build community through programming and professional development while standing in solidarity with our allies
•HOLA (Hispanic Organization for Leadership and Advancement) – develops Hispanic leaders, enriches FOX’s diverse culture and drives positive impact
•PRIDE – cultivates community among FOX’s LGBTQ+ colleagues and allies, supports causes important to the LGBTQ+ community
•VETS – committed to the community of veterans, current service members, military supporters and military spouses employed at FOX by embracing our four core values – Community, Appreciation, Connection & Education
•WiT (Women in Tech) – attracts, advances and empowers women technologists and amplifies their impact at FOX
•WOMEN@FOX – creates the space for developing female leadership at all levels and fostering a culture where all women thrive
Maintaining a work environment where employees can thrive, advance and feel included is one of our top priorities at FOX.
As a result of these and other efforts, many outside organizations have recognized FOX for our deep commitment to inclusion and diversity. For example:
•DiversityComm once again recognized FOX as a Top Employer and as a Top LGBTQ+ Friendly Company for 2023

•FOX was appointed to the Military Friendly® Employer list again for 2023 and named a Military Friendly® Brand; FOX also was rated a 4-Star Employer by VETS Indexes
•FOX was named to Disability Equality Index's "Best Places to Work for Disability Inclusion" list for 2023, continuing year-over-year recognition as a top scoring employer
•Black EOE Journal, HISPANIC Network Magazine, Professional WOMAN’s Magazine and U.S. Veterans Magazine have all listed FOX as a 2023 top employer
Community Impact
FOX employees are deeply engaged in their communities. Nowhere is that more evident than through the commitment and involvement of our colleagues who volunteer their time, share their skills and contribute to worthy causes through our philanthropic program, FOX Forward. Through volunteer opportunities and service projects, FOX employees support community groups, veteran service organizations, local schools and families in need, and we encourage our colleagues to donate their time and resources to change-making organizations. Over the course of fiscal 2023, across all FOX businesses, our giving programs generated over $9 million in impact to multiple communities.
During the fiscal year, FOX and its employees supported military veterans, first responders and their families by partnering with Purple Heart Homes, U.S.VETS to champion their Make Camo Your Cause campaign and in an effort to leave a positive imprint in the Super Bowl LVII host city, we made a multi-year commitment to the Pat Tillman Veterans Center at Arizona State University to provide scholarship funding and mental health resources for student veterans. FOX continued to serve as an Annual Disaster Giving Program partner for the American Red Cross, while also making three additional donations of $1 million each to the Hurricane Ian and Southern and Midwest Tornadoes & Storms Relief Campaigns as well as ongoing humanitarian relief efforts in Ukraine.
As a part of our wider "FOX For Students" initiative, FOX became a Founding Partner of the Roybal Film and Television Production Magnet Fund. This investment provides historically underrepresented college- and career-ready students with the resources and experiences to pursue below-the-line careers in the film and television industry.
FOX holiday giving programs raised over $525,000 in November and December of 2022 for non-profit organizations across the country, including Team Rubicon, Angel City Sports, Feeding America and Toys for Tots, providing meals, coats, and holiday gifts for those in need.
As part of the Company’s commitment to give back to the communities in which its employees live and work, our FOX Giving program matches contributions made by regular full-time employees to eligible non-profit organizations, dollar for dollar, up to a total of $1,000 per fiscal year when submitted through the FOX Giving platform. We also track and reward employee volunteer hours with the opportunity to earn up to $1,000 per year that employees may direct to charities through the program. Over the course of the fiscal year, across all FOX businesses, contributions through FOX Giving exceeded $1 million.
Additionally, FOX provides invaluable in-kind support through public service announcements and editorial coverage for non-profit organizations such as Big Brothers, Big Sisters, The National Alliance on Mental Illness, Common Goal and the Elizabeth Dole Foundation, while also creating additional impact in our communities through efforts such as FOX Sports Supports’ Gamechanger Fund, FOX Entertainment’s #TVForAll, FOX Television Stations' Holiday Community Giving Campaigns and FOX News Media’s support of the Police Athletic League NYC, Tunnel to Towers and Save Our Allies.

ITEM 1A.    RISK FACTORS
Prospective investors should consider carefully the risk factors set forth below before making an investment in the Company’s securities.
Risks Related to Macroeconomic Conditions, Our Business and Our Industry
Changes in consumer behavior and evolving technologies and distribution platforms continue to challenge existing business models and may adversely affect the Company's business, financial condition or results of operations.
The ways in which consumers view content and technology and business models in our industry continue to rapidly evolve and new distribution platforms and increased competition from new entrants and emerging technologies have added to the complexity of maintaining predictable revenue streams. Technological advancements have driven changes in consumer behavior as consumers now have more control over when, where and how they consume content and have increased advertisers' options for reaching their target audiences. Consumer preferences have evolved towards SVOD and AVOD services and other direct-to-consumer offerings, and there has been a substantial increase in the availability of content with reduced advertising or without advertising at all. In addition, the increasing use of time-shifting and advertising-skipping technologies such as DVRs that enable viewers to fast-forward or circumvent advertisements impacts the attractiveness of the Company's programming to advertisers and may adversely affect our advertising revenues.
Changes in consumer behavior and technology have also had an adverse impact on MVPDs that deliver the Company's broadcast and cable networks to consumers. Consumers are increasingly turning to lower-cost alternatives, including direct-to-consumer offerings, which has contributed to industry-wide declines in subscribers to MVPD services over the last several years. These declines are expected to continue and possibly accelerate in the future. If consumers increasingly favor alternative offerings over MVPD subscriptions, the Company may continue to experience a decline in viewership and ultimately demand for the programming on its networks, which could lead to lower affiliate fee and advertising revenues. Changing distribution models may also negatively impact the Company's ability to negotiate affiliation agreements on favorable terms, which could have an adverse effect on our business, financial condition or results of operations. Our affiliate fee and advertising revenues also may be adversely affected by consumers' use of antennas (and their integration with set-top boxes or other consumer devices) to access broadcast signals to avoid subscriptions.
To remain competitive in this evolving environment, the Company must effectively anticipate and adapt to new market changes. The Company continues to focus on investing in and expanding its digital distribution offerings and direct engagement with consumers, including through Tubi, FOX Nation, FOX Weather and other offerings. However, if the Company fails to protect and exploit the value of its content while responding to, and developing new technology and business models to take advantage of, technological developments and consumer preferences, it could have a significant adverse effect on the Company's business, financial condition or results of operations.
Declines in advertising expenditures could cause the Company’s revenues and operating results to decline significantly in any given period or in specific markets.
The Company derives substantial revenues from the sale of advertising, and its ability to generate advertising revenues depends on a number of factors. The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers' spending priorities and the economy in general or the economy of an individual geographic market. In addition, pandemics (such as the COVID-19 pandemic) and other widespread health emergencies, natural and other disasters, acts of terrorism, wars, and political uncertainties and hostilities can also lead to a reduction in advertising expenditures as a result of economic uncertainty, disruptions in programming and services (in particular live event programming) or reduced advertising spots due to pre-emptions. For example, during the COVID-19 pandemic some of the Company's advertisers reduced their spending, which had a negative impact on the Company’s advertising revenues, and similar events that adversely affect the Company's advertising revenues could occur again in the future.

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
Advertising expenditures may also be affected by changes in consumer behavior and evolving technologies and platforms. There is increasing competition for the leisure time of audiences and demand for the Company's programming as measured by ratings points is a key factor in determining the advertising rates as well as the affiliate rates the Company receives. In addition, as described above, newer technologies and platforms are increasing the number of media and entertainment choices available to audiences, changing the ways viewers enjoy content and enabling them to avoid advertisements. These changes could negatively affect the attractiveness of the Company's offerings to advertisers. The pricing and volume of advertising may also be affected by shifts in spending away from traditional media and toward digital and mobile offerings, which can deliver targeted advertising more promptly, or toward newer ways of purchasing advertising such as through automated purchasing, dynamic advertising insertion and third parties selling local advertising spots and advertising exchanges. These new methods may not be as beneficial to the Company as traditional advertising methods. The Company also generates advertising revenues through its Tubi AVOD service. The market for AVOD advertising campaigns is relatively new and evolving and if this market develops slower or differently than we expect, it could adversely affect our advertising revenues. Declines in advertising revenues may also be caused by regulatory intervention or other third-party action that impacts where and when advertising may be placed.
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
The Company depends on affiliation and carriage arrangements that enable it to reach a large percentage of households through MVPDs and third party-owned television stations. The inability to enter into or renew MVPD arrangements on favorable terms, or at all, or the loss of carriage on MVPDs' basic programming tiers could reduce the distribution of the Company's owned and operated television stations and broadcast and cable networks, which could adversely affect the Company's revenues from affiliate fees and its ability to sell national and local advertising time. The loss of favorable MVPD packaging, positioning, pricing or other marketing opportunities could also negatively impact the Company's revenues from affiliate fees. These risks are exacerbated by consolidation among traditional MVPDs, their increased vertical integration into the cable or broadcast network business and their use of alternative technologies to offer their subscribers access to local broadcast network programming, which have provided traditional MVPDs with greater negotiating leverage. Competitive pressures faced by MVPDs, particularly in light of evolving consumer viewing patterns and distribution models, could adversely affect the terms of our contract renewals with MVPDs. In addition, if the Company and an MVPD reach an impasse in contract renewal negotiations, the Company's networks and owned and operated television stations could become unavailable to the MVPD's subscribers (i.e., "go dark"), which, depending on the length of time and the size of the MVPD, could have a negative impact on the Company's revenues from affiliate fees and advertising.

The Company also depends on the maintenance of affiliation agreements and license agreements with third party-owned television stations to distribute the FOX Network and MyNetworkTV in markets where the Company does not own television stations. Consolidation among television station group owners could increase their negotiating leverage and reduce the number of available distribution partners. There can be no assurance that these affiliation and license agreements will be renewed in the future on terms favorable to the Company, or at all. The inability to enter into affiliation or licensing arrangements with third-party owned television stations on favorable terms could reduce distribution of the FOX Network and MyNetworkTV and the inability to enter into such affiliation or licensing arrangements for the FOX Network on favorable terms could adversely affect the Company's affiliate fee revenues and its ability to sell national advertising time.
In addition, the Company has arrangements through which it makes its content available for viewing through third-party online video platforms. If these arrangements are not renewed on favorable or commercially reasonable terms or at all, it could adversely affect the Company's revenues and results of operations.
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
Prevailing economic conditions and the state of the financial markets affect various aspects of our business. In recent years, the U.S. economy has experienced a period of weakness and the financial markets have experienced significant volatility as a result of the COVID-19 pandemic, declining economic growth, diminished availability of credit, declines in consumer confidence, concerns regarding high inflation, uncertainty about economic stability and political and sociopolitical uncertainties and conflicts. Additional factors that have affected economic conditions and the financial markets include higher interest rates, global supply chain disruptions, unemployment rates, changes in consumer spending habits and potential changes in trade relationships between the U.S. and other countries. Weak economic conditions have had and may continue to have an adverse impact on the Company's business, financial condition and results of operations. For example, reduced advertising expenditures due to a weak economy can negatively impact our advertising revenues, as described above, and increasing inflation raises our labor and other costs required to operate our business. Increased volatility and weakness in the financial markets, the further tightening of credit markets or a decrease in our debt ratings assigned by ratings agencies could adversely affect our ability to cost-effectively refinance outstanding indebtedness or obtain new financing.
The Company also faces risks associated with the impact of weak economic conditions and disruption in the financial markets on third parties with which the Company does business, including advertisers, affiliates, suppliers, wholesale distributors, retailers, lenders, insurers, vendors, retailers, banks and others. For instance, the inability of the Company's counterparties to obtain capital on acceptable terms could impair their ability to perform under their agreements with the Company and lead to negative effects on the Company, including business disruptions, decreased revenues and increases in bad debt expenses.
There can be no assurance that further weakening of economic conditions or volatility or disruption in the financial markets will not occur. If they do, it could have a material adverse impact on the Company’s business, financial condition or results of operations.

The Company operates in a highly competitive industry.
The Company competes with other companies for high-quality content to reach large audiences and generate advertising revenue. The Company also competes for advertisers' expenditures and distribution on MVPDs and other third-party digital platforms. The Company's ability to attract viewers and advertisers and obtain favorable distribution depends in part on its ability to provide popular programming and adapt to new technologies and distribution platforms, which are increasing the number of content choices available to audiences. Consolidation among our competitors and other industry participants has increased, and may continue to do so, further intensifying competitive pressures. Our competitors include companies with interests in multiple media businesses that are often vertically integrated, as well as companies in adjacent sectors with significant financial, marketing and other resources, greater efficiencies of scale, fewer regulatory burdens and more competitive pricing. These competitors could also have preferential access to important technologies, such as those that use artificial intelligence or competitive information, including customer data. Our competitors may also enter into business combinations or partnerships that strengthen their competitive position.
Competition for audiences and/or advertising comes from a variety of sources, including broadcast television networks; cable television systems and networks; direct-to-consumer streaming and on-demand platforms and services; mobile, gaming and social media platforms; audio programming; and print and other media. Other television stations or cable networks may change their formats or programming, a new station or new network may adopt a format to compete directly with the Company's stations or networks, or stations or networks might engage in aggressive promotional campaigns. In addition, an increasing number of SVOD services with advertising-supported offerings may intensify competition for audiences and/or advertising. Increased competition in the acquisition of programming may also affect the scope of rights we are able to acquire and the cost of such rights, and the future value of the rights we acquire or retain cannot be predicted with certainty.
There can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors or that competition in the marketplace will not have a material adverse effect on its business, financial condition or results of operations.
Acceptance of the Company's content by the public is difficult to predict, which could lead to fluctuations in or adverse impacts on revenues.
Programming distribution is a speculative business since the revenues derived from the distribution of content depend primarily on its acceptance by the public, which is difficult to predict. Low public acceptance of the Company's content will adversely affect the Company's results of operations. The commercial success of our programming also depends on the quality and acceptance of other competing programming, the growing number of alternative forms of entertainment and leisure activities, general economic conditions and their effects on consumer spending and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Moreover, we must often invest substantial amounts in programming and the acquisition of sports rights before we learn the extent to which the content will earn consumer acceptance and, as described below, competition for popular content, particularly sports and entertainment programming, is intense. A decline in the ratings or popularity of the Company's entertainment, news or sports programming or the Company's failure to obtain or retain rights to popular content could adversely affect the Company's advertising revenues in the near term and, over a longer period of time, its affiliate fee revenues.
Our business depends on the popularity of special sports events and the continued popularity of the sports leagues and teams for which we have programming rights.
Our sports business depends on the popularity and success of the sports franchises, leagues and teams for which we have acquired broadcast and cable network programming rights. If a sports league declines in popularity or fails to generate fan enthusiasm, this may negatively impact viewership and advertising and affiliate fee revenues received in connection with our sports programming. Our operating results may be impacted in part by special events, such as the NFL's Super Bowl, which is broadcast on the FOX Network on a rotating basis with other networks, the MLB's World Series and the FIFA World Cup, which occurs every four years (for each of women and men), and other regular and post-season sports events that air on our broadcast television and cable networks. Our advertising and affiliate fee revenues are subject to fluctuations based on the dates of sports events and their availability for viewing on our broadcast television and cable networks and the popularity of the competing teams. For example, any decrease in the number of post-season games played in a sports league for which we have acquired broadcast programming rights, or the participation of a smaller-market sports franchise in post-season competition could result in lower advertising revenues for the Company. There can be no assurance that any sports league will continue to generate fan enthusiasm or provide the expected number of regular and post-season games for advertisers and customers, and the failure to do so could result in a material adverse effect on our business, financial condition or results of operations. In prior years, a significant number of live sports events were cancelled or postponed due to the COVID-19 pandemic, which adversely affected our revenues and results of operations. A shortfall in the expected popularity of the sports events for which the Company has acquired rights or in the volume of sports programming the Company expects to distribute could adversely affect the Company's advertising revenues in the near term and, over a longer period of time, its affiliate fee revenues.
The inability to renew programming rights, particularly sports programming rights, on sufficiently favorable terms, or at all, could cause the Company’s advertising and affiliate fee revenues to decline significantly in any given period or in specific markets.
We enter into long-term contracts for both the acquisition and distribution of media programming and products, including contracts for the acquisition of programming rights for sports events and other content, and contracts for the distribution of our programming to content distributors. Programming rights agreements, retransmission consent agreements, carriage contracts and affiliation agreements have varying durations and renewal terms that are subject to negotiation with other parties, the outcome of which is unpredictable. The negotiation of programming rights agreements for popular licensed programming, and popular licensed sports programming in particular, is complicated by the intensity of competition for these rights. Moreover, the value of these agreements may be negatively affected by factors outside of our control, such as league agreements and decisions to alter the number, frequency and timing of regular and post-season games played during a season. We may be unable to renew existing, or enter into new, programming rights agreements on terms that are favorable to us and we may be outbid by third parties and therefore unable to obtain the rights at all. The loss of rights or renewal on less favorable terms could negatively impact the quality or quantity of our programming, in particular our sports programming, and could adversely affect our advertising and affiliate fee revenues. These revenues could also be negatively impacted if we do not obtain exclusive rights to the programming we distribute. Our results of operations and cash flows over the term of a sports programming agreement depend on a number of factors, including the strength of the advertising market, our audience size, the timing and amount of our rights payments and our ability to secure distribution from and impose surcharges or obtain carriage on MVPDs for the content. If escalations in programming rights costs (together with our production and distribution costs) are not offset by increases in advertising and affiliate fee revenues, our results of operations could be adversely affected.
Damage to our brands, particularly the FOX brand, or our reputation could have a material adverse effect on our business, financial condition or results of operations.
Our brands, particularly the FOX brand, are among our most valuable assets. We believe that our brand image, awareness and reputation strengthen our relationship with consumers and contribute significantly to the success of our business. Maintaining, enhancing and extending our brands may require us to make significant investments in marketing, programming or new products, services or events, and these investments may not be successful. We may introduce new programming that is not popular with our consumers and advertisers, which may negatively affect our brands. To the extent our content, in particular our live news and sports programming and primetime entertainment programming, is not compelling to consumers, our ability to maintain a positive reputation may be adversely impacted. The Company’s brands, credibility and reputation could be damaged by incidents that erode consumer, advertiser or business partner trust or a perception that the Company’s offerings, including its journalism, programming and other content, are low quality, unreliable or fail to attract and retain audiences. Litigation, governmental scrutiny and fines and significant negative claims or publicity regarding the Company or its operations, content, products, management, employees, practices, advertisers, business partners and culture, including individuals associated with content we create or license, may damage the Company's reputation and brands, even if meritless or untrue. Furthermore, to the extent our marketing, customer service and public relations efforts are not effective or result in negative consumer reaction, our ability to maintain a positive reputation may likewise be adversely impacted. If we are not successful in maintaining or enhancing the image or awareness of our brands, or if our reputation is harmed for any reason, it could have a material adverse effect on our business, financial condition or results of operations.

Our investments in new businesses, products, services and technologies through acquisitions and other strategic investments present many risks, and we may not realize the financial and strategic goals we had contemplated, which could adversely affect our business, financial condition or results of operations.
We have acquired and invested in, and expect to continue acquiring and investing in, new businesses, products, services and technologies that complement, enhance or expand our current businesses or otherwise offer us growth opportunities. Such acquisitions and strategic investments may involve significant risks and uncertainties, including insufficient revenues from an investment to offset any new liabilities assumed and expenses associated with the investment; a failure of the investment or acquired business to perform as expected, meet financial projections or achieve strategic goals; a failure to further develop an acquired business, product, service or technology; unidentified issues not discovered in our due diligence that could cause us to not realize anticipated benefits or to incur unanticipated liabilities; difficulties in integrating the operations, personnel, technologies and systems of acquired businesses; the potential loss of key employees or customers of acquired businesses; the diversion of management attention from current operations; and compliance with new regulatory regimes. Because acquisitions and investments are inherently risky and their anticipated benefits or value may not materialize, our acquisitions and investments may adversely affect our business, financial condition or results of operations.
The loss of key personnel, including talent, could disrupt the management or operations of the Company’s business and adversely affect its revenues.
The Company's business depends on the continued efforts, abilities and expertise of its Chair K. Rupert Murdoch and Executive Chair and Chief Executive Officer Lachlan K. Murdoch, and other key employees and news, sports and entertainment personalities. Although we maintain long-term and emergency transition plans for key management personnel, we believe that our executive officers’ unique combination of skills and experience would be difficult to replace and their loss could have a material adverse effect on the Company, including the impairment of its ability to successfully execute its business strategy. Additionally, the Company employs or independently contracts with several news, sports and entertainment personalities who are featured on programming the Company offers. News, sports and entertainment personalities sometimes have a significant impact on the ranking of a cable network or station and its ability to attract and retain an audience and sell advertising. There can be no assurance that our news, sports and entertainment personalities will remain with us or retain their current appeal, that the costs associated with retaining current talent and hiring new talent will be favorable or acceptable to us, or that new talent will be as successful as their predecessors. Any of the foregoing could adversely affect the Company's business, financial condition or results of operations.
Labor disputes may disrupt our operations and adversely affect the Company’s business, financial condition or results of operations.
In a variety of the Company's businesses, the Company and its partners engage the services of writers, directors, actors, musicians and other creative talent, production crew members, trade employees and others whose services are subject to collective bargaining agreements. Certain of these are industry-wide agreements, and the Company lacks practical influence with respect to the negotiation and terms of collective bargaining agreements. The writers guild (“WGA”), screen actors guild (“SAG-AFTRA”) and directors guild (“DGA”) collective bargaining agreements expired in 2023. The WGA members went on strike in May 2023 and the SAG-AFTRA members went on strike in July 2023. In June 2023, the DGA announced that it had reached a tentative agreement with the Association of Motion Picture and Television Producers, which negotiates with the guilds on behalf of content producers. When negotiations to renew collective bargaining agreements are not successful or become unproductive, strikes, work stoppages or lockouts have occurred, such as the WGA and SAG-AFTRA strikes in the Spring and Summer of 2023, and further strikes, work stoppages or lockouts could occur in the future. Such events have caused, and may continue to cause, delays in production and may lead to higher costs in connection with new collective bargaining agreements, which could reduce profit margins and could, over the long term, have an adverse effect on the Company's business, financial condition or results of operations.
In addition, our broadcast television and cable networks have programming rights agreements of varying scope and duration with various sports leagues to broadcast and produce sports events, including certain college football and basketball, NFL and MLB games. Any labor disputes that occur in any sports league for which we have the rights to broadcast live games or events may preclude us from airing or otherwise distributing scheduled games or events, resulting in decreased revenues, which could adversely affect our business, financial condition or results of operations.
The Company could suffer losses due to asset impairment charges for goodwill, intangible assets, programming and other assets and investments.
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
Cloud services, content delivery and other networks, information systems and other technologies that we or our vendors or other partners use, including technology systems used in connection with the production and distribution of our content (the “Systems”), are critical to our business activities, and shutdowns or disruptions of, and cybersecurity attacks on, the Systems pose increasing risks. Disruptions to the Systems, such as computer hacking and phishing, theft, computer viruses, ransomware, worms or other destructive software, process breakdowns, denial of service attacks or other malicious activities, as well as power outages, natural or other disasters (including extreme weather), terrorist activities or human error, may affect the Systems and could result in disruption of our services, misappropriation, misuse, alteration, theft, loss, leakage, falsification, and accidental or premature release or improper disclosure of confidential or other information, including intellectual property and personal data (of third parties, employees and users of our streaming services and other digital properties) contained on the Systems. The techniques used to access, disable or degrade service or sabotage systems change frequently and continue to become more sophisticated and targeted, and the increasing use of artificial intelligence may intensify cybersecurity risks. While we and our vendors and partners continue to develop, implement and maintain security measures seeking to identify and mitigate cybersecurity risks, including unauthorized access to or misuse of the Systems, such efforts are costly, require ongoing monitoring and updating and may not be successful in preventing these events from occurring. In addition, the Company’s recovery and business continuity plans may not be adequate to address any cybersecurity incidents that occur. The Company’s high-profile sports and entertainment programming and its extensive news coverage of elections, sociopolitical events and public controversies subject us to heightened cybersecurity risks. Although no cybersecurity incident has been material to the Company’s businesses to date, we expect to continue to be subject to cybersecurity threats and attacks and there can be no assurance that we will not experience a material incident. Any cybersecurity incidents could result in a disruption of our operations, customer or advertiser dissatisfaction, damage to our reputation or brands, regulatory investigations, claims, lawsuits or loss of customers or revenue, and the Company may also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and may be required to expend significant resources to defend, remedy and/or address any incidents. The Company may not have adequate insurance coverage to compensate it for any losses that may occur.
Technological developments may increase the threat of content piracy and signal theft and limit the Company’s ability to protect its intellectual property rights.
Content piracy and signal theft present a threat to the Company’s revenues from products and services, including television shows, cable and other programming. The Company seeks to limit the threat of content piracy as well as cable and direct broadcast satellite programming signal theft; however, policing unauthorized use of the Company’s products and services and related intellectual property is often difficult and the steps taken by the Company may not in every case prevent infringement. Although no content theft has been material to the Company’s businesses to date, we expect to continue to be subject to content threats and there can be no assurance that we will not experience a material incident. Developments in technology, including artificial intelligence, digital copying, file compression technology, growing penetration of high-bandwidth Internet connections, increased availability and speed of mobile data networks, and new devices and applications that enable unauthorized access to content, increase the threat of content piracy by making it easier to create, access, duplicate, widely distribute and store high-quality pirated material. In addition, developments in software or devices that circumvent encryption technology and the falling prices of devices incorporating such technologies increase the threat of unauthorized use and distribution of direct broadcast satellite programming signals and the proliferation of user-generated content sites and live and stored video streaming sites, which deliver unauthorized copies of copyrighted content, including those emanating from other countries in various languages, may adversely impact the Company’s businesses. The proliferation of unauthorized distribution and use of the Company’s content could have an adverse effect on the Company’s businesses and profitability because it reduces the revenue that the Company could potentially receive from the legitimate sale and distribution of its products and services.
The Company takes a variety of actions to combat piracy and signal theft, both individually and, in some instances, together with industry associations, but the protection of the Company’s intellectual property rights depends on the scope and duration of the Company’s rights as defined by applicable laws in the U.S. and abroad and how those laws are construed. If those laws are interpreted in ways that limit the extent or duration of the Company’s rights or if existing laws are changed, the Company’s ability to generate revenue from intellectual property may decrease or the cost of obtaining and enforcing our rights may increase. A change in the laws of one jurisdiction may also have an impact on the Company’s overall ability to protect its intellectual property rights across other jurisdictions. The Company’s efforts to enforce its rights and protect its products, services and intellectual property may not be successful in preventing content piracy or signal theft. Further, while piracy and the proliferation of piracy-enabling technology tools continue to escalate, if any laws intended to combat piracy and protect intellectual property are repealed, weakened or not adequately enforced, or if the applicable legal systems fail to evolve and adapt to new technologies that facilitate piracy, we may be unable to effectively protect our rights and the value of our intellectual property may be negatively impacted, and our costs of enforcing our rights could increase
The Company is subject to complex laws, regulations, rules, industry standards, and contractual obligations related to privacy and personal data protection, which are evolving, inconsistent and potentially costly.
We are subject to U.S. federal and state laws and regulations, as well as those of other countries, relating to the collection, use, disclosure, and security of personal information. The number and complexity of these laws and regulations continues to increase. For example, California, Virginia, Utah, Colorado, Connecticut, and several other states have passed legislation imposing broad obligations on businesses’ collection, use, handling and disclosure of personal information of their respective residents and imposing fines for noncompliance. The FTC also has initiated a rulemaking proceeding regarding potential rules concerning the collection, use, disclosure and security of personal information. In addition, the E.U., the U.K. and other countries have privacy and data security legislation, with significant penalties for violations, that apply to certain of the Company’s operations. New privacy and data protection laws and regulations continue to be introduced and interpretations of existing privacy laws and regulations, some of which may be inconsistent with one another, continue to evolve. As a result, significant uncertainty exists as to their application and scope. Compliance with these laws and regulations may be costly and could require the Company to change its business practices, including in connection with data-driven targeted advertising. Although the Company expends significant resources to comply with privacy and data protection laws, we may be subject to regulatory or other legal action despite these efforts. Any such action could result in damage to our reputation or brands, loss of customers or revenue, and other negative impacts to our operations. The Company may also be subject to liability under relevant contractual obligations and may be required to expend significant resources to defend, remedy and/or address any claims. The Company may not have adequate insurance coverage to compensate it for any losses that may occur. For more information, see Item 1, “Government Regulation – Privacy and Information Regulation.”

Risks Relating to Legal and Regulatory Matters
Changes in laws and regulations may have an adverse effect on the Company’s business, financial condition or results of operations.
The Company is subject to a variety of laws and regulations in the jurisdictions in which its businesses operate. In general, the television broadcasting and traditional MVPD industries in the U.S. are highly regulated by federal laws and regulations issued and administered by various federal agencies, including the FCC. The FCC generally regulates, among other things, the ownership of media, broadcast and multichannel video programming and technical operations of broadcast licensees. For example, the Company is required to apply for and operate in compliance with licenses from the FCC to operate a television station, purchase a new television station, or sell an existing television station, with licenses generally subject to an eight-year renewable term. Our program services and online properties are subject to a variety of laws and regulations, including those relating to issues such as content regulation, user privacy and data protection, and consumer protection. Further, the United States Congress, the FCC, the FTC and state legislatures currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters, including technological changes and measures relating to network neutrality, privacy and data security, which could, directly or indirectly, affect the operations and ownership of the Company’s media properties. From time to time, the FCC considers whether virtual MVPDs should be considered MVPDs (as defined by the FCC) and regulated as such, which could negatively impact the Company’s distribution model. Any restrictions on political or other advertising may adversely affect the Company’s advertising revenues. In addition, some policymakers maintain that traditional MVPDs should be required to offer a la carte programming to subscribers on a network-by-network basis or “family friendly” programming tiers. Unbundling packages of program services may increase both competition for carriage on distribution platforms and marketing expenses, which could adversely affect the business, financial condition or results of operations of the Company’s cable networks. The threat of regulatory action or increased scrutiny that deters certain advertisers from advertising or reaching their intended audiences could adversely affect advertising revenue. Similarly, new laws or regulations or changes in interpretations of laws or regulations could require changes in the operations or ownership of our business. Furthermore, new laws, regulations and standards related to environmental (including climate), social and governance matters are likely to impose additional costs on us, expose us to new risks and subject us to increasing scrutiny. Any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.
The Company may be subject to investigations or fines from governmental authorities, including under FCC rules and policies, or delays in our renewal and other applications with the FCC.
FCC rules prohibit the broadcast of obscene material at any time and indecent or profane material on television or radio broadcast stations between the hours of 6 a.m. and 10 p.m. The FCC has indicated that, in addition to issuing fines to licensees, it would consider initiating license revocation proceedings for “serious” indecency violations. We air a significant amount of live news reporting and live sports coverage on our broadcast television stations and networks and a portion of our content is under the control of our on-air talent. The Company cannot predict whether information delivered by our stations and on-air talent could violate FCC rules related to indecency, which had been found to be unconstitutionally vague by the U.S. Supreme Court, especially given the spontaneity of live news and sports programming. Violation of the FCC’s indecency rules could subject us to government investigation, penalties, license revocation, or renewal or qualification proceedings, which could have a material adverse effect on our business, financial condition or results of operations.
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
The Company uses satellite systems to transmit its broadcast and cable networks to affiliates. The distribution facilities include uplinks, communications satellites and downlinks. Transmissions may be disrupted as a result of local disasters, including extreme weather, that impair on-ground uplinks or downlinks, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, failure to secure alternate distribution facilities in a timely manner could have a material adverse effect on the Company’s business and results of operations. Each of the Company’s television stations and cable networks uses studio and transmitter facilities that are subject to damage or destruction. Failure to restore such facilities in a timely manner could have a material adverse effect on the Company’s businesses and results of operations. Further, changes in FCC regulations have reduced the availability and use of satellite transmission spectrum. In 2020, the FCC began reallocating and “re-packing” a band of satellite transmission spectrum known as the “C-Band” used by the television industry to transmit programming in order to free up spectrum for the next generation of commercial wireless broadband services. This has reduced the availability and use of satellite transmission spectrum for the television industry, and additional changes in FCC regulations could lead to further reductions. The decreased availability of satellite transmission spectrum could diminish the quality of and increase interference to our transmissions, which could significantly hinder the Company’s ability to deliver its programming to broadcast affiliates and traditional MVPDs.
The Company could be subject to significant tax liabilities.
We are subject to taxation in U.S. federal, state and local, as well as certain international jurisdictions. Changes in tax laws, regulations, practices or the interpretations thereof (including changes in legislation currently being considered) could adversely affect the Company’s results of operations or its tax assets. Judgment is required in evaluating and estimating our provision and accruals for taxes. In addition, transactions occur during the ordinary course of business or otherwise for which the ultimate tax determination is uncertain.
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
We are subject from time to time to lawsuits, including claims relating to competition, intellectual property rights, employment and labor matters, personal injury and property damage, free speech, customer privacy, regulatory requirements, and advertising, marketing and selling practices. See Note 14, “Commitments and Contingencies,” to the accompanying consolidated financial statements included in this Form 10-K for a discussion of certain of these matters. The Company has incurred significant expenses defending against the defamation and disparagement matters described in Note 14, including the payment of approximately $800 million to settle the Dominion matter and a related lawsuit in April 2023.

The Company continues to believe the Smartmatic and other lawsuits alleging defamation or disparagement as well as related derivative lawsuits are without merit and intends to defend against them vigorously, including through any appeals.However, the outcome of these pending matters is subject to significant uncertainty, and it is possible that an adverse resolution of one or more of these pending matters could result in reputational harm and/or significant monetary damages, injunctive relief or settlement costs. There can be no assurance that the ultimate resolution of these pending matters will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.
Greater constraints on the use of arbitration to resolve certain disputes could adversely affect our business. We also spend substantial resources complying with various regulatory and government standards, including any related investigations and litigation. We may incur additional significant expenses in the future defending against any lawsuit or government charge and may be required to pay amounts or otherwise change our operations in ways that could adversely impact our businesses, results of operations, financial condition or cash flows. In addition, regardless of merit or outcome, litigation and government investigations are time-consuming and costly to defend, divert management’s attention and resources away from our business, may result in reputational harm and may impair our ability to conduct our business.
Risks Relating to Our Ownership Structure
Certain of the Company’s directors and officers may have actual or potential conflicts of interest because of their equity ownership in News Corp or because they also serve as officers and/or on the board of directors of News Corp.
In June 2013, 21CF completed the separation of its businesses into two independent publicly traded companies by distributing to its shareholders shares of a new company called News Corporation (“News Corp”). Certain of the Company’s directors and executive officers own shares of common stock of News Corp, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of the Company’s officers and directors also serve as officers and/or as directors of News Corp, including our Chair, K. Rupert Murdoch, who serves as News Corp’s Executive Chairman, and our Executive Chair and Chief Executive Officer, Lachlan K. Murdoch, who serves as News Corp’s Co-Chairman. This ownership of or service to both companies may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for News Corp and the Company. In addition to any other arrangements that the Company and News Corp may agree to implement, the Company and News Corp have agreed that officers and directors who serve at both companies will recuse themselves from decisions where conflicts arise due to their positions at both companies.
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
Certain provisions of the Company’s amended and restated certificate of incorporation, amended and restated by-laws, Delaware law and the ownership of the Company’s Common Stock by the Murdoch Family Trust may discourage takeovers and the concentration of ownership will affect the voting results of matters submitted for stockholder approval.
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
•special stockholders’ meeting to be called only by a majority of the Board of Directors, the Chair or vice or deputy chair, or upon the written request of holders of not less than 20% of the voting power of our outstanding voting stock;
•the requirement that stockholders give the Company advance notice to nominate candidates for election to the Board of Directors or to make stockholder proposals at a stockholders’ meeting;
•the requirement of an affirmative vote of at least 65% of the voting power of the Company’s outstanding voting stock to amend or repeal our amended and restated by-laws;
•restrictions on the transfer of the Company’s shares; and
•the Board of Directors to issue, without stockholder approval, preferred stock and series common stock with such terms as the Board of Directors may determine.
These provisions could discourage potential acquisition proposals and could delay or prevent a change in control of the Company, even in the case where a majority of the stockholders may consider such proposals desirable.
Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the outstanding FOX Class A Common Stock and 43.39% of FOX Class B Common Stock, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional less than one percent of FOX Class A Common Stock and less than one percent of FOX Class B Common Stock. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of FOX Class A Common Stock and 43.99% of FOX Class B Common Stock.
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
The Company’s Board of Directors has approved a $7 billion stock repurchase program for the FOX Class A Common Stock and FOX Class B Common Stock, which has and in the future could increase the percentage of FOX Class B Common Stock held by the Murdoch Family Trust. The Company has entered into a stockholders agreement with the Murdoch Family Trust pursuant to which the Company and the Murdoch Family Trust have agreed not to take actions that would result in the Murdoch Family Trust and Murdoch family members together owning more than 44% of the outstanding voting power of the shares of FOX Class B Common Stock or would increase the Murdoch Family Trust’s voting power by more than 1.75% in any rolling 12-month period. The Murdoch Family Trust would forfeit votes to the extent necessary to ensure that the Murdoch Family Trust and the Murdoch family collectively do not exceed 44% of the outstanding voting power of the Class B Common Stock, except where a Murdoch family member votes their own shares differently from the Murdoch Family Trust on any matter.
Risks Related to the Company’s Separation from 21CF
The indemnification arrangements the Company entered into with 21CF in connection with the Transaction may require the Company to divert cash to satisfy indemnification obligations to 21CF. The indemnification from 21CF may not be sufficient to insure the Company against the full amount of liabilities that have been allocated to 21CF.
Pursuant to the agreements the Company and 21CF entered into in connection with the Transaction, 21CF will indemnify the Company for certain liabilities and the Company will indemnify 21CF for certain liabilities. Payments pursuant to these indemnities may be significant and could negatively impact our business. Third parties could also seek to hold the Company responsible for any of the liabilities of the businesses that were retained by 21CF in connection with the Transaction. 21CF has agreed to indemnify the Company for such liabilities, but such indemnity from 21CF may not be sufficient to protect the Company against the full amount of such liabilities, and 21CF may not be able to fully satisfy its indemnification obligations. Moreover, even if the Company ultimately succeeds in recovering from 21CF any amounts for which it is held liable, the Company may be temporarily required to bear these losses itself. These risks could negatively affect our business, financial condition, results of operations or cash flows.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
FOX owns the FOX Studio Lot in Los Angeles, California. The historic lot is located on over 50 acres of land and has over 1.85 million square feet of space for both administration and production/post-production services available to service a wide array of industry clients, including 15 sound stages, two broadcast studios, theaters and screening rooms, editing rooms and other television and film production facilities. The FOX Studio Lot provides two primary revenue streams — the lease of a portion of the office space to Disney and other third parties and the operation of studio facilities for third party productions, which until 2026 will predominantly be Disney productions.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Fox Corporation’s Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), are listed and traded on The Nasdaq Global Select Market under the symbols “FOXA” and “FOX,” respectively. As of June 30, 2023, there were approximately 15,100 holders of record of shares of Class A Common Stock and approximately 3,400 holders of record of shares of Class B Common Stock.
Below is a summary of the Company’s repurchases of its Class A Common Stock and Class B Common Stock during fiscal 2023:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
Total first quarter fiscal 2023
Class A Common Stock	5,129,765	$34.11
Class B Common Stock	2,375,616	31.57
Total second quarter fiscal 2023
Class A Common Stock	5,708,198	30.66
Class B Common Stock	2,598,605	28.79
Total third quarter fiscal 2023
Class A Common Stock(d)	27,481,280	42.55
Class B Common Stock	2,567,349	31.48
Total fourth quarter fiscal 2023
Class A Common Stock	7,712,260	32.42
Total fiscal 2023
Class A Common Stock(d)	46,031,503	38.44
Class B Common Stock	7,541,570	30.58
	53,573,073		$2,400

(a)	The Company has not made any purchases of Common Stock other than in connection with the publicly announced stock repurchase program described below.
(b)	These amounts exclude any fees, commissions or other costs associated with the share repurchases.
(c)
The Company’s Board of Directors (the “Board”) previously authorized a stock repurchase program, under which the Company can repurchase $4 billion of Common Stock. In February 2023, the Board authorized incremental stock repurchases of an additional $3 billion of Common Stock. With this increase, the Company’s total stock repurchase authorization is now $7 billion. The program has no time limit and may be modified, suspended or discontinued at any time.

(d)
In February 2023, in connection with the stock repurchase program, the Company entered into an accelerated share repurchase (“ASR”) agreement under which the Company paid a third-party financial institution $1 billion and received an initial delivery of approximately 22.5 million shares of Class A Common Stock, representing 80% of the shares expected to be repurchased under the ASR agreement, at a price of $35.54 per share (See Note 11—Stockholders’ Equity to the accompanying Consolidated Financial Statements under the heading “Stock Repurchase Program”).

In total, the Company repurchased approximately 54 million shares of Common Stock for $2 billion during fiscal 2023.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Readers should carefully review this document and the other documents filed by Fox Corporation (“FOX” or the “Company”) with the Securities and Exchange Commission (the “SEC”). This section should be read together with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The consolidated financial statements are referred to as the “Financial Statements” herein.
INTRODUCTION
The Transaction
FOX became a standalone publicly traded company on March 19, 2019, when Twenty-First Century Fox, Inc. (“21CF”) spun off the Company to 21CF stockholders and FOX's Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”) began trading independently on The Nasdaq Global Select Market (the “Transaction”). In connection with the Transaction, the Company entered into the Separation and Distribution Agreement, dated as of March 19, 2019 (the “Separation Agreement”), with 21CF, which effected the internal restructuring (the “Separation”) whereby The Walt Disney Company (“Disney”) acquired the remaining 21CF assets and 21CF became a wholly-owned subsidiary of Disney. The Separation and the Transaction were effected as part of a series of transactions contemplated by the Amended and Restated Merger Agreement and Plan of Merger, dated as of June 20, 2018 (the “21CF Disney Merger Agreement”), by and among 21CF, Disney and certain subsidiaries of Disney.
In connection with the Separation, the Company entered into a tax matters agreement among the Company, Disney and 21CF which governs the parties’ respective rights, responsibilities and obligations with respect to certain tax matters. Under this agreement, 21CF will generally indemnify the Company against any taxes required to be reported on a consolidated or separate tax return of 21CF and/or any of its subsidiaries, including any taxes resulting from the Separation and the Transaction, and the Company will generally indemnify 21CF against any taxes required to be reported on a separate tax return of the Company or any of its subsidiaries.
Pursuant to the 21CF Disney Merger Agreement, immediately prior to the Transaction, the Company paid 21CF a dividend (the “Dividend”) for the estimated taxes associated with the Transaction. The final determination of the taxes included an estimated $5.8 billion in respect of the Separation and the Transaction for which the Company is responsible pursuant to the 21CF Disney Merger Agreement and an estimated $700 million prepayment in respect of divestitures (collectively, the “Transaction Tax”).
As a result of the Separation and the Transaction, which was a taxable transaction for which an estimated tax liability of $5.8 billion was included in the Transaction Tax paid by the Company, FOX obtained a tax basis in its assets equal to their respective fair market values. This resulted in estimated annual tax deductions of approximately $1.5 billion, which is expected to continue over the next several years due to the amortization of the additional tax basis. Such estimates are subject to revisions, which could be material, based upon the occurrence of future events. This amortization is estimated to reduce the Company’s fiscal 2023 cash tax liability by approximately $360 million at the current combined federal and state applicable tax rate of approximately 24%.
Included in the Transaction Tax was the Company’s share of the estimated tax liabilities of $700 million related to the anticipated divestitures by Disney of certain assets, principally the FOX Sports Regional Sports Networks (“RSNs”), which Disney sold during calendar year 2019 (“Divestiture Tax”). During fiscal 2021, the Company and Disney reached an agreement to settle the majority of the Divestiture Tax and the Company received $462 million from Disney as reimbursement of the Company’s prepayment based upon the sales price of the RSNs. This reimbursement was recorded in Other, net in the Statement of Operations (See Note 20—Additional Financial Information to the accompanying Financial Statements under the heading "Other, net”). The balance of the Divestiture Tax is subject to adjustment in the future, but any such adjustment is not expected to have a material impact on the financial results of the Company.

Basis of Presentation
The Company’s financial statements are presented on a consolidated basis.
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred either during the fiscal year ended June 30, (“fiscal”) 2023 or early fiscal 2024 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for fiscal 2023, 2022 and 2021. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for fiscal 2023, 2022 and 2021, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of June 30, 2023. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
•Critical Accounting Policies—This section discusses accounting policies considered important to the Company’s financial condition and results of operations, and which require significant judgment and estimates on the part of management in application. In addition, Note 2—Summary of Significant Accounting Policies to the accompanying Financial Statements summarizes the Company’s significant accounting policies, including the critical accounting policy discussion found in this section.
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
•Television, which produces, acquires, markets and distributes programming through the FOX broadcast network, advertising-supported video-on-demand (“AVOD”) service Tubi, 29 full power broadcast television stations, including 11 duopolies, and other digital platforms, primarily in the U.S. Eighteen of the broadcast television stations are affiliated with the FOX Network, 10 are affiliated with MyNetworkTV and one is an independent station. The segment also includes various production companies that produce content for the Company and third parties.
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

The Company’s Cable Network Programming and Television segments derive the majority of their revenues from affiliate fees for the transmission of content and advertising sales. For fiscal 2023, the Company generated revenues of $14.9 billion, of which approximately 47% was generated from affiliate fees, approximately 44% was generated from advertising, and approximately 9% was generated from other operating activities.
Affiliate fees primarily include (i) monthly subscriber-based license and retransmission consent fees paid by programming distributors that carry our cable networks and our owned and operated television stations and (ii) fees received from non-owned and operated television stations that are affiliated with the FOX Network. U.S. law governing retransmission consent provides a mechanism for the television stations owned by the Company to seek and obtain payment from MVPDs that carry the Company’s broadcast signals.
The Company’s revenues are impacted by rate changes, changes in the number of subscribers to the Company’s content and changes in the expenditures by advertisers. In addition, advertising revenues are subject to seasonality and cyclicality as a result of the impact of state, congressional and presidential election cycles and special events that air on the Company’s networks, including the National Football League’s (“NFL”) Super Bowl, which is broadcast on the FOX Network on a rotating basis with other networks, and the Fédération Internationale de Football Association (“FIFA”) World Cup, which occurs every four years (for each of women and men), and other regular and post-season sports events, including one NFL Divisional playoff game that is aired on a rotating annual basis with another network.
The cable network programming and television industries continue to evolve rapidly, with changes in technology leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior as consumers now have more control over when, where and how they consume content. Consumer preferences have evolved toward lower cost alternatives, including direct-to-consumer offerings. These changes in technologies and consumer behavior have contributed to declines in the number of subscribers to MVPD services, and these declines are expected to continue and possibly accelerate in the future.
At the same time, technological changes have increased advertisers’ options for reaching their target audiences. There has been a substantial increase in the availability of content with reduced advertising or without advertising at all. As consumers switch to digital consumption of video content, there is still to be developed a consistent, broadly accepted measure of multiplatform audiences across the industry. Furthermore, the pricing and volume of advertising may be affected by shifts in spending from more traditional media and toward digital and mobile offerings, which can deliver targeted advertising more promptly, or toward newer ways of purchasing advertising. In addition, the market for AVOD advertising campaigns is relatively new and evolving.
The Company operates in a highly competitive industry and its performance is dependent, to a large extent, on the impact of changes in consumer behavior as a result of new technologies, the sale of advertising, the maintenance, renewal and terms of its carriage, affiliation and content agreements and programming rights, the popularity of its content, general economic conditions (including financial market conditions), the Company’s ability to manage its businesses effectively, and its relative strength and leverage in the industry. For more information, see Item 1. “Business” and Item 1A. “Risk Factors.”

RESULTS OF OPERATIONS
Results of Operations—Fiscal 2023 versus Fiscal 2022
The following table sets forth the Company’s operating results for fiscal 2023, as compared to fiscal 2022:

	For the years ended June 30,
	2023	2022	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$7,051	$6,878	$173	3%
Advertising	6,606	5,900	706	12%
Other	1,256	1,196	60	5%
Total revenues	14,913	13,974	939	7%
Operating expenses	(9,689)	(9,117)	(572)	(6)%
Selling, general and administrative	(2,049)	(1,920)	(129)	(7)%
Depreciation and amortization	(411)	(363)	(48)	(13)%
Impairment and restructuring charges	(111)	—	(111)	**
Interest expense, net	(218)	(371)	153	41%
Other, net	(699)	(509)	(190)	(37)%
Income before income tax expense	1,736	1,694	42	2%
Income tax expense	(483)	(461)	(22)	(5)%
Net income	1,253	1,233	20	2%
Less: Net income attributable to noncontrolling interests	(14)	(28)	14	50%
Net income attributable to Fox Corporation stockholders	$1,239	$1,205	$34	3%

**	not meaningful
Overview—The Company’s revenues increased 7% for fiscal 2023, as compared to fiscal 2022, due to higher affiliate fee, advertising and other revenues. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, partially offset by a lower average number of subscribers across all networks. The increase in advertising revenue was primarily due to revenues resulting from the broadcasts of Super Bowl LVII and the FIFA Men’s World Cup, continued growth at Tubi, higher political advertising revenue at the FOX Television Stations principally due to the November 2022 U.S. midterm elections, and additional NFL post-season games. Partially offsetting this increase was the absence of NFL Thursday Night Football (“TNF”) and lower ratings at the FOX Network in the current year. The increase in other revenues was primarily due to the full year impact of acquisitions of entertainment production companies in fiscal 2022 and higher FOX Nation subscription revenues.
Operating expenses increased 6% for fiscal 2023, as compared to fiscal 2022, primarily due to higher sports programming rights amortization and production costs driven by the broadcasts of Super Bowl LVII and the FIFA Men’s World Cup and additional post-season NFL and Major League Baseball (“MLB”) content, as well as increased digital investment in Tubi and at FOX News Media. Partially offsetting this increase was the absence of TNF and lower entertainment marketing and production costs. Selling, general and administrative expenses increased 7% for fiscal 2023, as compared to fiscal 2022, primarily due to higher legal costs at FOX News Media and continued growth at Tubi.
Depreciation and amortization—Depreciation and amortization expense increased 13% for fiscal 2023, as compared to fiscal 2022, primarily due to an increase in broadcast production assets at FOX Sports,

increased spending as a result of digital initiatives and the full year impact of the fiscal 2022 acquisitions of entertainment production companies.
Impairment and restructuring charges—See Note 4—Restructuring Programs to the accompanying Financial Statements.
Interest expense, net—Interest expense, net decreased 41% for fiscal 2023, as compared to fiscal 2022, primarily due to higher interest income as a result of higher interest rates.
Other, net—See Note 20—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net.”
Income tax expense— The Company’s tax provision and related effective tax rate of 28% for fiscal 2023 was higher than the statutory rate of 21% primarily due to state taxes, a valuation allowance recorded against net operating losses and tax credits and other permanent items. The Company’s tax provision and related effective tax rate of 27% for fiscal 2022 was higher than the statutory rate of 21% primarily due to state taxes and a remeasurement of the Company’s net deferred tax assets associated with changes in the mix of jurisdictional earnings.
Net income—Net income increased 2% for fiscal 2023, as compared to fiscal 2022, primarily due to a gain recognized on the change in fair value of the Company’s investment in Flutter Entertainment plc and higher Segment EBITDA (as defined below), partially offset by legal settlement costs at FOX News Media (See Note 20—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net”) and restructuring charges (See Note 4—Restructuring Programs to the accompanying Financial Statements).
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

Overview—The Company’s revenues increased 8% for fiscal 2022, as compared to fiscal 2021, due to higher affiliate fee, advertising and other revenues. The increase in affiliate fee revenue was primarily due to higher average rates per subscriber, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, partially offset by a lower average number of subscribers. Also impacting the increase was the absence of prior year affiliate fee credits as a result of the COVID-19 related under-delivery of college football games. The increase in advertising revenue was primarily due to higher pricing at FOX Sports and FOX News Media, growth at Tubi, and a higher number of live events at FOX Sports due to the impact of COVID-19 in fiscal 2021. Partially offsetting this increase was lower political advertising revenue due to the absence of the 2020 presidential and congressional elections. The increase in other revenues was primarily due to higher sports sublicensing revenues which were impacted by COVID-19 in fiscal 2021, the impact of acquisitions of entertainment production companies in fiscal 2022 (See Note 3—Acquisitions, Disposals and Other Transactions to the accompanying Financial Statements) and higher FOX Nation subscription revenues, partially offset by the impact of the divestiture of the Company’s sports marketing businesses in fiscal 2021.
Operating expenses increased 13% for fiscal 2022, as compared to fiscal 2021, primarily due to higher sports programming rights amortization and production costs related to NFL, MLB and college football content, including a higher number of live events due to the impact of COVID-19 in fiscal 2021. Also impacting the increase was increased digital investment at Tubi and FOX News Media, costs associated with the launch of the United States Football League (“USFL”) and higher entertainment programming rights amortization due to more hours of original scripted programming as compared to fiscal 2021 which was impacted by COVID-19. This increase was partially offset by the absence of events that were shifted into fiscal 2021 from fiscal 2020 as a result of COVID-19 rescheduling, including National Association of Stock Car Auto Racing (“NASCAR”) Cup Series races and additional MLB regular season games, and the impact of the divestiture of the Company’s sports marketing businesses in fiscal 2021.
Selling, general and administrative expenses increased 6% for fiscal 2022, as compared to fiscal 2021, primarily due to higher technology costs related to the Company’s digital initiatives and higher marketing expenses at FOX News Media, partially offset by the impact of the divestiture of the Company’s sports marketing businesses in fiscal 2021.
Depreciation and amortization—Depreciation and amortization expense increased 21% for fiscal 2022, as compared to fiscal 2021, primarily due to assets placed into service during the fourth quarter of fiscal 2021 for the Company’s standalone broadcast technical facilities and the impact of acquisitions of entertainment production companies in fiscal 2022.
Impairment and restructuring charges—See Note 4—Restructuring Programs to the accompanying Financial Statements.
Interest expense, net—Interest expense, net decreased 5% for fiscal 2022, as compared to fiscal 2021, primarily due to the repayment of $750 million of senior notes in January 2022.
Other, net—See Note 20—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net.”
Income tax expense—The Company’s tax provision and related effective tax rate of 27% for fiscal 2022 was higher than the statutory rate of 21% primarily due to state taxes and a remeasurement of the Company’s net deferred tax assets associated with changes in the mix of jurisdictional earnings. The Company’s tax provision and related effective tax rate of 25% for fiscal 2021 was higher than the statutory rate of 21% primarily due to state taxes, partially offset by a benefit from the reduction of uncertain tax positions for state tax audits.
Net income—Net income decreased 44% for fiscal 2022, as compared to fiscal 2021, primarily due to the change in fair value of the Company’s investment in Flutter Entertainment plc and the absence of the reimbursement from Disney of $462 million related to the substantial settlement of the Company’s prepayment of its share of the Divestiture Tax, which occurred during fiscal 2021 (See Note 20—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net”).

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
Fiscal 2023 versus Fiscal 2022
The following tables set forth the Company’s Revenues and Segment EBITDA for fiscal 2023, as compared to fiscal 2022:

	For the years ended June 30,
	2023	2022	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Cable Network Programming	$6,043	$6,097	$(54)	(1)%
Television	8,710	7,685	1,025	13%
Other, Corporate and Eliminations	160	192	(32)	(17)%
Total revenues	$14,913	$13,974	$939	7%

	For the years ended June 30,
	2023	2022	$ Change	% Change
(in millions, except %)			Better/(Worse)
Segment EBITDA
Cable Network Programming	$2,472	$2,934	$(462)	(16)%
Television	1,009	347	662	**
Other, Corporate and Eliminations	(290)	(326)	36	11%
Adjusted EBITDA(a)	$3,191	$2,955	$236	8%

**	not meaningful
(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Cable Network Programming (41% and 44% of the Company’s revenues in fiscal 2023 and 2022, respectively)

	For the years ended June 30,
	2023	2022	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$4,175	$4,205	$(30)	(1)%
Advertising	1,403	1,462	(59)	(4)%
Other	465	430	35	8%
Total revenues	6,043	6,097	(54)	(1)%
Operating expenses	(2,927)	(2,595)	(332)	(13)%
Selling, general and administrative	(660)	(586)	(74)	(13)%
Amortization of cable distribution investments	16	18	(2)	(11)%
Segment EBITDA	$2,472	$2,934	$(462)	(16)%
Revenues at the Cable Network Programming segment decreased for fiscal 2023, as compared to fiscal 2022, due to lower affiliate fee and advertising revenues, partially offset by higher other revenues. The decrease in affiliate fee revenue was primarily due to a decrease in the average number of subscribers, partially offset by higher average rates per subscriber, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals. The decrease in advertising revenue was primarily due to lower pricing in the direct response marketplace at FOX News Media, partially offset by the broadcast of the FIFA Men’s World Cup at the national sports networks in the current year. The increase in other revenues was primarily due to higher FOX Nation subscription revenues and higher sports sublicensing revenues.
Cable Network Programming Segment EBITDA decreased for fiscal 2023, as compared to fiscal 2022, due to the revenue decreases noted above and higher expenses. Operating expenses increased primarily due to higher sports programming rights amortization led by the broadcast of the FIFA Men’s World Cup, the renewed MLB contract and a higher volume of college football games at the national sports networks, and higher employee related costs and increased digital investment at FOX News Media. Selling, general and administrative expenses increased principally due to higher legal costs partially offset by lower marketing costs at FOX News Media and higher costs associated with the expansion of the USFL.
Television (58% and 55% of the Company’s revenues in fiscal 2023 and 2022, respectively)

	For the years ended June 30,
	2023	2022	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Advertising	$5,204	$4,440	$764	17%
Affiliate fee	2,876	2,673	203	8%
Other	630	572	58	10%
Total revenues	8,710	7,685	1,025	13%
Operating expenses	(6,704)	(6,431)	(273)	(4)%
Selling, general and administrative	(997)	(907)	(90)	(10)%
Segment EBITDA	$1,009	$347	$662	**

**	not meaningful
Revenues at the Television segment increased for fiscal 2023, as compared to fiscal 2022, due to higher advertising, affiliate fee and other revenues. The increase in advertising revenue was primarily due to revenues resulting from the broadcasts of Super Bowl LVII and the FIFA Men’s World Cup, continued growth at Tubi, higher political advertising revenue at the FOX Television Stations principally due to the November 2022 U.S.

midterm elections, and additional NFL post-season games. Partially offsetting this increase was the absence of TNF and lower ratings at the FOX Network in the current year. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations. The increase in other revenues was primarily due to the full year impact of acquisitions of entertainment production companies in fiscal 2022.
Television Segment EBITDA increased for fiscal 2023, as compared to fiscal 2022, primarily due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased primarily due to higher sports programming rights amortization and production costs driven by the broadcast of Super Bowl LVII, NFL and MLB content, led by a higher volume of post-season games, and the broadcast of the FIFA Men’s World Cup, as well as increased digital investment in Tubi. Partially offsetting this increase was the absence of TNF and lower entertainment marketing and production costs. Selling, general and administrative expenses increased primarily due to continued growth at Tubi.
Other, Corporate and Eliminations (1% of the Company’s revenues for fiscal 2023 and 2022)

	For the years ended June 30,
	2023	2022	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues	$160	$192	$(32)	(17)%
Operating expenses	(58)	(91)	33	36%
Selling, general and administrative	(392)	(427)	35	8%
Segment EBITDA	$(290)	$(326)	$36	11%
Revenues at the Other, Corporate and Eliminations segment for fiscal 2023 and 2022 include revenues generated by Credible and the operation of the FOX Studio lot for third parties. Operating expenses for fiscal 2023 and 2022 include advertising and promotional expenses at Credible. Selling, general and administrative expenses for fiscal 2023 and 2022 primarily relate to employee costs, professional fees and the costs of operating the FOX Studio lot.
Fiscal 2022 versus Fiscal 2021
The following tables set forth the Company’s Revenues and Segment EBITDA for fiscal 2022, as compared to fiscal 2021:

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
Cable Network Programming (44% of the Company’s revenues in fiscal 2022 and 2021)

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
Revenues at the Cable Network Programming segment increased for fiscal 2022, as compared to fiscal 2021, due to higher affiliate fee, advertising and other revenues. The increase in affiliate fee revenue was primarily due to contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, partially offset by a lower average number of subscribers. Also impacting the increase was the absence of fiscal 2021 affiliate fee credits as a result of the COVID-19 related under-delivery of college football games. The decrease in the average number of subscribers was due to a reduction in traditional MVPD subscribers, partially offset by an increase in virtual MVPD subscribers. The increase in advertising revenue was primarily due to higher pricing at FOX News Media and higher pricing and an increase in the number of live events at the national sports networks, primarily the result of additional MLB postseason games and the return of a full college football schedule that was shortened due to COVID-19 in fiscal 2021. This increase was partially offset by lower political advertising revenue due to the absence of the 2020 presidential elections. The increase in other revenues was primarily due to higher sports sublicensing revenues, which were impacted by COVID-19 in fiscal 2021, and higher FOX Nation subscription revenues, partially offset by the impact of the divestiture of the Company’s sports marketing businesses in fiscal 2021.
Cable Network Programming Segment EBITDA increased for fiscal 2022, as compared to fiscal 2021, primarily due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased due to higher sports programming rights amortization and production costs primarily related to the return of a full college football and basketball season as a result of the impact of COVID-19 in fiscal 2021, increased investment in digital growth initiatives at FOX News Media and costs associated with the launch of USFL. This increase was partially offset by the absence of events that were shifted into fiscal 2021 from fiscal 2020 as a result of COVID-19 rescheduling, including NASCAR Cup Series races and additional MLB regular season games, and the impact of the divestiture of the Company’s sports marketing businesses in fiscal 2021. Selling, general and administrative expenses increased principally due to higher marketing expenses at FOX News Media, partially offset by the impact of the divestiture of the Company’s sports marketing businesses in fiscal 2021.

Television (55% of the Company’s revenues in fiscal 2022 and 2021)

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
Television Segment EBITDA decreased for fiscal 2022, as compared to fiscal 2021, as the revenue increases noted above were more than offset by higher expenses. Operating expenses increased primarily due to higher sports programming rights amortization and production costs related to NFL, MLB and college football content, including a higher number of college football games as compared to the COVID-19 impacted fiscal 2021, increased digital investment at Tubi and higher entertainment programming rights amortization due to more hours of original scripted programming as compared to fiscal 2021, which was impacted by COVID-19. Selling, general and administrative expenses increased primarily due to higher technology costs related to the Company’s digital initiatives.
Other, Corporate and Eliminations (1% of the Company’s revenues for fiscal 2022 and 2021)

	For the years ended June 30,
	2022	2021	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues	$192	$178	$14	8%
Operating expenses	(91)	(86)	(5)	(6)%
Selling, general and administrative	(427)	(436)	9	2%
Segment EBITDA	$(326)	$(344)	$18	5%
Revenues at the Other, Corporate and Eliminations segment for fiscal 2022 and 2021 include revenues generated by Credible and the operation of the FOX Studio lot for third parties. Operating expenses for fiscal 2022 and 2021 include advertising and promotional expenses at Credible and the costs of operating the FOX Studio lot. Selling, general and administrative expenses for fiscal 2022 and 2021 primarily relate to employee costs and professional fees and the costs of operating the FOX Studio lot.
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
Fiscal 2023 versus Fiscal 2022
The following table reconciles Net income to Adjusted EBITDA for fiscal 2023, as compared to fiscal 2022:

	For the years ended June 30,
	2023	2022
	(in millions)
Net income	$1,253	$1,233
Add
Amortization of cable distribution investments	16	18
Depreciation and amortization	411	363
Impairment and restructuring charges	111	—
Interest expense, net	218	371
Other, net	699	509
Income tax expense	483	461
Adjusted EBITDA	$3,191	$2,955
The following table sets forth the computation of Adjusted EBITDA for fiscal 2023, as compared to fiscal 2022:

	For the years ended June 30,
	2023	2022
	(in millions)
Revenues	$14,913	$13,974
Operating expenses	(9,689)	(9,117)
Selling, general and administrative	(2,049)	(1,920)
Amortization of cable distribution investments	16	18
Adjusted EBITDA	$3,191	$2,955

Fiscal 2022 versus Fiscal 2021
The following table reconciles Net income to Adjusted EBITDA for fiscal 2022, as compared to fiscal 2021:

	For the years ended June 30,
	2022	2021
	(in millions)
Net income	$1,233	$2,201
Add
Amortization of cable distribution investments	18	22
Depreciation and amortization	363	300
Impairment and restructuring charges	—	35
Interest expense, net	371	391
Other, net	509	(579)
Income tax expense	461	717
Adjusted EBITDA	$2,955	$3,087
The following table sets forth the computation of Adjusted EBITDA for fiscal 2022, as compared to fiscal 2021:

	For the years ended June 30,
	2022	2021
	(in millions)
Revenues	$13,974	$12,909
Operating expenses	(9,117)	(8,037)
Selling, general and administrative	(1,920)	(1,807)
Amortization of cable distribution investments	18	22
Adjusted EBITDA	$2,955	$3,087
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company has approximately $4.3 billion of cash and cash equivalents as of June 30, 2023 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 9—Borrowings to the accompanying Financial Statements). The Company also has access to the worldwide capital markets, subject to market conditions. As of June 30, 2023, the Company was in compliance with all of the covenants under its revolving credit facility, and it does not anticipate any noncompliance with such covenants.
The principal uses of cash that affect the Company’s liquidity position include the following: the acquisition of rights and related payments for entertainment and sports programming; operational expenditures including production costs; marketing and promotional expenses; expenses related to broadcasting the Company’s programming; employee and facility costs; capital expenditures; acquisitions; income taxes, interest and dividend payments; debt repayments; legal settlements; and stock repurchases.
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

Sources and Uses of Cash—Fiscal 2023 vs. Fiscal 2022
Net cash provided by operating activities for fiscal 2023 and 2022 was as follows (in millions):

For the years ended June 30,	2023	2022
Net cash provided by operating activities	$1,800	$1,884
The decrease in net cash provided by operating activities during fiscal 2023, as compared to fiscal 2022, was primarily due to legal settlement costs (See Note 14—Commitments and Contingencies to the accompanying Financial Statements), partially offset by higher Adjusted EBITDA, lower sports rights payments primarily due to the absence of TNF and lower entertainment programming costs.
Net cash used in investing activities for fiscal 2023 and 2022 was as follows (in millions):

For the years ended June 30,	2023	2022
Net cash used in investing activities	$(438)	$(513)
The decrease in net cash used in investing activities during fiscal 2023, as compared to fiscal 2022, was primarily due to the absence of acquisitions and dispositions, partially offset by an increase in capital expenditures and higher investments in equity securities.
Net cash used in financing activities for fiscal 2023 and 2022 was as follows (in millions):

For the years ended June 30,	2023	2022
Net cash used in financing activities	$(2,290)	$(2,057)
The increase in net cash used in financing activities during fiscal 2023, as compared to fiscal 2022, was primarily due to activity under the stock repurchase program, including the $1 billion accelerated share repurchase agreement (See Note 11—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program”), partially offset by the absence of the $750 million repayment of senior notes that matured in January 2022.
Stock Repurchase Program
See Note 11—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program.”
Dividends
Dividends paid in fiscal 2023 totaled $0.50 per share of Class A Common Stock and Class B Common Stock. Subsequent to June 30, 2023, the Company increased its semi-annual dividend and declared a semi-annual dividend of $0.26 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on September 27, 2023 with a record date for determining dividend entitlements of August 30, 2023.
Based on the number of shares outstanding as of June 30, 2023, and the new annual dividend rate stated above, the total aggregate cash dividends expected to be paid to stockholders in fiscal 2024 is approximately $260 million.
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
The decrease in net cash used in investing activities during fiscal 2022, as compared to fiscal 2021, was primarily due to lower capital expenditures in connection with establishing the Company’s standalone broadcast technical facilities placed into service in fiscal 2021, partially offset by higher fiscal 2022 acquisitions (See Note 3—Acquisitions, Disposals, and Other Transactions to the accompanying Financial Statements).
Net cash used in financing activities for fiscal 2022 and 2021 was as follows (in millions):

For the years ended June 30,	2022	2021
Net cash used in financing activities	$(2,057)	$(870)
The increase in net cash used in financing activities during fiscal 2022, as compared to fiscal 2021, was primarily due to the $750 million repayment of senior notes that matured in January 2022 and the absence of cash received from Disney in fiscal 2021, including the $462 million reimbursement related to the Divestiture Tax.
Debt Instruments
Borrowings include senior notes (See Note 9—Borrowings to the accompanying Financial Statements). During fiscal 2022, cash used in the repayment of borrowings was $750 Million for the 3.666% senior notes which matured and were repaid in full in January 2022.
Ratings of the Senior Notes
The following table summarizes the Company’s credit ratings as of June 30, 2023:

Rating Agency	Senior Debt	Outlook
Moody’s	Baa2	Stable
Standard & Poor’s	BBB	Stable
Revolving Credit Agreement
In June 2023, the Company entered into an unsecured $1.0 billion revolving credit facility with a maturity date of June 2028 (See Note 9—Borrowings to the accompanying Financial Statements).
Commitments and Contingencies
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. For additional details on commitments and contingencies see Note 14—Commitments and Contingencies to the accompanying Financial Statements under the headings “Licensed Programming,” “Other commitments and contractual obligations” and “Contingencies.”
Pension and other postretirement benefits and uncertain tax benefits
The table in Note 14—Commitments and Contingencies to the accompanying Financial Statements excludes the Company’s pension and other postretirement benefits (“OPEB”) obligations and the gross unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing. The Company made contributions of $53 million and $59 million to its pension plans in fiscal 2023 and 2022, respectively. The majority of these contributions were voluntarily made to improve the funded status of the plans. Future plan contributions are dependent upon actual plan asset returns, interest rates and statutory requirements. Assuming that actual plan asset returns are consistent with the Company’s expected plan returns in fiscal 2024 and beyond and that interest rates remain constant, the Company would not be required to make any material contributions to its pension plans for the immediate future. Required pension plan contributions for the next fiscal year are not expected to be material but the Company may make voluntary contributions in future periods. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s OPEB plans. The Company does not expect its net OPEB payments to be material in fiscal 2024 (See Note 15—Pension and Other Postretirement Benefits to the accompanying Financial Statements for further discussion of the Company’s pension and OPEB plans).
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
The Company generates advertising revenue from sales of commercial time within the Company’s network programming, and from sales of advertising on the Company’s owned and operated television stations and various digital properties. Advertising revenue from customers, primarily advertising agencies, is recognized as the commercials are aired. Certain of the Company’s advertising contracts have guarantees of a certain number of targeted audience views, referred to as impressions. Revenues for any audience deficiencies are deferred until the guaranteed number of impressions is met, by providing additional advertisements. Advertising contracts, which are generally short-term, are billed monthly for the spots aired during the month, with payments due shortly thereafter.
The Company generates affiliate fee revenue from agreements with MVPDs for cable network programming and for the broadcast of the Company’s owned and operated television stations. In addition, the Company generates affiliate fee revenue from agreements with independently owned television stations that are affiliated with the FOX Network and receives retransmission consent fees from MVPDs for their signals. Affiliate fee revenue is recognized as we continuously make the network programming available to the customer over the term of the agreement. For contracts with affiliate fees based on the number of the affiliate’s subscribers, revenues are recognized based on the contractual rate multiplied by the estimated number of subscribers each period. For contracts with fixed affiliate fees, revenues are recognized based on the relative standalone selling price of the network programming provided over the contract term, which generally reflects the invoiced amount. Affiliate contracts are generally multi-year contracts billed monthly with payments due shortly thereafter.
The Company classifies the amortization of cable distribution investments (capitalized fees paid to MVPDs to facilitate carriage of a cable network) against affiliate fee revenue. The Company amortizes the cable distribution investments on a straight-line basis over the contract period.

Inventories
Licensed and Owned Programming
The Company incurs costs to license programming rights and to produce owned programming. Licensed programming includes costs incurred by the Company for access to content owned by third parties. The Company has single and multi-year contracts for sports and non-sports programming. Licensed programming is recorded at the earlier of payment or when the license period has begun, the cost of the program is known or reasonably determinable and the program is accepted and available for airing. Advances paid for the right to broadcast sports events within one year and programming with an initial license period of one year or less are classified as current inventories, and license fees for programming with an initial license period of greater than one year are classified as non-current inventories. Licensed programming is predominantly amortized as the associated programs are made available. The costs of multi-year sports contracts are primarily amortized based on the ratio of each contract’s current period attributable revenue to the estimated total remaining attributable revenue. Estimates can change and, accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.
Owned programming includes content internally developed and produced as well as co-produced content. Capitalized costs for owned programming are predominantly amortized using the individual-film-forecast-computation method, which is based on the ratio of current period revenue to estimated total future remaining revenue, and related costs to be incurred throughout the life of the respective program. Future remaining revenue includes imputed license fees for content used by FOX as well as revenue expected to be earned based on distribution strategy and historical performance of similar content. Changes to estimated future revenues may result in impairments or changes in amortization patterns. When production partners distribute owned programming on the Company’s behalf, the net participation in profits is recorded as content license revenue. The Company may receive government incentives in connection with the production of owned programming. The Company records government incentives as a reduction of capitalized costs for owned programming when the monetization of the incentive is probable. Government incentives were not material in fiscal 2023, 2022 and 2021.
Inventories are evaluated for recoverability when an event or circumstance occurs that indicates that fair value may be less than unamortized costs. The Company will determine if there is an impairment by evaluating the fair value of the inventories, which are primarily supported by internal forecasts as compared to unamortized costs. Where an evaluation indicates unamortized costs, including advances on multi-year sports rights contracts, are not recoverable, amortization of rights is accelerated in an amount equal to the amount by which the unamortized costs exceed fair value. Owned programming is monetized and tested for impairment on an individual basis. Licensed programming is predominantly monetized as a group and tested for impairment on a channel, network, or daypart basis. The recoverability of certain sports rights is assessed on an aggregate basis. The Company recognized impairments of approximately $10 million, $50 million, and nil in fiscal 2023, 2022 and 2021, respectively, related to owned programming at the Cable Network Programming and Television segments, which were recorded in Operating expenses in the Consolidated Statements of Operations.
Goodwill and Other Intangible Assets
The Company’s intangible assets include goodwill, Federal Communications Commission (“FCC”) licenses, MVPD affiliate agreements and relationships, software, trademarks and other copyrighted products.
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

Carrying values of goodwill and intangible assets with indefinite lives are reviewed at least annually for possible impairment. The Company’s impairment review is based on a discounted cash flow analysis and market-based valuation approach that requires significant management judgment. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired and require the Company to perform an interim impairment test.
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
During fiscal 2023, the Company determined that the goodwill and indefinite-lived intangible assets included in the accompanying Consolidated Balance Sheet as of June 30, 2023 were not impaired based on the Company’s annual assessments. The Company determined that there are no reporting units at risk of impairment as of June 30, 2023, and will continue to monitor its goodwill and indefinite-lived intangible assets for any possible future non-cash impairment charges.
See Note 2—Summary of Significant Accounting Policies to the accompanying Financial Statements under the heading “Annual Impairment Review” for further discussion.
Income Taxes
The Company is subject to income tax primarily in various domestic jurisdictions. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating its tax positions, including evaluating uncertainties.
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
The discount rate reflects the market rate for high-quality fixed income investments on the Company’s annual measurement date of June 30 and is subject to change each fiscal year. The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The rate was determined by matching the Company’s expected benefit payments for the plans to a hypothetical yield curve developed using a portfolio of several hundred high-quality corporate bonds.
The key assumptions used in developing the Company’s fiscal 2023, 2022 and 2021 net periodic pension expense for its plans consist of the following:

	2023	2022	2021
	(in millions, except %)
Discount rate for service cost	4.8%	2.8%	2.9%
Discount rate for interest cost	4.5%	2.1%	2.2%
Assets
Expected rate of return	5.0%	5.1%	6.5%
Actual return	$53	$(152)	$195
Expected return	40	50	50
Actuarial gain (loss)	$13	$(202)	$145
Discount rates are volatile from year to year because they are determined based upon the prevailing rates as of the measurement date. The Company will utilize discount rates of 5.3% and 5.4% in calculating the fiscal 2024 service cost and interest cost, respectively, for its plans. The Company will use an expected long-term rate of return of 5.3% for fiscal 2024 based principally on the future return expectation of the plans’ asset mix. Changes in assumptions and differences between assumptions and actual experience has resulted in accumulated pre-tax net losses on the Company’s pension and postretirement benefit plans, which as of June 30, 2023 were $195 million as compared to $292 million as of June 30, 2022. These deferred losses are being systematically recognized in future net periodic pension expense. Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (“PBO”) are recognized over the average future service of the plan participants or average future life of the plan participants.
The Company made contributions of $53 million, $59 million and $63 million to its pension plans in fiscal 2023, 2022 and 2021, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2024 and beyond and that interest rates remain constant, the Company would not be required to make any material statutory contributions to its pension plans for the immediate future. The Company will continue to make voluntary contributions as necessary to improve funded status.
Changes in net periodic pension expense may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Increase $3 million	Increase $28 million
0.25 percentage point increase in discount rate	Decrease $2 million	Decrease $27 million
0.25 percentage point decrease in expected rate of return on assets	Increase $2 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $2 million	—
Fiscal 2024 net periodic pension expense for the Company’s pension plans is expected to decrease to approximately $55 million primarily due to an increase in discount rates and asset gains during fiscal 2023.

Legal Matters
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
•the loss of key personnel;

•labor disputes, including current disputes and labor disputes involving professional sports leagues whose games or events the Company has the right to broadcast;
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
•the impact of any payments the Company is required to make or liabilities it is required to assume under the Separation Agreement and the indemnification arrangements entered into in connection with the Separation and the Transaction;
•the impact of COVID-19 and other widespread health emergencies or pandemics and measures to contain their spread; and
•the other risks and uncertainties detailed in Item 1A. “Risk Factors” in this Annual Report.
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
Interest Rates
The Company’s current financing arrangements and facilities include $7.25 billion of outstanding fixed-rate debt, before adjustments for unamortized discount and debt issuance costs (See Note 9—Borrowings to the accompanying Financial Statements).
Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. As of June 30, 2023, all the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and no variable-rate debt was outstanding. Information on financial instruments with exposure to interest rate risk is presented below:

	As of June 30,
	2023	2022
	(in millions)
Fair Value
Borrowings: liability	$6,895	$7,084
Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates	$(267)	$(270)
Stock Prices
The Company has common stock investments in publicly traded companies that are subject to market price volatility. Information on the Company’s investments with exposure to stock price risk is presented below:

	As of June 30,
	2023	2022
	(in millions)
Fair Value
Total fair value of common stock investments	$884	$435
Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices	$(88)	$(43)
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
Management, including the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Fox Corporation’s internal control over financial reporting as of June 30, 2023, based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management determined that, as of June 30, 2023, Fox Corporation maintained effective internal control over financial reporting.
Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of Fox Corporation included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2023, has audited the Company’s internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Fox Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Fox Corporation’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fox Corporation (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Fox Corporation as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended June 30, 2023, and the related notes and our report dated August 11, 2023 expressed an unqualified opinion thereon.
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
August 11, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Fox Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fox Corporation (the Company) as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 11, 2023 expressed an unqualified opinion thereon.
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

Program rights amortization – National sports programming

Description of the Matter	As disclosed in Note 2 to the consolidated financial statements, the Company has single and multi-year contracts for national sports programming. The costs of multi-year sports contracts at the Company are primarily amortized based on the ratio of each contract’s current period's attributable revenue to the estimated total remaining attributable revenue.

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

Defamation and disparagement claims

Description of the Matter	As disclosed in Note 14 to the consolidated financial statements, the Company and its news businesses and their employees are subject to lawsuits alleging defamation or disparagement. The Company records a liability for those legal proceedings when management determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses when it is reasonably possible that a material loss may be incurred. The Company continues to believe the pending lawsuits alleging defamation or disparagement are without merit and intends to defend against them vigorously, including through any appeals. The Company is unable to predict the final outcome of these matters and has determined that a loss is neither probable nor reasonably estimable.

Accounting for contingencies related to defamation and disparagement claims requires management to exercise judgment related to the likelihood of a loss and if necessary, the estimate of the amount or range of loss. Auditing management’s accounting for such claims involves complex auditor judgment in determining whether the final outcome is probable or reasonably estimable.

Significant judgment is required to determine the likelihood of a loss and if necessary, the estimate of the amount or range of loss related to such matters. Auditing management’s accounting for and disclosure of these matters involved challenging, and subjective auditor judgment in assessing the Company’s evaluation of the probability of a loss, and the estimated amount or range of loss.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to management’s evaluation of defamation and disparagement claims, including controls over determining whether a loss is probable and whether the amount of loss can be reasonably estimated, as well as financial statement disclosures.

Among other audit procedures, we tested management’s evaluation of the probability of outcome and range of loss, if estimable, through inspection of responses to inquiry letters sent to both internal and external legal counsel, discussions with internal legal counsel to confirm our understanding of the allegations and related merits, and by obtaining written representations from executives of the Company. In addition, we evaluated the adequacy of financial disclosures.
/s/ Ernst & Young LLP
We have served as the Company's auditor since 2018.
New York, New York
August 11, 2023

FOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended June 30,
	2023	2022	2021
Revenues	$14,913	$13,974	$12,909
Operating expenses	(9,689)	(9,117)	(8,037)
Selling, general and administrative	(2,049)	(1,920)	(1,807)
Depreciation and amortization	(411)	(363)	(300)
Impairment and restructuring charges	(111)	—	(35)
Interest expense, net	(218)	(371)	(391)
Other, net	(699)	(509)	579
Income before income tax expense	1,736	1,694	2,918
Income tax expense	(483)	(461)	(717)
Net income	1,253	1,233	2,201
Less: Net income attributable to noncontrolling interests	(14)	(28)	(51)
Net income attributable to Fox Corporation stockholders	$1,239	$1,205	$2,150

EARNINGS PER SHARE DATA

Net income attributable to Fox Corporation stockholders per share:
Basic	$2.34	$2.13	$3.64
Diluted	$2.33	$2.11	$3.61
The accompanying notes are an integral part of these Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	For the years ended June 30,
	2023	2022	2021
Net income	$1,253	$1,233	$2,201
Other comprehensive income, net of tax:
Benefit plan adjustments and other	77	92	99
Other comprehensive income, net of tax	77	92	99
Comprehensive income	1,330	1,325	2,300
Less: Net income attributable to noncontrolling interests(a)	(14)	(28)	(51)
Comprehensive income attributable to Fox Corporation stockholders	$1,316	$1,297	$2,249

(a)
Net income attributable to noncontrolling interests includes $(16) million, $(12) million and $25 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of June 30,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$4,272	$5,200
Receivables, net	2,177	2,128
Inventories, net	543	791
Other	265	162
Total current assets	7,257	8,281
Non-current assets
Property, plant and equipment, net	1,708	1,682
Intangible assets, net	3,084	3,157
Goodwill	3,559	3,554
Deferred tax assets	3,090	3,440
Other non-current assets	3,168	2,071
Total assets	$21,866	$22,185
LIABILITIES AND EQUITY
Current liabilities
Borrowings	$1,249	$—
Accounts payable, accrued expenses and other current liabilities	2,514	2,296
Total current liabilities	3,763	2,296
Non-current liabilities
Borrowings	5,961	7,206
Other liabilities	1,484	1,120
Redeemable noncontrolling interests	213	188
Commitments and contingencies
Equity
Class A Common Stock(a)	3	3
Class B Common Stock(b)	2	3
Additional paid-in capital	8,253	9,098
Retained earnings	2,269	2,461
Accumulated other comprehensive loss	(149)	(226)
Total Fox Corporation stockholders’ equity	10,378	11,339
Noncontrolling interests	67	36
Total equity	10,445	11,375
Total liabilities and equity	$21,866	$22,185

(a)	Class A Common Stock, $0.01 par value per share, 2,000,000,000 shares authorized, 262,899,364 shares and 307,496,876 shares issued and outstanding at par as of June 30, 2023 and 2022, respectively.
(b)	Class B Common Stock, $0.01 par value per share, 1,000,000,000 shares authorized, 235,581,025 shares and 243,122,595 shares issued and outstanding at par as of June 30, 2023 and 2022, respectively.
The accompanying notes are an integral part of these Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the years ended June 30,
	2023	2022	2021
OPERATING ACTIVITIES
Net income	$1,253	$1,233	$2,201
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	411	363	300
Amortization of cable distribution investments	16	18	22
Impairment and restructuring charges	111	—	35
Equity-based compensation	74	102	147
Other, net	(116)	509	(579)
Deferred income taxes	321	342	534
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(104)	(79)	(269)
Inventories net of programming payable	145	(301)	190
Accounts payable and accrued expenses	(68)	(54)	282
Other changes, net	(243)	(249)	(224)
Net cash provided by operating activities	1,800	1,884	2,639
INVESTING ACTIVITIES
Property, plant and equipment	(357)	(307)	(484)
Acquisitions, net of cash acquired	—	(243)	(51)
Proceeds from dispositions, net	—	83	93
Purchase of investments	(54)	(28)	(86)
Other investing activities, net	(27)	(18)	—
Net cash used in investing activities	(438)	(513)	(528)
FINANCING ACTIVITIES
Repayment of borrowings	—	(750)	—
Repurchase of shares	(2,000)	(1,000)	(1,001)
Non-operating cash flows from The Walt Disney Company	—	—	112
Settlement of Divestiture Tax Prepayment	—	—	462
Dividends paid and distributions	(299)	(307)	(330)
Purchase of subsidiary noncontrolling interest	—	—	(67)
Sale of subsidiary noncontrolling interest	35	25	—
Other financing activities, net	(26)	(25)	(46)
Net cash used in financing activities	(2,290)	(2,057)	(870)
Net (decrease) increase in cash and cash equivalents	(928)	(686)	1,241
Cash and cash equivalents, beginning of year	5,200	5,886	4,645
Cash and cash equivalents, end of year	$4,272	$5,200	$5,886
The accompanying notes are an integral part of these Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(IN MILLIONS)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Fox Corporation Stockholders’ Equity	Noncontrolling Interests(a)	Total Equity
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, June 30, 2020	344	$3	261	$3	$9,831	$674	$(417)	$10,094	$17	$10,111
Net income	—	—	—	—	—	2,150	—	2,150	26	2,176
Other comprehensive income	—	—	—	—	—	—	99	99	—	99
Dividends	—	—	—	—	—	(272)	—	(272)	—	(272)
Shares repurchased	(22)	—	(9)	—	(514)	(487)	—	(1,001)	—	(1,001)
Other	2	—	—	—	136	(83)	—	53	(41)	12
Balance, June 30, 2021	324	$3	252	$3	$9,453	$1,982	$(318)	$11,123	$2	$11,125
Net income	—	—	—	—	—	1,205	—	1,205	40	1,245
Other comprehensive income	—	—	—	—	—	—	92	92	—	92
Dividends	—	—	—	—	—	(273)	—	(273)	—	(273)
Shares repurchased	(19)	—	(8)	—	(450)	(550)	—	(1,000)	—	(1,000)
Other	3	—	(1)	—	95	97	—	192	(6)	186
Balance, June 30, 2022	308	$3	243	$3	$9,098	$2,461	$(226)	$11,339	$36	$11,375
Net income	—	—	—	—	—	1,239	—	1,239	30	1,269
Other comprehensive income	—	—	—	—	—	—	77	77	—	77
Dividends	—	—	—	—	—	(265)	—	(265)	—	(265)
Shares repurchased	(46)	—	(8)	—	(891)	(1,123)	—	(2,014)	—	(2,014)
Other	1	—	—	(1)	46	(43)	—	2	1	3
Balance, June 30, 2023	263	$3	235	$2	$8,253	$2,269	$(149)	$10,378	$67	$10,445

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 6—Fair Value under the heading “Redeemable Noncontrolling Interests”).
The accompanying notes are an integral part of these Consolidated Financial Statements.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Fox Corporation, (“FOX” or the “Company”), is a news, sports and entertainment company, which manages and reports its businesses in the following segments: Cable Network Programming, Television and Other, Corporate and Eliminations.
The Transaction
FOX became a standalone publicly traded company on March 19, 2019, when Twenty-First Century Fox, Inc. (“21CF”) spun off the Company to 21CF stockholders and FOX's Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”) began trading independently on The Nasdaq Global Select Market (“the Transaction”). In connection with the Transaction, the Company entered into the Separation and Distribution Agreement, dated as of March 19, 2019 (the “Separation Agreement”), with 21CF, which effected the internal restructuring (the “Separation”) whereby The Walt Disney Company (“Disney”) acquired the remaining 21CF assets and 21CF became a wholly-owned subsidiary of Disney. The Separation and the Transaction were effected as part of a series of transactions contemplated by the Amended and Restated Merger Agreement and Plan of Merger, dated as of June 20, 2018 (the “21CF Disney Merger Agreement”), by and among 21CF, Disney and certain subsidiaries of Disney.
In connection with the Separation, the Company entered into a tax matters agreement among the Company, Disney and 21CF which governs the parties’ respective rights, responsibilities and obligations with respect to certain tax matters. Under this agreement, 21CF will generally indemnify the Company against any taxes required to be reported on a consolidated or separate tax return of 21CF and/or any of its subsidiaries, including any taxes resulting from the Separation and the Transaction, and the Company will generally indemnify 21CF against any taxes required to be reported on a separate tax return of the Company or any of its subsidiaries.
Pursuant to the 21CF Disney Merger Agreement, immediately prior to the Transaction, the Company paid 21CF a dividend (the “Dividend”) for the estimated taxes associated with the Transaction. The final determination of the taxes included an estimated $5.8 billion in respect of the Separation and the Transaction for which the Company is responsible pursuant to the 21CF Disney Merger Agreement and an estimated $700 million prepayment in respect of divestitures (collectively, the “Transaction Tax”).
As a result of the Separation and the Transaction, which was a taxable transaction for which an estimated tax liability of $5.8 billion was included in the Transaction Tax paid by the Company, FOX obtained a tax basis in its assets equal to their respective fair market values. This resulted in estimated annual tax deductions of approximately $1.5 billion, which is expected to continue over the next several years due to the amortization of the additional tax basis. Such estimates are subject to revisions, which could be material, based upon the occurrence of future events. This amortization is estimated to reduce the Company’s fiscal 2023 cash tax liability by approximately $360 million at the current combined federal and state applicable tax rate of approximately 24%.
Included in the Transaction Tax was the Company’s share of the estimated tax liabilities of $700 million related to the anticipated divestitures by Disney of certain assets, principally the FOX Sports Regional Sports Networks (“RSNs”), which Disney sold during calendar year 2019 (“Divestiture Tax”). During fiscal 2021, the Company and Disney reached an agreement to settle the majority of the Divestiture Tax and the Company received $462 million from Disney as reimbursement of the Company’s prepayment based upon the sales price of the RSNs. This reimbursement was recorded in Other, net in the Statement of Operations (See Note 20—Additional Financial Information under the heading “Other, net”). The balance of the Divestiture Tax is subject to adjustment in the future, but any such adjustment is not expected to have a material impact on the financial results of the Company.
Basis of Presentation
The Company’s financial statements as of and for the years ended June 30, 2023, 2022 and 2021 are presented on a consolidated basis.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The consolidated financial statements are referred to as the “Financial Statements” herein. The consolidated statements of operations are referred to as the “Statements of Operations” herein. The consolidated statements of comprehensive income are referred to as the “Statements of Comprehensive Income” herein. The consolidated balance sheets are referred to as the “Balance Sheets” herein. The consolidated statements of cash flows are referred to as the “Statements of Cash Flows” herein. The consolidated statements of equity are referred to as the “Statements of Equity” herein.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The Financial Statements include the accounts of all majority-owned and controlled subsidiaries. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met. All significant intercompany accounts and transactions within the Company’s consolidated businesses have been eliminated in consolidation.
Any change in the Company’s ownership interest in a consolidated subsidiary, where a controlling financial interest is retained, is accounted for as an equity transaction. When the Company ceases to have a controlling financial interest in a consolidated subsidiary, the Company recognizes a gain or loss in net income upon deconsolidation.
The Company’s fiscal year ends on June 30 (“fiscal”) of each year.
Reclassifications and Adjustments
Certain fiscal 2022 and 2021 amounts have been reclassified to conform to the fiscal 2023 presentation.
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
Receivables
Receivables are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The allowance for credit losses is estimated based on historical experience, receivable aging, current expected collections, current economic trends and specific identification of certain receivables that are at risk of not being paid.
Receivables, net consist of:

	As of June 30,
	2023	2022
	(in millions)
Total receivables	$2,221	$2,182
Allowance for credit losses	(44)	(54)
Total receivables, net	$2,177	$2,128

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Inventories
Licensed and Owned Programming
The Company incurs costs to license programming rights and to produce owned programming. Licensed programming includes costs incurred by the Company for access to content owned by third parties. The Company has single and multi-year contracts for sports and non-sports programming. Licensed programming is recorded at the earlier of payment or when the license period has begun, the cost of the program is known or reasonably determinable and the program is accepted and available for airing. Advances paid for the right to broadcast sports events within one year and programming with an initial license period of one year or less are classified as current inventories, and license fees for programming with an initial license period of greater than one year are classified as non-current inventories. Licensed programming is predominantly amortized as the associated programs are made available. The costs of multi-year sports contracts are primarily amortized based on the ratio of each contract’s current period attributable revenue to the estimated total remaining attributable revenue. Estimates can change and, accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.
Owned programming includes content internally developed and produced as well as co-produced content. Capitalized costs for owned programming are predominantly amortized using the individual-film-forecast-computation method, which is based on the ratio of current period revenue to estimated total future remaining revenue, and related costs to be incurred throughout the life of the respective program. Future remaining revenue includes imputed license fees for content used by FOX as well as revenue expected to be earned based on distribution strategy and historical performance of similar content. Changes to estimated future revenues may result in impairments or changes in amortization patterns. When production partners distribute owned programming on the Company’s behalf, the net participation in profits is recorded as content license revenue. The Company may receive government incentives in connection with the production of owned programming. The Company records government incentives as a reduction of capitalized costs for owned programming when the monetization of the incentive is probable. Government incentives were not material in fiscal 2023, 2022 and 2021.
Inventories are evaluated for recoverability when an event or circumstance occurs that indicates that fair value may be less than unamortized costs. The Company will determine if there is an impairment by evaluating the fair value of the inventories, which are primarily supported by internal forecasts as compared to unamortized costs. Where an evaluation indicates unamortized costs, including advances on multi-year sports rights contracts, are not recoverable, amortization of rights is accelerated in an amount equal to the amount by which the unamortized costs exceed fair value. Owned programming is monetized and tested for impairment on an individual basis. Licensed programming is predominantly monetized as a group and tested for impairment on a channel, network, or daypart basis. The recoverability of certain sports rights is assessed on an aggregate basis.
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Goodwill and Other Intangible Assets
The Company’s intangible assets include goodwill, Federal Communications Commission (“FCC”) licenses, traditional and virtual multi-channel video programming distributor (“MVPD”) affiliate agreements and relationships, software and trademarks and other copyrighted products. Intangible assets other than goodwill acquired in business combinations are recorded at their estimated fair value at the date of acquisition. Goodwill is recorded as the difference between the consideration transferred to acquire entities and the estimated fair values assigned to their tangible and identifiable intangible net assets. Amounts recorded as goodwill are assigned to more than one reporting unit as of the acquisition date when more than one reporting unit is expected to benefit from the synergies of the combination. The Company’s goodwill and indefinite-lived intangible assets, which primarily consist of FCC licenses, are tested annually for impairment, or earlier if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. The impairment assessment of indefinite-lived intangibles compares the fair value of the assets to their carrying value. Intangible assets with finite lives are generally amortized over their estimated useful lives. The weighted average original amortization period of amortizable intangible assets is approximately 10 years.
Annual Impairment Review
Goodwill
Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or one level below. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount after a qualitative assessment, the Company performs a quantitative impairment test to compare the fair value of each reporting unit to its carrying amount, including goodwill. In performing the quantitative assessment, the Company determines the fair value of a reporting unit primarily by using discounted cash flow analysis and market-based valuation approach methodologies. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, company earnings multiples and relevant comparable transactions, as applicable, and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates have been assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In assessing the reasonableness of its determined fair values, the

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Company evaluates its results against other value indicators, such as comparable public company trading values. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
FCC licenses
The Company performs impairment reviews by comparing the estimated fair value of the Company’s FCC licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical start-up scenario for a broadcast station in each of the markets the Company operates in. The significant assumptions used are the discount rate and terminal growth rates and operating margins, as well as industry data on future advertising revenues in the markets where the Company owns television stations. These assumptions are based on actual third-party historical performance and estimates of future performance in each market.
During fiscal 2023, the Company determined that the goodwill and indefinite-lived intangible assets included in the Balance Sheet as of June 30, 2023, were not impaired based on the Company’s annual assessments. The Company determined that there are no reporting units at risk of impairment as of June 30, 2023, and will continue to monitor its goodwill and indefinite-lived intangible assets for any possible future non-cash impairment charges.
Leases
The Company has lease agreements primarily for office facilities and other equipment. At contract inception, the Company determines if a contract is or contains a lease and whether it is an operating or finance lease. The Company does not separate lease components from nonlease components for real estate leases.
For operating leases that have a lease term of greater than one year, the Company initially recognizes operating lease liabilities and right-of-use (“ROU”) assets at the lease commencement date, which is the date that the lessor makes an underlying asset available for use by the Company. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the present value of the Company’s obligation to make lease payments, primarily escalating fixed payments, over the lease term. The discount rate used to determine the present value of the lease payments is generally the Company’s incremental borrowing rate because the rate implicit in the lease is generally not readily determinable. The incremental borrowing rate for the lease term is determined by adjusting the Company’s unsecured borrowing rate for a similar term to approximate a collateralized borrowing rate. The Company’s lease terms for each of its leases represents the noncancelable period for which the Company has the right to use an underlying asset, together with all of the following: (i) periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option; (ii) periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option; and (iii) periods covered by an option to extend (or not to terminate) the lease in which exercise of the option is controlled by the lessor. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term.
The Company’s operating ROU assets are included in Other non-current assets and the Company’s current and non-current operating lease liabilities are included in Accounts payable, accrued expenses and other current liabilities and Other liabilities, respectively, in the Company’s Balance Sheets (See Note 20—Additional Financial Information).
Long-Lived Asset Impairments
The Company periodically reviews the carrying amounts of its long-lived assets, including property, plant and equipment, ROU assets and finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment adjustment is recognized and is measured as the amount by which the carrying value of such asset or asset group exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less their costs to sell.
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.
The Company generates advertising revenue from sales of commercial time within the Company’s network programming, and from sales of advertising on the Company’s owned and operated television stations and various digital properties. Advertising revenue from customers, primarily advertising agencies, is recognized as the commercials are aired. Certain of the Company’s advertising contracts have guarantees of a certain number of targeted audience views, referred to as impressions. Revenues for any audience deficiencies are deferred until the guaranteed number of impressions is met, by providing additional advertisements. Advertising contracts, which are generally short-term, are billed monthly for the spots aired during the month, with payments due shortly thereafter.
The Company generates affiliate fee revenue from agreements with MVPDs for cable network programming and for the broadcast of the Company’s owned and operated television stations. In addition, the Company generates affiliate fee revenue from agreements with independently owned television stations that are affiliated with the FOX Network and receives retransmission consent fees from MVPDs for their signals. Affiliate fee revenue is recognized as we continuously make the programming available to the customer over the term of the agreement. For contracts with affiliate fees based on the number of the affiliate’s subscribers, revenues are recognized based on the contractual rate multiplied by the estimated number of subscribers each period. For contracts with fixed affiliate fees, revenues are recognized based on the relative standalone selling price of the network programming provided over the contract term, which generally reflects the invoiced amount. Affiliate contracts are generally multi-year contracts billed monthly with payments due shortly thereafter.
The Company classifies the amortization of cable distribution investments (capitalized fees paid to MVPDs to facilitate carriage of a cable network) against affiliate fee revenue. The Company amortizes the cable distribution investments on a straight-line basis over the contract period.
Other revenue primarily includes revenue generated from the Company’s content licensing agreements and revenue from production services and rentals. Revenue from content licensing agreements is recognized when the content is made available under the content licensing agreements. Production services and rental revenues are recognized as the goods or services are delivered.
Advertising Expenses
The Company expenses advertising costs as incurred. The Company incurred advertising expenses of $680 million, $708 million and $558 million for fiscal 2023, 2022 and 2021, respectively.
Income taxes
The Company uses an asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established where management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized.
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
calculated similarly, except that the calculation for the Class A Common Stock includes the dilutive effect of the assumed issuance of the shares issuable under the Company’s equity-based compensation plan.
Equity-Based Compensation
The Company applies a fair value-based measurement method in accounting for generally all share-based payment transactions with employees. The Company recognizes compensation cost for awards granted that have only service requirements and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. The Company accounts for forfeitures when they occur.
Financial Instruments
The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and investments accounted for using the measurement alternative, approximates fair value. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests are presented outside of permanent equity on the Company’s Balance Sheets as their redemption is outside the control of the Company. The redeemable noncontrolling interests recorded are put rights held in Credible Labs Inc. (“Credible”) and an entertainment production company. The Company accretes the changes in the redemption value of the redeemable noncontrolling interests over the period from issuance to the earliest redemption date. If a redeemable noncontrolling interest is redeemable at fair value, adjustments to the carrying amount are recorded in retained earnings. If a redeemable noncontrolling interest is redeemable at an amount in excess of fair value, the portion of the adjustment that reflects a redemption in excess of fair value is presented within net income attributable to noncontrolling interests in the Statements of Operations.
Concentrations of Credit Risk
Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
Generally, the Company does not require collateral to secure receivables. As of June 30, 2023, the Company had one customer that accounted for approximately 11% of the Company’s receivables. As of June 30, 2022, the Company had no individual customers that accounted for 10% or more of the Company’s receivables.
Recently Adopted, Recently Issued Accounting Guidance and Other
Inflation Reduction Act
In August 2022, the U.S. government enacted the Inflation Reduction Act which, among other changes, imposes a 15% corporate alternative minimum tax (“CAMT”) and a 1% excise tax on stock repurchases. Once subject to the CAMT, a taxpayer will compute both its CAMT liability and its regular federal tax liability and pay the higher of the two. To the extent that the CAMT liability exceeds the regular federal tax liability, a taxpayer will receive a credit (“CAMT credit”) which can be used against its regular federal tax liability in the future when the taxpayer is no longer subject to the CAMT. The CAMT credit does not expire. The CAMT is effective for tax years beginning after December 31, 2022, which means it will be applicable to the Company starting in fiscal 2024. The excise tax on stock repurchases applies to stock repurchases occurring after December 31, 2022.
The Company continues to evaluate the impact the CAMT will have on its financial statements but expects that, when applicable, the Company will be subject to the CAMT. The CAMT will impact the timing of the cash tax benefit the Company receives from the amortization of the additional tax basis received as a result of the Transaction Tax. This change in timing will result in an increase to the Company’s annual cash tax liability which could be material. However, as noted above, if the Company pays CAMT it will receive a CAMT credit that can be carried forward indefinitely and applied against its regular federal tax liability in future years. The

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Company has been subject to the excise tax on stock repurchases occurring after December 31, 2022, but the impact to the financial statements is not material.
NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS
The Company’s acquisitions support the Company’s strategy to strengthen its core brands, grow its digital businesses and selectively enhance production capabilities for its digital and linear platforms. The Company records any noncontrolling interests in an acquiree at their acquisition date fair value. The initial accounting for a business combination, including the allocation of the consideration transferred, is based on provisional amounts. The amounts allocated to intangible assets and goodwill, the estimates of useful lives and the related amortization expense are subject to changes pending the completion of the final valuations of certain assets and liabilities. A change in the allocation of consideration transferred and any estimates of useful lives could result in a change in the value allocated to the intangible assets that could impact future amortization expense.
During fiscal 2023, the Company made no acquisitions. During fiscal 2022, the Company made acquisitions, primarily consisting of three entertainment production companies, for total cash consideration of approximately $240 million. During fiscal 2021, the Company made one acquisition consisting of a digital media company and disposed of its sports marketing businesses. The incremental revenues and Segment EBITDA (as defined in Note 17—Segment Information) related to the fiscal 2022 acquisitions and the fiscal 2021 acquisition and disposals, included in the Company's results of operations, were not material individually or in the aggregate.
NOTE 4. RESTRUCTURING PROGRAMS
During fiscal 2023, 2022 and 2021, the Company recognized restructuring charges of $111 million, nil and $35 million, respectively, which were recorded in Impairment and restructuring charges in the Statements of Operations. These charges were primarily comprised of severance costs at the Cable Network Programming, Television and Other, Corporate and Eliminations segments for fiscal 2023 and the Cable Network Programming segment for fiscal 2021.
Changes in the restructuring program liabilities were as follows:

	One time termination benefits	Contract termination costs	Total
	(in millions)
Balance, June 30, 2020	$(38)	$(30)	$(68)
Additions	(39)	4	(35)
Payments	61	4	65
Balance, June 30, 2021	$(16)	$(22)	$(38)
Payments	8	3	11
Balance, June 30, 2022	$(8)	$(19)	$(27)
Additions	(111)	—	(111)
Payments	52	2	54
Balance, June 30, 2023	$(67)	$(17)	$(84)
As of June 30, 2023 and 2022, restructuring liabilities of $74 million and $16 million, respectively, were included in Accounts payable, accrued expenses and other current liabilities in the Balance Sheets with the remaining liability balances of $10 million and $11 million, respectively, included in Non-current Other liabilities in the Balance Sheets.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. INVENTORIES, NET
The Company’s inventories were comprised of the following:

	As of June 30,
	2023	2022
	(in millions)
Licensed programming, including prepaid sports rights	$720	$975
Owned programming	465	337
Total inventories, net	1,185	1,312
Less: current portion of inventories, net	(543)	(791)
Total non-current inventories, net	$642	$521

Owned programming
Released	$256	$205
In-process or other	209	132
Total	$465	$337
The following table presents the aggregate amortization expense related to Inventories, net included in Operating expenses in the Statement of Operations:

	For the years ended June 30,
	2023	2022	2021
	(in millions)
Total amortization expense	$6,036	$5,379	$4,721
Based on the balance of inventories, net as of June 30, 2023, the estimated amortization expense for each of the succeeding three fiscal years is as follows:

	For the years ending June 30,
	2024	2025	2026
	(in millions)
Estimated amortization expense	$694	$123	$55
Inventories are evaluated for recoverability when an event or circumstance occurs that indicates that fair value may be less than unamortized costs. The Company will determine if there is an impairment by evaluating the fair value of the inventories, which are primarily supported by internal forecasts as compared to unamortized costs. The Company recognized impairments of approximately $10 million, $50 million and nil in fiscal 2023, 2022 and 2021, respectively, related to owned programming at the Cable Network Programming and Television segments, which were recorded in Operating expenses in the Statements of Operations.
NOTE 6. FAIR VALUE
Fair value measurements are disclosed using a three-tiered fair value hierarchy which distinguishes market participant assumptions into the following categories: (i) inputs that are quoted prices in active markets (“Level 1”); (ii) inputs other than quoted prices included within Level 1 that are observable, including quoted prices for similar assets or liabilities (“Level 2”); and (iii) inputs that require the entity to use its own assumptions about market participant assumptions (“Level 3”).

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following tables present information about financial assets and redeemable noncontrolling interests carried at fair value on a recurring basis:

	Fair value measurements
	As of June 30, 2023
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$884	$884	(a)	$—	$—
Redeemable noncontrolling interests	(213)	—		—	(213)	(b)
Total	$671	$884		$—	$(213)

	Fair value measurements
	As of June 30, 2022
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$435	$435	(a)	$—	$—
Redeemable noncontrolling interests	(188)	—		—	(188)	(b)
Total	$247	$435		$—	$(188)

(a)	The investment categorized as Level 1 primarily represents an investment in equity securities of Flutter Entertainment plc (“Flutter”) with a readily determinable fair value.
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

In connection with the combination of The Stars Group Inc. and Flutter in May 2020, FOX Sports received the right to acquire an 18.6% equity interest in FanDuel Group (“FanDuel”), a majority-owned subsidiary of Flutter, at a price set forth in the relevant agreement (structured as a 10-year option), which has been the subject of arbitration proceedings. In January 2023, the U.S. District Court for the Southern District of New York confirmed and entered the arbitrator’s ruling affirming FOX Sports’ 10-year call option expiring in December 2030 to acquire 18.6% of FanDuel for $3.7 billion, with a 5% annual escalator. As of June 30, 2023, the option price is approximately $4 billion. FOX has no obligation to commit capital towards this opportunity unless and until it exercises the option. In addition, Flutter cannot pursue an initial public offering for FanDuel without FOX’s consent or approval from the arbitrator.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Redeemable Noncontrolling Interests
The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the years ended June 30,
	2023	2022	2021
	(in millions)
Beginning of year	$(188)	$(261)	$(305)
Acquisitions(a)	—	(58)	—
Net loss (income)	16	12	(25)
Redemption of noncontrolling interests(b)	—	—	135
Distributions	—	3	15
Accretion and other(c)	(41)	116	(81)
End of year	$(213)	$(188)	$(261)

(a)	The amount issued in fiscal 2022 was primarily due to the acquisition of an entertainment production company.
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

(c)	As a result of the expiration of the sports network minority shareholder’s final put right during fiscal 2022, approximately $110 million was reclassified into equity.
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

	As of June 30,
	2023	2022
	(in millions)
Borrowings
Fair value	$6,895	$7,084
Carrying value	$7,210	$7,206
Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market (a Level 1 measurement).

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company’s assets measured at fair value on a nonrecurring basis include investments accounted for using the equity method and the measurement alternative method, long-lived assets, indefinite-lived intangible assets and goodwill. The Company reviews the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 measurements. In addition, investments accounted for using the measurement alternative method are recorded at fair value as a result of observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
NOTE 7. PROPERTY, PLANT AND EQUIPMENT, NET

	As of June 30,
	2023	2022
	(in millions)
Land	$205	$199
Buildings and leaseholds	1,320	1,284
Machinery and equipment	1,904	1,743
	3,429	3,226
Less: accumulated depreciation and amortization	(1,966)	(1,729)
	1,463	1,497
Construction in progress	245	185
Total property, plant and equipment, net	$1,708	$1,682
Depreciation and amortization expense related to Property, plant and equipment was $337 million, $297 million and $237 million for fiscal 2023, 2022 and 2021, respectively.
NOTE 8. GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying values of the Company’s intangible assets and related accumulated amortization were as follows:

	Intangible assets not subject to amortization			Amortizable intangible assets, net(a)	Total intangible assets, net
	FCC licenses	Other	Total
	(in millions)
Balance, June 30, 2021	$2,250	$642	$2,892	$262	$3,154
Acquisitions(b)	—	—	—	71	71
Amortization and other	—	—	—	(68)	(68)
Balance, June 30, 2022	$2,250	$642	$2,892	$265	$3,157
Amortization and other	—	—	—	(73)	(73)
Balance, June 30, 2023	$2,250	$642	$2,892	$192	$3,084

(a)	Net of accumulated amortization of $366 million and $292 million as of June 30, 2023 and 2022, respectively.
(b)	See Note 3—Acquisitions, Disposals and Other Transactions under the heading “Acquisitions and Disposals.”

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Amortization expense related to finite-lived intangible assets was $74 million, $66 million and $63 million for fiscal 2023, 2022 and 2021, respectively.
Based on the balance of finite-lived intangible assets as of June 30, 2023, the estimated amortization expense for each of the succeeding five fiscal years is as follows:

	For the years ending June 30,
	2024	2025	2026	2027	2028
	(in millions)
Estimated amortization expense(a)	$46	$33	$32	$29	$23

(a)	These amounts may vary as acquisitions and dispositions occur in the future.
The changes in the carrying value of goodwill, by segment, are as follows:

	Cable Network Programming	Television	Other, Corporate and Eliminations	Total Goodwill
	(in millions)
Balance, June 30, 2021	$1,059	$2,155	$221	$3,435
Acquisitions and other(a)	—	86	33	119
Balance, June 30, 2022	$1,059	$2,241	$254	$3,554
Acquisitions and other	—	5	—	5
Balance, June 30, 2023	$1,059	$2,246	$254	$3,559

(a)	See Note 3—Acquisitions, Disposals and Other Transactions under the heading “Acquisitions and Disposals.”
The carrying amount of Television segment goodwill was net of accumulated impairments of $371 million as of June 30, 2023 and 2022.
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
In April 2020, the Company issued $1.2 billion of senior notes and used the net proceeds for general corporate purposes. In January 2019, the Company issued $6.8 billion of senior notes and used the net proceeds, together with available cash on its balance sheet, to fund the Dividend and to pay fees and expenses

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
incurred in connection with the issuance of such notes and the Separation and the Transaction. The following table summarizes the Company’s senior notes, net of repayments:

	Outstanding as of June 30,
	2023	2022
	(in millions)
Public debt
4.030% senior notes due 2024	$1,250	$1,250
3.050% senior notes due 2025	600	600
4.709% senior notes due 2029	2,000	2,000
3.500% senior notes due 2030	600	600
5.476% senior notes due 2039	1,250	1,250
5.576% senior notes due 2049	1,550	1,550
Total public debt	7,250	7,250
Less: unamortized discount and debt issuance costs	(40)	(44)
Total borrowings	$7,210	$7,206
Current Borrowings
Included in Borrowings within Current liabilities as of June 30, 2023 was $1.25 billion of 4.030% senior due in January 2024.
Revolving Credit Agreement
On June 14, 2023, the Company entered into a credit agreement (the “Revolving Credit Agreement”) among the Company, as Borrower, the initial lenders named therein, the initial issuing banks named therein, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities Inc. and Goldman Sachs Bank USA, as Co-Syndication Agents and JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding Inc., as Co-Documentation Agents. The Company entered into the Revolving Credit Agreement in anticipation of the transition away from the London Interbank Offered Rate (“LIBOR”) as a result of reference rate reform and to replace the Company’s previous unsecured revolving credit facility, dated as of March 15, 2019, which was scheduled to mature in March 2024.
The Revolving Credit Agreement provides for a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of June 2028. Under the Revolving Credit Agreement, the Company may request an increase in the amount of the credit facility commitments up to a maximum facility amount of $1.75 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. The material terms of the Revolving Credit Agreement include the requirement that the Company maintain specific leverage ratios and limitations on indebtedness. The interest rates and fees under the Revolving Credit Agreement are based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current credit ratings, the interest rate on borrowings under the Revolving Credit Agreement would be the forward-looking term rate based on the Secured Overnight Financing Rate plus 1.125% and the facility fee is 0.125%. As of June 30, 2023, there were no borrowings outstanding under the Revolving Credit Agreement.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. LEASES
Lessee Arrangements
The following amounts were recorded in the Company’s Balance Sheet relating to its operating leases and other supplemental information:

	As of June 30,
	2023	2022
	(in millions)
ROU assets	$947	$477
Lease liabilities
Current lease liabilities	$72	$107
Non-current lease liabilities	925	405
Total lease liabilities	$997	$512
Other supplemental information
Weighted average remaining lease term	17 years	9 years
Weighted average discount rate	5%	3%
In December 2022, the Company renewed the operating lease for its corporate headquarters at 1211 Avenue of the Americas in New York through fiscal 2042. In connection with this extension, the Company recorded additional operating lease assets and liabilities of approximately $540 million as of June 30, 2023.
The following table presents information about the Company’s lease costs and supplemental cash flows information for leases:

	For the years ended June 30,
	2023	2022	2021
	(in millions)
Lease costs
Total lease costs(a)	$145	$128	$126
Supplemental cash flows information
Operating cash flows from operating leases	$119	$116	$134
ROU assets obtained in exchange for operating lease liabilities	$568	$137	$49

(a)
Total lease costs of $145 million, $128 million and $126 million for fiscal 2023, 2022 and 2021 are net of sublease income of approximately $15 million, $15 million and $30 million, respectively. Approximately $15 million of the sublease income for fiscal 2021 relates to office facilities that were subleased through November 2020 to News Corporation, a related party (see Note 13—Related Party Transactions).

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the lease payments relating to the Company’s operating leases:

As of June 30, 2023
(in millions)
Fiscal Year
2024	$123
2025	113
2026	63
2027	61
2028	93
Thereafter	1,101
Total lease payments	1,554
Less: imputed interest	(557)
Present value of operating lease liabilities	$997
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
The Company recorded total lease income of approximately $60 million, $60 million, and $50 million for fiscal 2023, 2022 and 2021 respectively, which is included in Revenues in the Statements of Operations. The Company recognizes lease payments for operating leases as revenue on a straight-line basis over the lease term and variable lease payments as revenue in the period incurred.
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
As of June 30, 2023, there were approximately 15,100 holders of record of shares of Class A Common Stock and approximately 3,400 holders of record of shares of Class B Common Stock.
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
Stock Repurchase Program
The Board previously authorized a stock repurchase program under which the Company can repurchase $4 billion of Class A Common Stock and Class B Common Stock. In February 2023, the Board authorized incremental stock repurchases of an additional $3 billion of Common Stock. With this increase, the Company’s total stock repurchase authorization is now $7 billion. The program has no time limit and may be modified, suspended or discontinued at any time. As of June 30, 2023, the Company’s remaining stock repurchase authorization was approximately $2.4 billion.
Fiscal 2023
In connection with the stock repurchase program, the Company entered into an accelerated share repurchase (“ASR”) agreement in February 2023 under which the Company paid a third-party financial institution $1 billion and received an initial delivery of approximately 22.5 million shares of Class A Common Stock, representing 80% of the shares expected to be repurchased under the ASR agreement, at a price of $35.54 per share, which was the Nasdaq Global Select Market (“Nasdaq”) closing share price of the Class A Common Stock on February 8, 2023. Upon settlement of the ASR agreement in August 2023, the Company received a final delivery of approximately 7.8 million shares of Class A Common Stock. The final number of shares purchased under the ASR agreement was determined using a price of $33.03 per share (the volume-weighted average market price of the Class A Common Stock on the Nasdaq during the term of the ASR agreement less a discount). The Company accounted for the ASR agreement as two separate transactions. The initial delivery of Class A Common Stock was accounted for as a treasury stock transaction recorded on the acquisition date. The final settlement of Class A Common Stock was accounted for as a forward contract indexed to the Class A Common Stock and qualified as an equity transaction.
Fiscal 2021
In connection with the stock repurchase program, the Company entered into two ASR agreements in August 2020 to repurchase $154 million of Class A Common Stock and $66 million of Class B Common Stock. In accordance with the ASR agreements, the Company paid a third-party financial institution $154 million and $66 million and received initial deliveries of approximately 4.7 million and 2.0 million shares of Class A Common Stock and Class B Common Stock, respectively, representing 80% of the shares expected to be repurchased under each ASR agreement, at a price of $26.00 and $26.01 per share, which was the Nasdaq closing share price of the Class A Common Stock and Class B Common Stock, respectively, on August 21, 2020. Upon settlement of the ASR agreements in September 2020, the Company received final deliveries of approximately 0.9 million and 0.4 million shares of Class A Common Stock and Class B Common Stock, respectively. The final

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
number of shares purchased under the ASR agreements was determined using a price of $27.57 and $27.67 per share (the volume-weighted average market price on the Nasdaq of the Class A Common Stock and Class B Common Stock, respectively, during the terms of the ASR agreements less a discount applicable for the Class A Common Stock). The Company accounted for each ASR agreement as two separate transactions. The initial deliveries of Class A Common Stock and Class B Common Stock were accounted for as treasury stock transactions recorded on the acquisition date. The final settlements of Class A Common Stock and Class B Common Stock were accounted for as forward contracts indexed to the Class A Common Stock or Class B Common Stock, as applicable, and qualified as equity transactions.
In addition to the shares purchased under the ASR agreements, the Company repurchased shares of Class A Common Stock and Class B Common Stock in the open market during fiscal 2023, 2022 and 2021. Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.
The following table summarizes the Company’s repurchases of its Class A Common Stock and Class B Common Stock:

	For the years ended June 30,
	2023	2022	2021
	(in millions)
Total cost of repurchases(a)	$2,000	$1,000	$1,001
Total number of shares repurchased	54	27	31

(a)	These amounts exclude any fees, commissions or other costs associated with the share repurchases.
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
Dividends
The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the years ended June 30,
	2023	2022	2021
Cash dividend per share	$0.50	$0.48	$0.46
Comprehensive Income
Comprehensive income is reported in the Statements of Comprehensive Income and consists of Net income and Other comprehensive income, including benefit plan adjustments, which affect stockholders’ equity, and under GAAP, are excluded from Net income.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize the activity within Other comprehensive income:

	For the year ended June 30, 2023
	Before tax	Tax benefit (provision)	Net of tax
	(in millions)
Benefit plan, cumulative translation adjustments and other
Unrealized gains	$79	$(19)	$60
Reclassifications realized in net income(a)	19	(5)	14
Cumulative translation adjustment	3	—	3
Other comprehensive income	$101	$(24)	$77

	For the year ended June 30, 2022
	Before tax	Tax benefit (provision)	Net of tax
	(in millions)
Benefit plan and cumulative translation adjustments
Unrealized gains	$100	$(25)	$75
Reclassifications realized in net income(a)	32	(8)	24
Cumulative translation adjustment	(7)	—	(7)
Other comprehensive income	$125	$(33)	$92

	For the year ended June 30, 2021
	Before tax	Tax benefit (provision)	Net of tax
	(in millions)
Benefit plan adjustments
Unrealized gains	$87	$(21)	$66
Reclassifications realized in net income(a)	45	(12)	33
Other comprehensive income	$132	$(33)	$99

(a)	Reclassifications of amounts related to benefit plan adjustments are included in Other, net in the Statements of Operations (See Note 15—Pension and Other Postretirement Benefits for additional information).
Accumulated other comprehensive loss
The following table summarizes the components of Accumulated other comprehensive loss, net of tax:

	As of June 30,
	2023	2022	2021
	(in millions)
Benefit plan adjustments and other	$(145)	$(219)	$(318)
Cumulative translation adjustment	(4)	(7)	—
Accumulated other comprehensive loss, net of tax	$(149)	$(226)	$(318)
NOTE 12. EQUITY-BASED COMPENSATION
The Company has equity-based compensation plans, including the Fox Corporation 2019 Shareholder Alignment Plan (the “SAP”), under which stock options (including performance-based stock options (“PSOs”),

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
stock appreciation rights, restricted and unrestricted stock, RSUs, performance stock units “PSUs”) and other types of FOX or subsidiary equity awards may be granted.
2019 Shareholder Alignment Plan
The Company’s officers, directors and employees are eligible to participate in the SAP. The maximum number of shares of Class A Common Stock that may be issued under the SAP is 65 million shares. As of June 30, 2023, the remaining number of shares of Class A Common Stock available for issuance under the SAP was approximately 39 million.
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
In fiscal 2023, 2022 and 2021, a total of approximately 2.1 million, 1.7 million and 2.2 million RSUs were granted, respectively, which vest in equal annual installments over a three-year period subject to the participants’ continued employment with the Company.
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
In fiscal 2023, 2022 and 2021, a total of approximately 0.2 million, 0.2 million and 0.3 million PSUs were granted, respectively, which have a three-year performance measurement period. The awards are subject to the achievement of three pre-established objective performance measures determined by the Compensation Committee. The awards issued will be settled in shares of Class A Common Stock upon vesting and are subject to the participants’ continued employment with the Company. Any person who holds PSUs has no ownership interest in the shares of Class A Common Stock to which such PSUs relate until and unless shares of Class A Common Stock are delivered to the holder. All shares of Class A Common Stock underlying awards that are cancelled or forfeited become available for future grants. Certain of these awards have a graded vesting provision and the expense recognition is accelerated.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity related to RSUs and target PSUs granted to the Company’s employees to be settled in stock (RSUs and PSUs in thousands):

	Fiscal 2023		Fiscal 2022		Fiscal 2021
	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value
RSUs and PSUs
Unvested units at beginning of the year	5,052	$32.53	5,695	$31.75	8,043	$29.98
Granted	2,314	34.31	1,909	35.77	2,495	28.07
Vested	(2,092)	31.75	(2,417)	33.32	(4,654)	26.71
Cancelled	(990)	33.30	(135)	31.44	(189)	32.01
Unvested units at the end of the year(a)	4,284	$33.72	5,052	$32.53	5,695	$31.75

(a)	The intrinsic value of unvested RSUs and target PSUs as of June 30, 2023 was approximately $145 million.
Stock Options
Stock options are awards that entitle the holder to purchase a specified number of shares of Class A Common Stock at a specified price for a specified period of time and become exercisable over time, subject to the terms and conditions of the SAP, the applicable award documents and such other terms and conditions as the Compensation Committee of the Board may establish. Stock Options granted under the SAP were fair valued using a Black-Scholes option valuation model that uses the following assumptions: (i) expected volatility was generally based on historical volatility of the Company and the Company’s peer group over the expected term of the stock options; (ii) expected term of stock options granted was generally determined by analyzing historical data of the Company’s peer group and represented the period of time that stock options granted were expected to be outstanding; (iii) risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award; and (iv) expected dividend yield.
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
During fiscal 2023, 2022 and 2021, the Company granted approximately 4.3 million, 4.0 million and 5.0 million PSOs, respectively. The PSOs will vest in full at the end of the applicable three-year performance period if the market condition is met, and have a term of seven years thereafter.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information about the Company’s stock options and PSOs granted under the SAP during fiscal 2023, 2022 and 2021 (options in thousands):

	Fiscal 2023		Fiscal 2022		Fiscal 2021
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at the beginning of the year	14,250	$32.90	11,150	$32.09	6,809	$35.11
Granted	4,314	33.40	3,990	34.83	5,003	27.52
Exercised(a)	(234)	28.76	(542)	31.94	(386)	27.21
Cancelled	(1,282)	32.77	(348)	30.38	(276)	30.44
Outstanding at the end of the year(b)	17,048	$33.12	14,250	$32.90	11,150	$32.09
Exercisable at the end of the year(c)	5,282	$36.35	4,586	$37.13	3,981	$38.12
Weighted average grant-date fair value of options granted		$10.32		$7.48		$7.37
Weighted average remaining contractual term of options outstanding at the end of the year		6.51 years		6.75 years		6.82 years
Weighted average remaining contractual term of options exercisable at the end of the year		2.96 years		3.89 years		4.81 years

(a)	During fiscal 2023, 2022 and 2021, the Company received approximately $7 million, $17 million and $12 million, respectively, in cash payments from the exercise of stock options.
(b)	The intrinsic value of options outstanding as of June 30, 2023, 2022 and 2021 was $37.1 million, $26.9 million and $65.6 million, respectively.
(c)	The intrinsic value of options exercisable as of June 30, 2023, 2022 and 2021 was $6.8 million, $3.1 million and $5.5 million, respectively.
The fair value of each PSO and stock option grant is estimated on the date of grant with the following weighted average assumptions used for grants during fiscal 2023, 2022 and 2021:

	For the years ended June 30,
	2023	2022	2021
Expected volatility	35.00%	35.00%	35.00%
Risk-free interest rate	2.83%	1.20%	0.66%
Expected dividend yield	1.40%	1.31%	1.67%
Expected term	5.30 years	5.29 years	5.29 years

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s equity-based compensation:

	For the years ended June 30,
	2023	2022	2021
	(in millions)
Equity-based compensation	$74	$102	$147
Intrinsic value of all settled equity-based awards	$77	$97	$139
Tax benefit on settled equity-based awards	$14	$21	$23
As of June 30, 2023, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $70 million and is expected to be recognized over a weighted average period between one and two years.
NOTE 13. RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company enters into transactions with related parties to buy and/or sell programming and purchase and/or sell advertising.
For fiscal 2023, 2022 and 2021, the related party revenue and expense were not material (See Note 10—Leases for information related to office facilities that were subleased to News Corporation for a portion of fiscal 2021 and Note 14—Commitments and Contingencies and Note 20—Additional Financial Information for information related to U.K. Newspaper Matters Indemnity obligation to News Corporation).
As of June 30, 2023 and 2022, the amounts due to related parties were $124 million and $81 million, respectively, which were included in Accounts payable, accrued expenses and other current liabilities in the Balance Sheets.
NOTE 14. COMMITMENTS AND CONTINGENCIES
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2023:

	As of June 30, 2023
	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Borrowings	$7,250	$1,250	$600	$—	$5,400
Licensed programming	31,115	5,102	8,180	8,044	9,789
Other commitments and contractual obligations	1,032	318	336	138	240
Total commitments	$39,397	$6,670	$9,116	$8,182	$15,429
Licensed programming
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Pension and other postretirement benefits
The total accrued net benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2023 was $374 million (See Note 15—Pension and Other Postretirement Benefits). This amount is affected by, among other items, statutory funding levels, changes in plan demographics and assumptions and investment returns on plan assets. Because of the current overall funded status of the Company’s material plans, the accrued liability does not represent expected near-term liquidity needs and, accordingly, this amount is not included in the contractual obligations table.
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
U.K. Newspaper Matters Indemnity
In connection with the separation of 21CF and News Corporation in June 2013 (the “21CF News Corporation Separation”), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the Separation Agreement, the Company assumed certain costs and liabilities related to the U.K. Newspaper Matters Indemnity. The liability recorded in the Balance Sheets related to the indemnity was approximately $115 million and $65 million as of June 30, 2023 and 2022, respectively. The increase in the liability recorded was attributable to an increase in the number of civil claims submitted in advance of the September 30, 2022 cutoff date set by the judge for this phase of the litigation.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Defamation and Disparagement Claims
From time to time, the Company and its news businesses, including FOX News Media and the FOX Television Stations, and their employees are subject to lawsuits alleging defamation or disparagement. These include lawsuits filed by Smartmatic USA Corp. and certain of its affiliates (collectively, “Smartmatic”) in February 2021 seeking $2.7 billion in damages and Dominion Voting Systems, Inc. and certain of its affiliates (collectively, “Dominion”) in March 2021 seeking $1.6 billion in damages. On March 31, 2023, the court in the Dominion case issued its rulings on summary judgment motions that were unfavorable to the Company. Following these rulings, on April 18, 2023, the Company and its subsidiary, Fox News Network, LLC, entered into a Release and Settlement Agreement with Dominion pursuant to which the parties agreed to resolve the lawsuits among them. The Company paid an aggregate of approximately $800 million to settle this and a related lawsuit in April 2023, which is included in Other, net in the Consolidated Statement of Operations for fiscal 2023 (See Note 20—Additional Financial Information under the heading “Other, net”).
The Company continues to believe the Smartmatic and other pending lawsuits alleging defamation or disparagement are without merit and intends to defend against them vigorously, including through any appeals. Discovery in the Smartmatic case remains ongoing and it is likely that depositions, expert discovery and summary judgment and other key motions will follow. At this time, a trial in the Smartmatic lawsuit is not expected to commence until 2025. The Company is unable to predict the final outcome of these matters and has determined that a loss in the Smartmatic case is neither probable nor reasonably estimable. There can be no assurance that the ultimate resolution of these pending matters will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
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
Other
The Company’s operations are subject to tax primarily in various domestic jurisdictions and as a matter of course, the Company is regularly audited by federal and state tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. Each member of the 21CF consolidated group, which includes 21CF, the Company (prior to the Transaction) and 21CF’s other subsidiaries, is jointly and severally liable for the U.S. federal income and, in certain jurisdictions, state tax liabilities of each other member of the consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21CF consolidated group. The tax matters agreement entered into in connection with the Separation requires 21CF and/or Disney to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the IRS in amounts that the Company cannot quantify.
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Pension and postretirement plans that are sponsored by the Company are accounted for as defined benefit pension plans. Accordingly, the funded and unfunded position of each plan is recorded in the Balance Sheets. Actuarial gains and losses that have not yet been recognized through income are recorded in Accumulated other comprehensive loss net of taxes, and they are systematically amortized as a component of net periodic benefit cost. The Company’s benefit obligation for the plans is calculated using assumptions which the Company reviews on a regular basis. The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2023, 2022 and 2021.
The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The following table sets forth the change in the projected benefit obligation, change in the fair value of plan assets and funded status for the Company’s pension and postretirement benefit plans:

	Pension benefits		Postretirement benefits
	As of June 30,
	2023	2022	2023	2022
	(in millions)
Projected benefit obligation, beginning of the year	$1,203	$1,468	$53	$98
Service cost	30	38	1	1
Interest cost	52	30	2	2
Benefits paid	(22)	(22)	(4)	(4)
Settlements(a)	(32)	(56)	—	—
Actuarial gains(b)	(58)	(256)	(5)	(46)
Other	(1)	1	—	2
Projected benefit obligation, end of the year	1,172	1,203	47	53
Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	801	972	—	—
Actual return on plan assets	53	(152)	—	—
Employer contributions	53	59	4	4
Benefits paid	(22)	(22)	(4)	(4)
Settlements(a)	(32)	(56)	—	—
Fair value of plan assets, end of the year	853	801	—	—
Funded status(c)	$(319)	$(402)	$(47)	$(53)
Grantor Trust assets(c)	$276	$270	$—	$—

(a)	Represents the full settlement of former employees’ deferred pension benefit obligations through lump sum payments.
(b)	Actuarial gains for June 30, 2023 and June 30, 2022 were primarily due to a change in the discount rate assumption utilized in measuring plan obligations.
(c)	The Company has established an irrevocable grantor trust (the “Grantor Trust”), administered by an independent trustee, with the intention of making cash contributions to the Trust to fund certain future pension benefit obligations of the Company. The assets in the Grantor Trust are unsecured funds of the Company and can be used to satisfy the Company’s obligations in the event of bankruptcy or insolvency.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Amounts recognized in the Balance Sheets consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2023	2022	2023	2022
	(in millions)
Pension assets	$8	$6	$—	$—
Accrued pension liabilities	(327)	(408)	(47)	(53)
Net amounts recognized	$(319)	$(402)	$(47)	$(53)
Amounts recognized in Accumulated other comprehensive loss, before tax, consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2023	2022	2023	2022
	(in millions)
Actuarial losses (gains)	$228	$322	$(34)	$(33)
Prior service cost	1	3	—	—
Net amounts recognized	$229	$325	$(34)	$(33)
Accumulated pension benefit obligations as of June 30, 2023 and 2022 were $1.04 billion and $1.07 billion, respectively. For the funded plans, as of June 30, 2023, the projected benefit obligation exceeds the fair value of plan assets except for two plans that have assets of $123 million, a projected benefit obligation of $115 million and an accumulated benefit obligation of $112 million. Information about funded and unfunded pension plans is presented below:

	Funded plans		Unfunded plans
	As of June 30,
	2023	2022	2023		2022
	(in millions)
Projected benefit obligation	$901	$930	$271		$273
Accumulated benefit obligation	777	801	267		268
Fair value of plan assets	853	801	—	(a)	—	(a)

(a)	The fair value of the assets in the Grantor Trust as of June 30, 2023 and 2022 was $276 million and $270 million, respectively.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information about funded and unfunded pension plans in which the accumulated benefit obligation exceeds fair value of the plan assets is presented below:

	Funded plans			Unfunded plans
	As of June 30,
	2023		2022	2023		2022
	(in millions)
Projected benefit obligation	$—		$807	$271		$273
Accumulated benefit obligation	—	(a)	683	267		268
Fair value of plan assets	—	(a)	675	—	(b)	—	(b)

(a)	As of June 30, 2023, the fair value of plan assets exceeded the accumulated benefit obligation for the funded plans.
(b)	The fair value of the assets in the Grantor Trust as of June 30, 2023 and 2022 was $276 million and $270 million, respectively.
The components of net periodic benefit costs were as follows:

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2023	2022	2021	2023	2022	2021
	(in millions)
Service cost	$30	$38	$38	$1	$1	$2
Interest cost	52	30	30	2	2	2
Expected return on plan assets	(40)	(50)	(50)	—	—	—
Amortization of deferred losses	23	31	44	(4)	1	1
Other	—	3	2	—	—	—
Net periodic benefit costs	$65	$52	$64	$(1)	$4	$5
The components of net periodic benefit costs other than the service cost component are included in Other, net in the Statements of Operations.

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2023	2022	2021	2023	2022	2021
Additional information
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.3%	4.8%	2.7%	5.3%	4.8%	2.7%
Weighted-average assumptions used to determine net periodic benefit costs
Discount rate for service cost	4.8%	2.8%	2.9%	4.8%	2.9%	3.0%
Discount rate for interest cost	4.5%	2.1%	2.2%	4.5%	2.2%	2.2%
Expected return on plan assets	5.0%	5.1%	6.5%	N/A	N/A	N/A

N/A – not applicable.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The following assumed health care cost trend rates as of June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	Fiscal 2023	Fiscal 2022
Health care cost trend rate	6.1%	5.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0%	4.0%
Year that the rate reaches the ultimate trend rate	2047	2047
The following table sets forth the estimated benefit payments and estimated settlements for the next five fiscal years and in aggregate for the five fiscal years thereafter. These payments are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected benefit payments
	Pension benefits	Postretirement benefits
	(in millions)
Fiscal year
2024	$68	$4
2025	66	4
2026	64	4
2027	69	4
2028	74	4
2029-2033	409	18
The above table presents expected benefit payments for the postretirement benefits net of a nominal amount of U.S. Medicare subsidy receipts per year.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Plan Assets and Grantor Trust
The following tables present Plan assets for the Company’s funded pension plans and Grantor Trust assets to fund certain future unfunded pension benefit obligations of the Company. The assets are classified by level within the fair value hierarchy, as described in Note 6—Fair Value, as of June 30, 2023 and 2022:

	As of June 30, 2023
		Fair value measurements at reporting date using	Assets measured
	Total	Level 1	at NAV(a)
	(in millions)
PENSION PLAN ASSETS
Pooled funds(b)
Money market funds	$18	$18	$—
Domestic equity funds	189	189	—
Domestic fixed income funds(c)	383	383	—
International equity funds	136	136	—
Balanced funds	78	78	—
Partnership interests	49	—	49
Total fair value of plan assets	$853	$804	$49

GRANTOR TRUST ASSETS
Pooled funds(b)
Money market funds	$20	$20	$—
Domestic fixed income funds(c)	143	143	—
Balanced funds	112	112	—
Other(e)	1	1	—
Total fair value of Grantor Trust assets	$276	$276	$—

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2022
		Fair value measurements at reporting date using	Assets measured
	Total	Level 1	at NAV(a)
	(in millions)
PENSION PLAN ASSETS
Pooled funds(b)
Money market funds	$20	$20	$—
Domestic equity funds	82	82	—
Domestic fixed income funds(c)	381	381	—
International equity funds	133	133	—
Balanced funds	78	78	—
U.S. common stocks(d)	43	43	—
Partnership interests	33	—	33
Exchange traded funds(d)	32	32	—
Other(e)	(1)	(1)	—
Total fair value of plan assets	$801	$768	$33

GRANTOR TRUST ASSETS
Balanced funds(b)	$234	$234	$—
Partnership interests	16	—	16
Other(e)	20	20	—
Total fair value of Grantor Trust assets	$270	$254	$16

(a)	Investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent) as a practical expedient are excluded from the fair value hierarchy disclosure. These investments have monthly liquidity.
(b)	Pooled funds that have a readily determinable fair value are valued at the regularly published NAV.
(c)	Domestic fixed income funds consist primarily of investment grade securities.
(d)	Exchange traded funds and common stock investments that are publicly traded are valued at the closing price reported on active markets in which the securities are traded.
(e)	Includes cash and cash equivalents and plan receivables and payables.
The investment objective for the funded pension plans is to grow assets to decrease the deficit and protect improvements in funded status. The asset allocation strategy will change over time by shifting assets from return seeking assets to liability hedging assets upon the achievement of certain funding milestones. The target asset allocation on June 30, 2023 is 50% return seeking assets and 50% liability hedging assets which approximates the actual asset allocation as of June 30, 2023. Return seeking assets are diversified across multiple asset classes and liability hedging assets are managed to correlate highly with the pension liabilities to reduce interest rate risk. Assets are generally managed by external investment managers. The expected long-term rate of return on asset assumption is determined using the current target asset allocation and applying expected future returns for the various asset classes and correlations amongst the asset classes.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The funded plans weighted-average asset allocation, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2023	2022
Asset Category
Equity investments	39%	37%
Fixed income investments, including cash	51	52
Other	10	11
Total	100%	100%
Required pension plan contributions for the next fiscal year are not expected to be material; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.
Defined Contribution Plans
The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $68 million, $58 million and $49 million for fiscal 2023, 2022 and 2021, respectively.
NOTE 16. INCOME TAXES
Income before income tax expense was attributable primarily to the U.S. jurisdiction. Significant components of the Company’s provision for income taxes were as follows:

	For the years ended June 30,
	2023	2022	2021
	(in millions)
U.S.
Federal	$127	$88	$181
State, local and other	35	31	2
Total current	162	119	183
Deferred	321	342	534
Provision for income taxes	$483	$461	$717

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table is a reconciliation of income tax computed at the statutory rate to income tax expense:

	For the years ended June 30,
	2023	2022	2021
U.S. federal income tax rate	21%	21%	21%
State and local taxes	5	4	4
Valuation allowance movement	2	—	—
Return to accrual(a)	—	2	—
Nondeductible compensation	—	1	1
Adjustments for tax matters, net	—	—	(1)
Other	—	(1)	—
Effective tax rate	28%	27%	25%

(a)	Primarily attributable to a remeasurement of the Company’s net deferred tax assets associated with changes in the mix of jurisdictional earnings.
The following is a summary of the components of the deferred tax accounts:

	As of June 30,
	2023	2022
	(in millions)
Deferred tax assets
Basis difference(a)	$2,911	$3,371
Operating lease liabilities	241	123
Pension benefit obligations	14	34
Equity-based compensation	34	30
Net operating loss carryforwards	37	31
Other	188	104
Total deferred tax assets	3,425	3,693
Deferred tax liabilities
Operating lease ROU assets	(229)	(116)
Accrued liabilities	(21)	(2)
Sports rights contracts	(19)	(108)
Total deferred tax liabilities	(269)	(226)
Net deferred tax asset before valuation allowance	3,156	3,467
Less: valuation allowance	(72)	(34)
Total net deferred tax assets(b)	$3,084	$3,433

(a)
As a result of the Separation and the Transaction, which was a taxable transaction for which the estimated tax liability of $5.8 billion was included in the Transaction Tax paid by the Company, FOX obtained a tax basis in its assets equal to their respective fair market values. This amount includes the additional estimated deferred tax asset recorded as a result of the increased tax basis (See Note 1—Description of Business and Basis of Presentation under the heading “Basis of Presentation”).

(b)	Includes a $6 million and $7 million deferred tax liability recorded in Other liabilities on the Consolidated Balance Sheet as of June 30, 2023 and 2022, respectively.
As of June 30, 2023, the Company had $37 million of tax attributes from net operating loss carryforwards available to offset future taxable income. A substantial portion of these losses can be carried forward indefinitely.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The net increase in the valuation allowance to $72 million as of June 30, 2023 was primarily due to the additional valuation allowance required on net operating loss carryforwards and tax credits not expected to be utilized.
The following table sets forth the change in the uncertain tax positions, excluding interest and penalties:

	For the years ended June 30,
	2023	2022	2021
	(in millions)
Balance, beginning of year	$28	$30	$73
Additions for prior year tax positions	2	1	—
Additions for current year tax positions	2	2	2
Reduction for prior year tax positions(a)	(6)	(5)	(45)
Balance, end of year	$26	$28	$30

(a)
The reduction for tax positions in fiscal 2023 of $6 million is primarily due to audit settlements and the expiration of statutes of limitations. The reduction for tax positions in fiscal 2022 of $5 million is primarily from the expiration statutes of limitations. The reduction for tax positions in fiscal 2021 includes $31 million from the settlement of audits and $14 million from the expiration of statutes of limitations.

The Company recognizes interest and penalty charges related to uncertain tax positions as income tax (expense) benefit. The Company recorded liabilities for accrued interest of $9 million and $11 million as of June 30, 2023 and 2022, respectively, and the amounts of interest income/expense recorded in each of fiscal 2023, 2022 and 2021 were not material.
The Company is subject to tax primarily in various domestic jurisdictions and, as a matter of ordinary course, the Company is regularly audited by federal and state tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not anticipate that the resolution of these pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. The net decrease to the balance of uncertain tax positions in fiscal 2023 is primarily attributable to state matters. The Company does not expect significant changes to these positions over the next 12 months. As of June 30, 2023 and 2022, $21 million and $22 million, respectively, would affect the Company’s effective income tax rate if the Company’s position with respect to the uncertainties is sustained.
NOTE 17. SEGMENT INFORMATION
The Company is a news, sports and entertainment company, which manages and reports its businesses in the following segments:
•Cable Network Programming, which produces and licenses news and sports content distributed through MVPDs and other digital platforms, primarily in the U.S.
•Television, which produces, acquires, markets and distributes programming through the FOX broadcast network, advertising supported video-on-demand service Tubi, 29 full power broadcast television stations, including 11 duopolies, and other digital platforms, primarily in the U.S. Eighteen of the broadcast television stations are affiliated with the FOX Network, 10 are affiliated with MyNetworkTV and one is an independent station. The segment also includes various production companies that produce content for the Company and third parties.
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
The following tables set forth the Company’s Revenues and Segment EBITDA for fiscal 2023, 2022 and 2021:

	For the years ended June 30,
	2023	2022	2021
	(in millions)
Revenues
Cable Network Programming	$6,043	$6,097	$5,683
Television	8,710	7,685	7,048
Other, Corporate and Eliminations	160	192	178
Total revenues	$14,913	$13,974	$12,909
Segment EBITDA
Cable Network Programming	$2,472	$2,934	$2,876
Television	1,009	347	555
Other, Corporate and Eliminations	(290)	(326)	(344)
Amortization of cable distribution investments	(16)	(18)	(22)
Depreciation and amortization	(411)	(363)	(300)
Impairment and restructuring charges	(111)	—	(35)
Interest expense, net	(218)	(371)	(391)
Other, net	(699)	(509)	579
Income before income tax expense	1,736	1,694	2,918
Income tax expense	(483)	(461)	(717)
Net income	1,253	1,233	2,201
Less: Net income attributable to noncontrolling interests	(14)	(28)	(51)
Net income attributable to Fox Corporation stockholders	$1,239	$1,205	$2,150

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Revenues by Segment by Component

	For the years ended June 30,
	2023	2022	2021
	(in millions)
Cable Network Programming
Affiliate fee	$4,175	$4,205	$3,995
Advertising	1,403	1,462	1,337
Other	465	430	351
Total Cable Network Programming revenues	6,043	6,097	5,683
Television
Advertising	5,204	4,440	4,094
Affiliate fee	2,876	2,673	2,440
Other	630	572	514
Total Television revenues	8,710	7,685	7,048
Other, Corporate and Eliminations	160	192	178
Total revenues	$14,913	$13,974	$12,909
For fiscal 2023, 2022 and 2021, the Company had no individual customers that accounted for 10% or more of Revenues.

	For the years ended June 30,
	2023	2022	2021
	(in millions)
Depreciation and amortization
Cable Network Programming	$71	$60	$55
Television	126	112	104
Other, Corporate and Eliminations	214	191	141
Total depreciation and amortization	$411	$363	$300

	For the years ended June 30,
	2023	2022	2021
	(in millions)
Capital expenditures
Cable Network Programming	$66	$67	$53
Television	96	104	100
Other, Corporate and Eliminations	195	136	331
Total capital expenditures	$357	$307	$484

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30,
	2023	2022
	(in millions)
Assets
Cable Network Programming	$2,658	$2,682
Television	7,803	7,915
Other, Corporate and Eliminations	10,371	11,010
Investments	1,034	578
Total assets	$21,866	$22,185

	As of June 30,
	2023	2022
	(in millions)
Goodwill and intangible assets, net
Cable Network Programming	$1,312	$1,322
Television	4,633	4,671
Other, Corporate and Eliminations	698	718
Total goodwill and intangible assets, net	$6,643	$6,711
NOTE 18. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	For the years ended June 30,
	2023	2022	2021
	(in millions, except per share amounts)
Net income attributable to Fox Corporation stockholders	$1,239	$1,205	$2,150
Weighted average shares - basic	529	566	591
Shares issuable under equity-based compensation plans(a)	2	4	4
Weighted average shares - diluted	531	570	595
Net income attributable to Fox Corporation stockholders per share - basic	$2.34	$2.13	$3.64
Net income attributable to Fox Corporation stockholders per share - diluted	$2.33	$2.11	$3.61

(a)	Weighted average common shares include the incremental shares that would be issued upon the assumed vesting of RSUs, PSUs and stock options (including PSOs) if the effect is dilutive, and, for those shares that are contingently issuable, all necessary conditions have been satisfied for the periods presented (See Note 12—Equity-Based Compensation).

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19. VALUATION AND QUALIFYING ACCOUNTS

	Balance as of beginning of year	Additions	Utilization	Other	Balance as of end of year
	(in millions)
Fiscal 2023
Allowance for credit losses	$(54)	$—	$3	$7	$(44)
Deferred tax valuation allowance	(34)	(38)	—	—	(72)

Fiscal 2022
Allowance for credit losses	$(77)	$(2)	$19	$6	$(54)
Deferred tax valuation allowance	(24)	(23)	13	—	(34)

Fiscal 2021
Allowance for credit losses	$(93)	$(4)	$11	$9	$(77)
Deferred tax valuation allowance	(20)	(9)	5	—	(24)
NOTE 20. ADDITIONAL FINANCIAL INFORMATION
Interest Expense, net
The following table sets forth the components of Interest expense, net included in the Statements of Operations:

	For the years ended June 30,
	2023	2022	2021
	(in millions)
Interest expense	$(349)	$(377)	$(395)
Interest income	131	6	4
Total interest expense, net	$(218)	$(371)	$(391)
Other, net
The following table sets forth the components of Other, net included in the Statements of Operations:

	For the years ended June 30,
	2023	2022	2021
	(in millions)
Legal settlement costs(a)	$(894)	$—	$—
Net gains (losses) on investments in equity securities(b)	403	(386)	258
U.K. Newspaper Matters Indemnity(a)	(117)	(81)	(64)
Transaction costs(c)	(55)	(69)	421
Other	(36)	27	(36)
Total other, net	$(699)	$(509)	$579

(a)	See Note 14—Commitments and Contingencies under the headings “Defamation and Disparagement Claims” and "U.K. Newspaper Matters Indemnity."

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(b)	Net gains (losses) on investments in equity securities includes the gains (losses) related to the changes in fair value of the Company’s investment in Flutter (See Note 6—Fair Value).
(c)
The transaction costs for fiscal 2021 are primarily related to the partial settlement from Disney of $462 million related to the reimbursement of the Company’s prepayment of its share of the Divestiture Tax (See Note 1—Description of Business and Basis of Presentation).

Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of June 30,
	2023	2022
	(in millions)
Investments(a)	$1,034	$578
Operating lease assets(b)	947	477
Inventories, net	642	521
Grantor Trust	276	270
Other	269	225
Total other non-current assets	$3,168	$2,071

(a)	Includes investments accounted for at fair value on a recurring basis of $884 million and $435 million as of June 30, 2023 and 2022, respectively (See Note 6—Fair Value).
(b)	See Note 10—Leases under the heading “Lessee Arrangements.”
Accounts Payable, Accrued Expenses and Other Current Liabilities
The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of June 30,
	2023	2022
	(in millions)
Accrued expenses	$1,028	$992
Programming payable	785	686
Deferred revenue	160	209
Operating lease liabilities	72	107
Other current liabilities	469	302
Total accounts payable, accrued expenses and other current liabilities	$2,514	$2,296

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Other Liabilities
The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of June 30,
	2023	2022
	(in millions)
Non-current operating lease liabilities(a)	$925	$405
Accrued non-current pension/postretirement liabilities	361	447
Other non-current liabilities	198	268
Total other liabilities	$1,484	$1,120

(a)	See Note 10—Leases under the heading “Lessee Arrangements.”
Future Performance Obligations
As of June 30, 2023, approximately $4.1 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to affiliate contracts, sports advertising contracts and content licensing contracts with fixed fees. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.
Supplemental Information

	For the years ended June 30,
	2023	2022	2021
	(in millions)
Supplemental cash flows information
Cash paid for interest	$(345)	$(383)	$(390)
Cash paid for income taxes	$(245)	$(209)	$(225)

Supplemental information on acquisitions
Fair value of assets acquired, excluding cash	$—	$348	$49
Cash acquired	—	9	—
Liabilities assumed	—	(47)	2
Redeemable noncontrolling interests issued	—	(5)	—
Cash paid	—	(252)	(51)
Fair value of equity instruments issued as consideration to third parties(a)	—	53	—
Issuance of subsidiary common units	—	(53)	—
Fair value of equity instruments consideration	$—	$—	$—

(a)	Includes Redeemable noncontrolling interests.
NOTE 21. SUBSEQUENT EVENTS
Subsequent to June 30, 2023, the Company increased its semi-annual dividend and declared a semi-annual dividend of $0.26 per share on both the Class A Common Stock and the Class B Common Stock. The

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
dividend declared is payable on September 27, 2023 with a record date for determining dividend entitlements of August 30, 2023.
Subsequent to June 30, 2023, the Company repurchased a total of approximately 1.5 million shares of Class A Common Stock for $50 million in the open market.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 58 and 59, respectively, and are incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s Definitive Proxy Statement to be filed in connection with its 2023 Annual Meeting of Stockholders pursuant to Regulation 14A.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this Annual Report:
1.The Company’s Consolidated Financial Statements required to be filed as part of this Annual Report and the Reports of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.
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
2.1
Separation Agreement, dated as of March 19, 2019, between Twenty-First Century Fox, Inc. and Fox Corporation (the “Registrant”) (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 14, 2019 and filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2019 (the “March 14, 2019 Form 8-K”). ѱ

2.2
Tax Matters Agreement, dated as of March 19, 2019, between Twenty-First Century Fox, Inc., the Registrant and The Walt Disney Company (incorporated herein by reference to Exhibit 2.2 to the March 14, 2019 Form 8-K). ѱ

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022).

3.2
Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated February 13, 2023 and filed with the SEC on February 13, 2023).

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*

4.2
Indenture, dated as of January 25, 2019, between the Registrant and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form 10-12B/A filed with the SEC on January 25, 2019).

10.1	Fox Corporation 2019 Shareholder Alignment Plan (incorporated herein by reference to Exhibit 10.1 to the March 14, 2019 Form 8-K).+

10.2	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.2 to the March 14, 2019 Form 8-K).+

10.3	Form of Fox Corporation 2019 Shareholder Alignment Plan Restricted Stock Unit Terms and Conditions.*+

10.4	Form of Fox Corporation 2019 Shareholder Alignment Plan Non-Qualified Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10.4 to the March 14, 2019 Form 8-K).+

10.5	Form of Employment Agreement (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (the “March 2019 Form 10-Q”)).+

10.6	Letter Agreement between Lachlan K. Murdoch and News Corporation dated November 17, 2008 (incorporated herein by reference to Exhibit 10.6 to the March 2019 Form 10-Q).+

10.7
Letter Agreements between John P. Nallen and News Corporation dated January 1, 2005 and November 17, 2008, as amended through June 3, 2013 (incorporated herein by reference to Exhibit 10.7 to the March 2019 Form 10-Q).+

10.8	Form of Consent Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 22, 2020 and filed with the SEC on April 22, 2020).+

10.9	Form of Employment Agreement Amendment (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021.+

10.10
Credit Agreement, dated as of June 14, 2023, among the Registrant, as Borrower, the initial lenders named therein, the initial issuing banks named therein, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities Inc. and Goldman Sachs Bank USA, as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents, and Citibank, N.A., Deutsche Bank Securities Inc., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 14, 2023 and filed with the SEC on June 15, 2023).ѱ

10.11
Stockholders Agreement, dated as of November 6, 2019, by and between the Registrant and the Murdoch Family Trust (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 5, 2019 and filed with the SEC on November 6, 2019).

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

101
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2023, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2023, 2022 and 2021; (iii) Consolidated Balance Sheets as of June 30, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2023, 2022 and 2021; (v) Consolidated Statements of Equity for the fiscal years ended June 30, 2023, 2022 and 2021 and (vi) Notes to the Consolidated Financial Statements.*

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
Date: August 11, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ LACHLAN K. MURDOCH	Executive Chair and Chief Executive Officer (Principal Executive Officer)	August 11, 2023
Lachlan K. Murdoch
/S/ STEVEN TOMSIC	Chief Financial Officer (Principal Financial and Accounting Officer)	August 11, 2023
Steven Tomsic
/S/ K. RUPERT MURDOCH	Chair	August 11, 2023
K. Rupert Murdoch
/S/ WILLIAM A. BURCK	Director	August 11, 2023
William A. Burck
/S/ CHASE CAREY	Director	August 11, 2023
Chase Carey
/S/ ANNE DIAS	Director	August 11, 2023
Anne Dias
/S/ ROLAND A. HERNANDEZ	Director	August 11, 2023
Roland A. Hernandez
/S/ JACQUES NASSER	Director	August 11, 2023
Jacques Nasser
/S/ PAUL D. RYAN	Director	August 11, 2023
Paul D. Ryan