Form 10-Q
period 2023-09-30
Fox Corp
filed 2023-11-02
CIK 1754301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2023, 247,226,541 shares of Class A Common Stock, par value $0.01 per share, and 235,581,025 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

FOX CORPORATION
FORM 10-Q

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended September 30,
	2023	2022
Revenues	$3,207	$3,192
Operating expenses	(1,862)	(1,656)
Selling, general and administrative	(480)	(448)
Depreciation and amortization	(96)	(99)
Interest expense, net	(42)	(68)
Other, net	(166)	(76)
Income before income tax expense	561	845
Income tax expense	(146)	(232)
Net income	415	613
Less: Net income attributable to noncontrolling interests	(8)	(8)
Net income attributable to Fox Corporation stockholders	$407	$605

EARNINGS PER SHARE DATA

Weighted average shares:
Basic	492	550
Diluted	494	552

Net income attributable to Fox Corporation stockholders per share:
Basic	$0.83	$1.10
Diluted	$0.82	$1.10
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	For the three months ended September 30,
	2023	2022
Net income	$415	$613
Other comprehensive loss, net of tax:
Benefit plan adjustments and other	(2)	(2)
Other comprehensive loss, net of tax	(2)	(2)
Comprehensive income	413	611
Less: Net income attributable to noncontrolling interests(a)	(8)	(8)
Comprehensive income attributable to Fox Corporation stockholders	$405	$603

(a)	Net income attributable to noncontrolling interests includes nil and $(5) million for the three months ended September 30, 2023 and 2022, respectively, relating to redeemable noncontrolling interests.
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of September 30, 2023	As of June 30, 2023
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$3,829	$4,272
Receivables, net	2,420	2,177
Inventories, net	751	543
Other	239	265
Total current assets	7,239	7,257
Non-current assets
Property, plant and equipment, net	1,683	1,708
Intangible assets, net	3,072	3,084
Goodwill	3,557	3,559
Deferred tax assets	3,042	3,090
Other non-current assets	3,056	3,168
Total assets	$21,649	$21,866
LIABILITIES AND EQUITY
Current liabilities
Borrowings	$1,250	$1,249
Accounts payable, accrued expenses and other current liabilities	2,339	2,514
Total current liabilities	3,589	3,763
Non-current liabilities
Borrowings	5,962	5,961
Other liabilities	1,419	1,484
Redeemable noncontrolling interests	228	213
Commitments and contingencies
Equity
Class A Common Stock(a)	3	3
Class B Common Stock(b)	2	2
Additional paid-in capital	7,991	8,253
Retained earnings	2,539	2,269
Accumulated other comprehensive loss	(151)	(149)
Total Fox Corporation stockholders’ equity	10,384	10,378
Noncontrolling interests	67	67
Total equity	10,451	10,445
Total liabilities and equity	$21,649	$21,866

(a)
Class A Common Stock, $0.01 par value per share, 2,000,000,000 shares authorized, 248,778,737 shares and 262,899,364 shares issued and outstanding at par as of September 30, 2023 and June 30, 2023, respectively.

(b)
Class B Common Stock, $0.01 par value per share, 1,000,000,000 shares authorized, 235,581,025 shares and 235,581,025 shares issued and outstanding at par as of September 30, 2023 and June 30, 2023, respectively.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the three months ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$415	$613
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	96	99
Amortization of cable distribution investments	4	4
Equity-based compensation	24	7
Other, net	166	76
Deferred income taxes	47	104
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(284)	(260)
Inventories net of programming payable	(253)	(333)
Accounts payable and accrued expenses	(187)	(127)
Other changes, net	(27)	87
Net cash provided by operating activities	1	270
INVESTING ACTIVITIES
Property, plant and equipment	(71)	(74)
Purchase of investments	—	(31)
Other investing activities, net	13	(13)
Net cash used in investing activities	(58)	(118)
FINANCING ACTIVITIES
Repurchase of shares	(250)	(250)
Dividends paid and distributions	(135)	(147)
Sale of subsidiary noncontrolling interest	—	25
Other financing activities, net	(1)	(30)
Net cash used in financing activities	(386)	(402)
Net decrease in cash and cash equivalents	(443)	(250)
Cash and cash equivalents, beginning of year	4,272	5,200
Cash and cash equivalents, end of period	$3,829	$4,950
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(IN MILLIONS)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Fox Corporation Stockholders’ Equity	Noncontrolling Interests(a)	Total Equity
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, June 30, 2023	263	$3	235	$2	$8,253	$2,269	$(149)	$10,378	$67	$10,445
Net income	—	—	—	—	—	407	—	407	8	415
Other comprehensive loss	—	—	—	—	—	—	(2)	(2)	—	(2)
Dividends	—	—	—	—	—	(127)	—	(127)	—	(127)
Shares repurchased	(15)	—	—	—	(258)	6	—	(252)	—	(252)
Other	1	—	—	—	(4)	(16)	—	(20)	(8)	(28)
Balance, September 30, 2023	249	$3	235	$2	$7,991	$2,539	$(151)	$10,384	$67	$10,451
Balance, June 30, 2022	308	$3	243	$3	$9,098	$2,461	$(226)	$11,339	$36	$11,375
Net income	—	—	—	—	—	605	—	605	13	618
Other comprehensive loss	—	—	—	—	—	—	(2)	(2)	—	(2)
Dividends	—	—	—	—	—	(137)	—	(137)	—	(137)
Shares repurchased	(5)	—	(3)	—	(124)	(126)	—	(250)	—	(250)
Other	—	—	1	(1)	(25)	(8)	—	(34)	15	(19)
Balance, September 30, 2022	303	$3	241	$2	$8,949	$2,795	$(228)	$11,521	$64	$11,585

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 4—Fair Value under the heading “Redeemable Noncontrolling Interests”).
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Fox Corporation (“FOX” or the “Company”) is a news, sports and entertainment company, which manages and reports its businesses in the following segments: Cable Network Programming, Television and Other, Corporate and Eliminations.
The accompanying Unaudited Consolidated Financial Statements of FOX have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Unaudited Consolidated Financial Statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024.
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
These interim Unaudited Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 as filed with the Securities and Exchange Commission on August 11, 2023 (the “2023 Form 10-K”).
All significant intercompany transactions and accounts within the Company’s consolidated businesses have been eliminated. Investments in and advances to entities or joint ventures in which the Company has significant influence, but less than a controlling financial interest, are accounted for using the equity method. Significant influence generally exists when the Company owns an interest between 20% and 50%. Equity securities in which the Company has no significant influence (generally less than a 20% ownership interest) with readily determinable fair values are accounted for at fair value based on quoted market prices. Equity securities without readily determinable fair values are accounted for either at fair value or using the measurement alternative method which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. All gains and losses on investments in equity securities are recognized in the Unaudited Consolidated Statements of Operations.
The Company’s fiscal year ends on June 30 (“fiscal”) of each year. Certain fiscal 2023 amounts have been reclassified to conform to the fiscal 2024 presentation.
The unaudited and audited consolidated financial statements are referred to as the “Financial Statements” herein. The unaudited consolidated statements of operations are referred to as the “Statements of Operations” herein. The unaudited and audited consolidated balance sheets are referred to as the “Balance Sheets” herein.
NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS
The Company’s acquisitions support the Company’s strategy to strengthen its core brands, grow its digital businesses and selectively enhance production capabilities for its digital and linear platforms. During the three months ended September 30, 2023 and 2022, the Company made no acquisitions.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. INVENTORIES, NET
The Company’s inventories were comprised of the following:

	As of September 30, 2023	As of June 30, 2023
	(in millions)
Licensed programming, including prepaid sports rights	$959	$720
Owned programming	529	465
Total inventories, net	1,488	1,185
Less: current portion of inventories, net	(751)	(543)
Total non-current inventories, net	$737	$642

Owned programming
Released	$219	$256
In-process or other	310	209
Total	$529	$465
The following table presents the aggregate amortization expense related to Inventories, net included in Operating expenses in the Statements of Operations:

	For the three months ended September 30,
	2023	2022
	(in millions)
Total amortization expense	$995	$854
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
The following tables present information about financial assets and redeemable noncontrolling interests carried at fair value on a recurring basis:

	Fair value measurements
	As of September 30, 2023
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$727	$727	(a)	$—	$—
Redeemable noncontrolling interests	(228)	—		—	(228)	(b)
Total	$499	$727		$—	$(228)

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
The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the three months ended September 30,
	2023	2022
	(in millions)
Beginning of period	$(213)	$(188)
Net loss	—	5
Accretion and other	(15)	(10)
End of period	$(228)	$(193)
The put right held by the Credible minority shareholder will become exercisable in fiscal 2025. The put right held by the entertainment production company’s minority shareholder will become exercisable in fiscal 2027.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments
The carrying value of the Company’s financial instruments exclusive of borrowings, such as cash and cash equivalents, receivables, payables and investments accounted for using the measurement alternative method, approximates fair value.

	As of September 30, 2023	As of June 30, 2023
	(in millions)
Borrowings
Fair value	$6,604	$6,895
Carrying value	$7,212	$7,210
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
Generally, the Company does not require collateral to secure receivables. As of September 30, 2023, the Company had no individual customers that accounted for 10% or more of the Company’s receivables. As of June 30, 2023, the Company had one customer that accounted for approximately 11% of the Company’s receivables.
NOTE 5. BORROWINGS
Borrowings include senior notes (See Note 9—Borrowings in the 2023 Form 10-K under the heading “Public Debt – Senior Notes Issued”) of which $1.25 billion of 4.030% senior notes are due in January 2024. In October 2023, the Company issued $1.25 billion of 6.500% senior notes due 2033. In addition, the Company is party to a credit agreement providing a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of June 2028 (See Note 9—Borrowings in the 2023 Form 10-K under the heading “Revolving Credit Agreement”). As of September 30, 2023, there were no borrowings outstanding under the revolving credit agreement.
NOTE 6. STOCKHOLDERS’ EQUITY
Stock Repurchase Program
The Company’s Board of Directors (the “Board”) has authorized a stock repurchase program under which the Company can repurchase $7 billion of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”). The program has no time limit and may be modified, suspended or discontinued at any time.
In connection with the stock repurchase program, the Company entered into an accelerated share repurchase (“ASR”) agreement in February 2023, under which the Company paid a third-party financial institution $1 billion and received an initial delivery of approximately 22.5 million shares of Class A Common Stock, representing 80% of the shares expected to be repurchased under the ASR agreement, at a price of $35.54 per share, which was the Nasdaq Global Select Market (“Nasdaq”) closing share price of the Class A Common Stock on February 8, 2023. Upon settlement of the ASR agreement in August 2023, the Company received a final delivery of approximately 7.8 million shares of Class A Common Stock. The final number of shares purchased under the ASR agreement was determined using a price of $33.03 per share (the volume-

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
weighted average market price of the Class A Common Stock on Nasdaq during the term of the ASR agreement less a discount). The Company accounted for the ASR agreement as two separate transactions. The initial delivery of Class A Common Stock was accounted for as a treasury stock transaction recorded on the acquisition date. The final settlement of Class A Common Stock was accounted for as a forward contract indexed to the Class A Common Stock and qualified as an equity transaction.
In total, the Company repurchased approximately 15.4 million shares of Class A Common Stock for approximately $250 million during the three months ended September 30, 2023.
Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.
As of September 30, 2023, the Company’s remaining stock repurchase authorization was approximately $2.15 billion. Subsequent to September 30, 2023, the Company repurchased approximately 1.6 million shares of Class A Common Stock for approximately $50 million.
Dividends
The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the three months ended September 30,
	2023	2022
Cash dividend per share	$0.26	$0.25
The Company declared a semi-annual dividend of $0.26 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended September 30, 2023, which was paid on September 27, 2023.
NOTE 7. EQUITY-BASED COMPENSATION
The Company has equity-based compensation plans, including the Fox Corporation 2019 Shareholder Alignment Plan (See Note 12—Equity-Based Compensation in the 2023 Form 10-K).
The following table summarizes the Company’s equity-based compensation:

	For the three months ended September 30,
	2023	2022
	(in millions)
Equity-based compensation	$24	$7
Intrinsic value of all settled equity-based awards	$65	$76
Tax benefit on settled equity-based awards	$10	$14
The Company’s equity-based awards are settled in Class A Common Stock. As of September 30, 2023, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $150 million and is expected to be recognized over a weighted average period between one and two years.
As of September 30, 2023 and 2022, the Company had approximately 5 million and 6 million stock options outstanding, respectively. The computation of diluted earnings per share did not include stock options

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
outstanding during each period presented if their inclusion would have been antidilutive, and, for those shares that are contingently issuable, all necessary conditions have not been satisfied for the periods presented.
Awards Vested and Granted
Restricted Stock Units
During the three months ended September 30, 2023 and 2022, restricted stock units (“RSUs”) with a value of approximately $1.7 million and $1.5 million vested and RSUs with a value of approximately $1.8 million and $2.0 million were granted, respectively. These RSUs generally vest in equal annual installments over a three-year period subject to participants’ continued employment with the Company.
Performance-Based Stock Options
During the three months ended September 30, 2023 and 2022, the Company granted approximately 4 million performance-based stock options, in each period, which will vest in full at the end of a three-year performance period if the market condition is met, and have a term of seven years thereafter.
NOTE 8. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of September 30, 2023 and June 30, 2023 were approximately $38 billion and $39 billion, respectively. The decrease from June 30, 2023 was primarily due to sports programming rights payments.
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
U.K. Newspaper Matters Indemnity
In connection with the separation of Twenty-First Century Fox, Inc. (“21CF”) and News Corporation in June 2013 (the “21CF News Corporation Separation”), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the Separation Agreement (as defined in Note 1—Description of Business and Basis of Presentation in the 2023 Form 10-K under the heading “The Transaction”), the Company assumed certain costs and liabilities related to the U.K. Newspaper Matters Indemnity. The liability recorded in the Balance Sheets related to the indemnity was approximately $115 million as of June 30, 2023 and approximately $100 million as of September 30, 2023.
Defamation and Disparagement Claims
From time to time, the Company and its news businesses, including FOX News Media and the FOX Television Stations, and their employees are subject to lawsuits alleging defamation or disparagement. These include lawsuits filed by Smartmatic USA Corp. and certain of its affiliates (collectively, “Smartmatic”) in February 2021 seeking $2.7 billion in damages and Dominion Voting Systems, Inc. and certain of its affiliates (collectively, “Dominion”) in March 2021 seeking $1.6 billion in damages. On March 31, 2023, the court in the Dominion case issued its rulings on summary judgment motions that were unfavorable to the Company. Following these rulings, on April 18, 2023, the Company and its subsidiary, Fox News Network, LLC, entered into a Release and Settlement Agreement with Dominion pursuant to which the parties agreed to resolve the lawsuits among them. The Company paid an aggregate of approximately $800 million to settle this and a related lawsuit in April 2023.
The Company continues to believe the Smartmatic and other pending lawsuits alleging defamation or disparagement are without merit and intends to defend against them vigorously, including through any appeals. Discovery in the Smartmatic case, including depositions, remains ongoing, and expert discovery and summary judgment and other key motions will follow. At this time, a trial in the Smartmatic lawsuit is not expected to commence until 2025. The Company is unable to predict the final outcome of these matters and has determined that a loss in the Smartmatic case is neither probable nor reasonably estimable. There can be no assurance that the ultimate resolution of these pending matters will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
On April 11, 2023 and April 20, 2023, stockholders of the Company filed derivative lawsuits in the Delaware Court of Chancery against certain directors of the Company under the captions Schwarz v. Murdoch et al., C.A. No. 2023-0418 (Del. Ch.) and Greenberg et al. v. Murdoch et al., C.A. No. 2023-0440 (Del. Ch.). The Delaware Court of Chancery consolidated the lawsuits into one matter captioned In re Fox Corporation Deriv. Litig., C.A. No. 2023-0418 (Del.Ch.). Two additional derivative lawsuits were subsequently filed by the Company’s stockholders in the same court on September 12, 2023 against certain directors and officers of the Company and are part of the consolidated lawsuit. Each of the lawsuits names the Company as a nominal defendant. The complaints allege that certain directors and officers, as applicable, breached their fiduciary duties by allowing the Company’s news channel to air allegations regarding election fraud in connection with the 2020 U.S. Presidential election, which resulted in significant defamation litigation. The plaintiffs seek orders awarding damages in favor of the Company; directing the Company to reform and improve its policies and procedures; and awarding the plaintiffs attorneys' fees and costs. The Company intends to vigorously contest the lawsuit.
Other
The Company’s operations are subject to tax primarily in various domestic jurisdictions and as a matter of course, the Company is regularly audited by federal and state tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. Each member of the 21CF consolidated group, which includes 21CF, the Company (prior to the Transaction (as defined in Note 1—Description of Business and Basis of Presentation in the 2023 Form 10-K under the heading “The Transaction”)) and 21CF’s other subsidiaries, is jointly and severally liable for the U.S. federal income and, in certain jurisdictions, state tax liabilities of each other member of the consolidated group. Consequently, the Company could be liable in the event any such

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
liability is incurred, and not discharged, by any other member of the 21CF consolidated group. The tax matters agreement entered into in connection with the Separation (as defined in Note 1—Description of Business and Basis of Presentation in the 2023 Form 10-K under the heading “The Transaction”) requires 21CF and/or The Walt Disney Company to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the Internal Revenue Service in amounts that the Company cannot quantify.
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. Pension plans and postretirement benefit plans are closed to new participants with the exception of a small group covered by collective bargaining agreements. The net periodic benefit cost was $13 million and $16 million for the three months ended September 30, 2023 and 2022, respectively.
NOTE 10. SEGMENT INFORMATION
The Company is a news, sports and entertainment company, which manages and reports its businesses in the following segments:
•Cable Network Programming, which produces and licenses news and sports content distributed through traditional cable television systems, direct broadcast satellite operators and telecommunication companies, virtual multi-channel video programming distributors and other digital platforms, primarily in the U.S.
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

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables set forth the Company’s Revenues and Segment EBITDA for the three months ended September 30, 2023 and 2022:

	For the three months ended September 30,
	2023	2022
	(in millions)
Revenues
Cable Network Programming	$1,387	$1,431
Television	1,780	1,714
Other, Corporate and Eliminations	40	47
Total revenues	$3,207	$3,192
Segment EBITDA
Cable Network Programming	$607	$742
Television	351	409
Other, Corporate and Eliminations	(89)	(59)
Amortization of cable distribution investments	(4)	(4)
Depreciation and amortization	(96)	(99)
Interest expense, net	(42)	(68)
Other, net	(166)	(76)
Income before income tax expense	561	845
Income tax expense	(146)	(232)
Net income	415	613
Less: Net income attributable to noncontrolling interests	(8)	(8)
Net income attributable to Fox Corporation stockholders	$407	$605
Revenues by Segment by Component

	For the three months ended September 30,
	2023	2022
	(in millions)
Cable Network Programming
Affiliate fee	$1,005	$1,029
Advertising	290	316
Other	92	86
Total Cable Network Programming revenues	1,387	1,431
Television
Advertising	910	905
Affiliate fee	735	682
Other	135	127
Total Television revenues	1,780	1,714
Other, Corporate and Eliminations	40	47
Total revenues	$3,207	$3,192

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended September 30,
	2023	2022
	(in millions)
Depreciation and amortization
Cable Network Programming	$18	$17
Television	29	29
Other, Corporate and Eliminations	49	53
Total depreciation and amortization	$96	$99

	As of September 30, 2023	As of June 30, 2023
	(in millions)
Assets
Cable Network Programming	$2,662	$2,658
Television	8,267	7,803
Other, Corporate and Eliminations	9,843	10,371
Investments	877	1,034
Total assets	$21,649	$21,866
NOTE 11. ADDITIONAL FINANCIAL INFORMATION
Interest Expense, net
The following table sets forth the components of Interest expense, net included in the Statements of Operations:

	For the three months ended September 30,
	2023	2022
	(in millions)
Interest expense	$(91)	$(87)
Interest income	49	19
Total interest expense, net	$(42)	$(68)

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other, net
The following table sets forth the components of Other, net included in the Statements of Operations:

	For the three months ended September 30,
	2023	2022
	(in millions)
Net (losses) gains on investments in equity securities(a)	$(171)	$21
U.K. Newspaper Matters Indemnity(b)	(5)	(61)
Other	10	(36)
Total other, net	$(166)	$(76)

(a)	Net (losses) gains on investments in equity securities includes the (losses) gains related to the change in fair value of the Company’s investment in Flutter (See Note 4—Fair Value).
(b)
See Note 8—Commitments and Contingencies under the headings “U.K. Newspaper Matters Indemnity.” The decrease for the three months ended September 30, 2023, as compared to the corresponding period of fiscal 2023, was attributable to an increase in the number of civil claims submitted in fiscal 2023 in advance of the September 30, 2022 cutoff date set by the judge for this phase of the litigation.

Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of September 30, 2023	As of June 30, 2023
	(in millions)
Operating lease assets	$931	$947
Investments(a)	877	1,034
Inventories, net	737	642
Grantor Trust	262	276
Other	249	269
Total other non-current assets	$3,056	$3,168

(a)	Includes investments accounted for at fair value on a recurring basis of $727 million and $884 million as of September 30, 2023 and June 30, 2023, respectively (See Note 4—Fair Value).

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accounts Payable, Accrued Expenses and Other Current Liabilities
The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of September 30, 2023	As of June 30, 2023
	(in millions)
Programming payable	$849	$785
Accrued expenses	812	1,028
Deferred revenue	254	160
Operating lease liabilities	70	72
Other current liabilities	354	469
Total accounts payable, accrued expenses and other current liabilities	$2,339	$2,514
Other Liabilities
The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of September 30, 2023	As of June 30, 2023
	(in millions)
Non-current operating lease liabilities	$907	$925
Accrued non-current pension/postretirement liabilities	334	361
Other non-current liabilities	178	198
Total other liabilities	$1,419	$1,484
Future Performance Obligations
As of September 30, 2023, approximately $5.6 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to affiliate contracts, sports advertising contracts and content licensing contracts with fixed fees. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.
Supplemental Information

	For the three months ended September 30,
	2023	2022
	(in millions)
Supplemental cash flows information
Cash paid for interest	$(158)	$(151)
Cash paid for income taxes	$(2)	$(8)

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Readers should carefully review this document and the other documents filed by Fox Corporation (“FOX” or the “Company”) with the Securities and Exchange Commission (the “SEC”). This section should be read together with the unaudited interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended June 30, (“fiscal”) 2023 as filed with the SEC on August 11, 2023 (the “2023 Form 10-K”). The unaudited consolidated financial statements are referred to as the “Financial Statements” herein.
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three months ended September 30, 2023 and 2022 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2023 and 2022. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2023 and 2022, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of September 30, 2023. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
•Caution Concerning Forward-Looking Statements—This section provides a description of the use of forward-looking information appearing in this Quarterly Report on Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such information is based on management’s current expectations about future events which are subject to change and to inherent risks and uncertainties. Refer to Part I., Item 1A. “Risk Factors” in the 2023 Form 10-K for a discussion of the risk factors applicable to the Company.
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
RESULTS OF OPERATIONS
Results of Operations—For the three months ended September 30, 2023 versus the three months ended September 30, 2022.
The following table sets forth the Company’s operating results for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022:

	For the three months ended September 30,
	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$1,740	$1,711	$29	2%
Advertising	1,200	1,220	(20)	(2)%
Other	267	261	6	2%
Total revenues	3,207	3,192	15	—%
Operating expenses	(1,862)	(1,656)	(206)	(12)%
Selling, general and administrative	(480)	(448)	(32)	(7)%
Depreciation and amortization	(96)	(99)	3	3%
Interest expense, net	(42)	(68)	26	38%
Other, net	(166)	(76)	(90)	**
Income before income tax expense	561	845	(284)	(34)%
Income tax expense	(146)	(232)	86	37%
Net income	415	613	(198)	(32)%
Less: Net income attributable to noncontrolling interests	(8)	(8)	—	—%
Net income attributable to Fox Corporation stockholders	$407	$605	$(198)	(33)%

**	not meaningful
Overview
The Company’s revenues remained consistent for the three months ended September 30, 2023, as compared to the corresponding period of fiscal 2023, as higher affiliate fee revenue was offset by lower advertising revenue. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals, partially offset by a lower average number of subscribers across all networks. The decrease in advertising revenue was primarily attributable to lower political advertising revenue at the FOX Television Stations principally due to the absence of prior year advertiser expenditures in advance of the November 2022 U.S. midterm elections, lower pricing in the direct response marketplace at FOX News Media and lower ratings at the FOX Network. Partially offsetting this decrease was the broadcast of the Fédération International de Football Association (“FIFA”) Women’s World Cup and continued growth at Tubi.
Operating expenses increased 12% for the three months ended September 30, 2023, as compared to the corresponding period of fiscal 2023, primarily due to higher sports programming rights amortization and production costs driven by the broadcast of the FIFA Women’s World Cup and the renewed contract with the National Football League (“NFL”), and higher expenses associated with FOX’s digital investments.

Selling, general and administrative expenses increased 7% for the three months ended September 30, 2023, as compared to the corresponding period of fiscal 2023, primarily due to higher employee-related costs as a result of the transition and separation of a named executive officer of the Company.
Interest expense, net—Interest expense, net decreased 38% for the three months ended September 30, 2023, as compared to the corresponding period of fiscal 2023, primarily due to higher interest income as a result of higher interest rates.
Other, net—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net.”
Income tax expense—The Company’s tax provision and related effective tax rate of 26% for the three months ended September 30, 2023 was higher than the statutory rate of 21% primarily due to state taxes and other permanent items.
The Company's tax provision and related effective tax rate of 27% for the three months ended September 30, 2022 was higher than the statutory rate of 21% primarily due to state taxes.
Net income—Net income decreased 32% for the three months ended September 30, 2023, as compared to the corresponding period of fiscal 2023, primarily due to lower Segment EBITDA (as defined below) and the change in fair value of the Company’s investment in Flutter Entertainment plc, partially offset by lower expenses for income tax and the U.K. Newspaper Matters Indemnity (See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net”).
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
The following tables set forth the Company’s Revenues and Segment EBITDA for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022:

	For the three months ended September 30,
	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Cable Network Programming	$1,387	$1,431	$(44)	(3)%
Television	1,780	1,714	66	4%
Other, Corporate and Eliminations	40	47	(7)	(15)%
Total revenues	$3,207	$3,192	$15	—%

	For the three months ended September 30,
	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)
Segment EBITDA
Cable Network Programming	$607	$742	$(135)	(18)%
Television	351	409	(58)	(14)%
Other, Corporate and Eliminations	(89)	(59)	(30)	(51)%
Adjusted EBITDA(a)	$869	$1,092	$(223)	(20)%

(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.
Cable Network Programming (43% and 45% of the Company’s revenues for the first three months of fiscal 2024 and 2023, respectively)

	For the three months ended September 30,
	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$1,005	$1,029	$(24)	(2)%
Advertising	290	316	(26)	(8)%
Other	92	86	6	7%
Total revenues	1,387	1,431	(44)	(3)%
Operating expenses	(649)	(564)	(85)	(15)%
Selling, general and administrative	(135)	(129)	(6)	(5)%
Amortization of cable distribution investments	4	4	—	—%
Segment EBITDA	$607	$742	$(135)	(18)%
Revenues at the Cable Network Programming segment decreased 3% for the three months ended September 30, 2023, as compared to the corresponding period of fiscal 2023, due to lower affiliate fee and advertising revenues, partially offset by higher other revenues. The decrease in affiliate fee revenue was primarily due to a decrease in the average number of subscribers, partially offset by higher average rates per subscriber, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals. The decrease in advertising revenue was primarily due to lower pricing in the direct response marketplace and lower ratings at FOX News Media, partially offset by higher pricing in the national marketplace at FOX News Media and the broadcast of the FIFA Women’s World Cup at the national sports networks during the current year quarter. The increase in other revenues was primarily due to the timing of sports sublicensing revenue at the national sports networks.
Cable Network Programming Segment EBITDA decreased 18% for the three months ended September 30, 2023, as compared to the corresponding period of fiscal 2023, due to the revenue decreases noted above and higher expenses. Operating expenses increased primarily due to higher sports programming rights amortization and production costs led by the broadcast of the FIFA Women’s World Cup.

Television (56% and 54% of the Company’s revenues for the first three months of fiscal 2024 and 2023, respectively)

	For the three months ended September 30,
	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Advertising	$910	$905	$5	1%
Affiliate fee	735	682	53	8%
Other	135	127	8	6%
Total revenues	1,780	1,714	66	4%
Operating expenses	(1,198)	(1,071)	(127)	(12)%
Selling, general and administrative	(231)	(234)	3	1%
Segment EBITDA	$351	$409	$(58)	(14)%
Revenues at the Television segment increased 4% for the three months ended September 30, 2023, as compared to the corresponding period of fiscal 2023, due to higher advertising, affiliate fee and other revenues. The increase in advertising revenue was primarily due to the broadcast of the FIFA Women’s World Cup and continued growth at Tubi, partially offset by lower political advertising revenue at the FOX Television Stations principally due to the absence of prior year advertiser expenditures in advance of the November 2022 U.S. midterm elections, and lower ratings at the FOX Network. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations. The increase in other revenues was primarily due to the timing of participation revenues at FOX’s entertainment production companies.
Television Segment EBITDA decreased 14% for the three months ended September 30, 2023, as compared to the corresponding period of fiscal 2023, as the revenue increases noted above were more than offset by higher expenses. Operating expenses increased primarily due to higher sports programming rights amortization and production costs principally due to the broadcast of the FIFA Women’s World Cup and the renewed NFL contract, and higher expenses associated with FOX’s digital investments.
Other, Corporate and Eliminations (1% of the Company’s revenues for the first three months of fiscal 2024 and 2023)

	For the three months ended September 30,
	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues	$40	$47	$(7)	(15)%
Operating expenses	(15)	(21)	6	29%
Selling, general and administrative	(114)	(85)	(29)	(34)%
Segment EBITDA	$(89)	$(59)	$(30)	(51)%
Revenues at the Other, Corporate and Eliminations segment for the three months ended September 30, 2023 and 2022 include revenues generated by Credible and the operation of the FOX Studio Lot for third parties. Operating expenses for the three months ended September 30, 2023 and 2022 include advertising and promotional expenses at Credible. Selling, general and administrative expenses for the three months ended September 30, 2023 and 2022 primarily relate to employee costs, professional fees and the costs of operating the FOX Studio Lot. Selling, general and administrative expenses increased primarily due to higher employee-related costs as a result of the transition and separation of a named executive officer of the Company.

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
The following table reconciles Net income to Adjusted EBITDA for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022:

	For the three months ended September 30,
	2023	2022
	(in millions)
Net income	$415	$613
Add
Amortization of cable distribution investments	4	4
Depreciation and amortization	96	99
Interest expense, net	42	68
Other, net	166	76
Income tax expense	146	232
Adjusted EBITDA	$869	$1,092
The following table sets forth the computation of Adjusted EBITDA for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

	For the three months ended September 30,
	2023	2022
	(in millions)
Revenues	$3,207	$3,192
Operating expenses	(1,862)	(1,656)
Selling, general and administrative	(480)	(448)
Amortization of cable distribution investments	4	4
Adjusted EBITDA	$869	$1,092

LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company has approximately $3.8 billion of cash and cash equivalents as of September 30, 2023 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 5—Borrowings to the accompanying Financial Statements). The Company also has access to the worldwide capital markets, subject to market conditions. In October 2023, the Company issued $1.25 billion of senior notes. As of September 30, 2023, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any noncompliance with such covenants.
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
Sources and Uses of Cash
Net cash provided by operating activities for the three months ended September 30, 2023 and 2022 was as follows (in millions):

For the three months ended September 30,	2023	2022
Net cash provided by operating activities	$1	$270
The decrease in net cash provided by operating activities during the three months ended September 30, 2023, as compared to the corresponding period of fiscal 2023, was primarily due to higher sports rights payments principally due to the renewed contract with the NFL, payments associated with the restructuring in the fourth quarter of fiscal 2023 and lower political advertising receipts due to the absence of the November 2022 U.S. midterm elections.
Net cash used in investing activities for the three months ended September 30, 2023 and 2022 was as follows (in millions):

For the three months ended September 30,	2023	2022
Net cash used in investing activities	$(58)	$(118)
The decrease in net cash used in investing activities during the three months ended September 30, 2023, as compared to the corresponding period of fiscal 2023, was primarily due to the absence of investments in equity securities.
Net cash used in financing activities for the three months ended September 30, 2023 and 2022 was as follows (in millions):

For the three months ended September 30,	2023	2022
Net cash used in financing activities	$(386)	$(402)
The decrease in net cash used in financing activities during the three months ended September 30, 2023, as compared to the corresponding period of fiscal 2023, was primarily due to lower dividend payments as a result of fewer shares outstanding.

Stock Repurchase Program
See Note 6—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program.”
Dividends
The Company declared a semi-annual dividend of $0.26 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended September 30, 2023, which was paid on September 27, 2023.
Debt Instruments
Borrowings include senior notes (See Note 5—Borrowings to the accompanying Financial Statements).
Ratings of the Senior Notes
The following table summarizes the Company’s credit ratings as of September 30, 2023:

Rating Agency	Senior Debt	Outlook
Moody’s	Baa2	Stable
Standard & Poor’s	BBB	Stable
Revolving Credit Agreement
The Company has an unused five-year $1.0 billion unsecured revolving credit facility with a maturity date of June 2028 (See Note 5—Borrowings to the accompanying Financial Statements).
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
•the impact of COVID-19 and other widespread health emergencies or pandemics and measures to contain their spread; and
•the other risks and uncertainties detailed in Part I, Item 1A. ‘Risk Factors’ in the 2023 Form 10-K.
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
There have been no material changes in the market risks reported in the 2023 Form 10-K.
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
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.        LEGAL PROCEEDINGS
See Note 8—Commitments and Contingencies to the accompanying Unaudited Consolidated Financial Statements of FOX under the heading “Contingencies” for a discussion of the Company’s legal proceedings.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as filed with the Securities and Exchange Commission on August 11, 2023, except as set forth below:
The loss of key personnel, including talent, could disrupt the management or operations of the Company’s business and adversely affect its revenues.
The Company's business depends on the continued efforts and abilities of key personnel, including news, sports and entertainment personalities. The loss of such personnel could disrupt the management or operations of the Company’s business and adversely affect its revenues. The Company employs or independently contracts with several news, sports and entertainment personalities who are featured on programming the Company offers. News, sports and entertainment personalities sometimes have a significant impact on the ranking of a cable network or station and its ability to attract and retain an audience and sell advertising. There can be no assurance that our news, sports and entertainment personalities will remain with us or retain their current appeal, that the costs associated with retaining current talent and hiring new talent will be favorable or acceptable to us, or that new talent will be as successful as their predecessors. Any of the foregoing could adversely affect the Company's business, financial condition or results of operations.
Labor disputes may disrupt our operations and adversely affect the Company’s business, financial condition or results of operations.
In a variety of the Company's businesses, the Company and its partners engage the services of writers, directors, actors, musicians and other creative talent, production crew members, trade employees and others whose services are subject to collective bargaining agreements. Certain of these are industry-wide agreements, and the Company lacks practical influence with respect to the negotiation and terms of collective bargaining agreements. The writers guild (“WGA”), screen actors guild (“SAG-AFTRA”) and directors guild (“DGA”) collective bargaining agreements expired in 2023. The WGA members went on strike in May 2023 and the SAG-AFTRA members went on strike in July 2023. In June 2023, the DGA announced that it had reached a tentative agreement with the Association of Motion Picture and Television Producers (the “AMPTP”), which negotiates with the guilds on behalf of content producers. In September 2023, the WGA similarly announced that it had reached a tentative agreement with the AMPTP. When negotiations to renew collective bargaining agreements are not successful or become unproductive, strikes, work stoppages or lockouts have occurred, such as the WGA and SAG-AFTRA strikes in the Spring and Summer of 2023, and further strikes, work stoppages or lockouts could occur in the future. Such events have caused, and may continue to cause, delays in production and may lead to higher costs in connection with new collective bargaining agreements, which could reduce profit margins and could, over the long term, have an adverse effect on the Company's business, financial condition or results of operations.
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
In June 2013, Twenty-First Century Fox, Inc. completed the separation of its businesses into two independent publicly traded companies by distributing to its shareholders shares of a new company called

News Corporation (“News Corp”). Certain of the Company’s directors and executive officers own shares of common stock of News Corp, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of the Company’s officers and directors also serve as officers and/or as directors of News Corp. K. Rupert Murdoch, who currently serves as the Company’s Chair and News Corp’s Executive Chair, is stepping down from these roles effective as of each company’s annual shareholder meeting in mid-November 2023 and will be appointed Chairman Emeritus of each company. Our Executive Chair and Chief Executive Officer, Lachlan K. Murdoch, currently serves as News Corp’s Co-Chair and will become sole Chair of News Corp following its annual shareholder meeting. This ownership of or service to both companies may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for News Corp and the Company. In addition to any other arrangements that the Company and News Corp may agree to implement, the Company and News Corp have agreed that officers and directors who serve at both companies will recuse themselves from decisions where conflicts arise due to their positions at both companies.
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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of the Company’s repurchases of its Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) during the three months ended September 30, 2023:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
July 1, 2023 - July 31, 2023	1,487,736	$33.61
August 1, 2023 - August 31, 2023(d)	10,481,608	8.62
September 1, 2023 - September 30, 2023	3,468,283	31.62
Total(d)	15,437,627	16.19	$2,150

(a)
The Company has not made any purchases of Class A Common Stock or Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), other than in connection with the publicly announced stock repurchase program described below.

(b)	These amounts exclude any fees, commissions or other costs associated with the share repurchases.
(c)
The Company’s Board of Directors has authorized a stock repurchase program, under which the Company can repurchase $7 billion of Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time.

(d)
In February 2023, in connection with the stock repurchase program, the Company entered into an accelerated share repurchase (“ASR”) agreement in which the Company paid a third-party financial institution $1 billion and received an initial delivery of approximately 22.5 million shares of Class A Common Stock, representing 80% of the shares expected to be repurchased under the ASR agreement, at a price of $35.54 per share. Upon settlement of the ASR agreement in August 2023, the Company received a final delivery of approximately 7.8 million shares of Class A Common Stock. The final number of shares purchased under the ASR agreement was determined using a price of $33.03 per share (the volume-weighted average market price of the Class A Common Stock on the Nasdaq Global Select Market during the term of the ASR agreement less a discount) (See Note 6—Stockholders’ Equity to the accompanying Unaudited Consolidated Financial Statements of FOX under the heading “Stock Repurchase Program”).

In total, the Company repurchased approximately 15.4 million shares of Class A Common Stock for approximately $250 million during the three months ended September 30, 2023.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
Not applicable.
ITEM 6.        EXHIBITS
(a)    Exhibits.

10.1	Form of Amended and Restated Indemnification Agreement.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended September 30, 2023 and 2022; (iii) Consolidated Balance Sheets as of September 30, 2023 (unaudited) and June 30, 2023 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2023 and 2022; (v) Unaudited Consolidated Statements of Equity for the three months ended September 30, 2023 and 2022; and (vi) Notes to the Unaudited Consolidated Financial Statements.*

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

Date: November 2, 2023