Form 10-Q
period 2023-12-31
Fox Corp
filed 2024-02-07
CIK 1754301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 5, 2024, 239,295,115 shares of Class A Common Stock, par value $0.01 per share, and 235,581,025 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

FOX CORPORATION
FORM 10-Q

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
Revenues	$4,234	$4,605	$7,441	$7,797
Operating expenses	(3,393)	(3,528)	(5,255)	(5,184)
Selling, general and administrative	(495)	(550)	(975)	(998)
Depreciation and amortization	(97)	(103)	(193)	(202)
Interest expense, net	(72)	(60)	(114)	(128)
Other, net	(46)	73	(212)	(3)
Income before income tax expense	131	437	692	1,282
Income tax expense	(16)	(116)	(162)	(348)
Net income	115	321	530	934
Less: Net income attributable to noncontrolling interests	(6)	(8)	(14)	(16)
Net income attributable to Fox Corporation stockholders	$109	$313	$516	$918

EARNINGS PER SHARE DATA

Weighted average shares:
Basic	481	541	487	545
Diluted	482	543	488	547

Net income attributable to Fox Corporation stockholders per share - basic and diluted	$0.23	$0.58	$1.06	$1.68
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
Net income	$115	$321	$530	$934
Other comprehensive income, net of tax:
Benefit plan adjustments and other	5	9	3	7
Other comprehensive income, net of tax	5	9	3	7
Comprehensive income	120	330	533	941
Less: Net income attributable to noncontrolling interests(a)	(6)	(8)	(14)	(16)
Comprehensive income attributable to Fox Corporation stockholders	$114	$322	$519	$925

(a)
Net income attributable to noncontrolling interests includes $(4) million and $(5) million for the three months ended December 31, 2023 and 2022, respectively, and $(4) million and $(10) million for the six months ended December 31, 2023 and 2022, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of December 31, 2023	As of June 30, 2023
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$4,122	$4,272
Receivables, net	3,001	2,177
Inventories, net	1,038	543
Other	340	265
Total current assets	8,501	7,257
Non-current assets
Property, plant and equipment, net	1,676	1,708
Intangible assets, net	3,061	3,084
Goodwill	3,559	3,559
Deferred tax assets	3,065	3,090
Other non-current assets	2,984	3,168
Total assets	$22,846	$21,866
LIABILITIES AND EQUITY
Current liabilities
Borrowings	$1,250	$1,249
Accounts payable, accrued expenses and other current liabilities	2,457	2,514
Total current liabilities	3,707	3,763
Non-current liabilities
Borrowings	7,195	5,961
Other liabilities	1,376	1,484
Redeemable noncontrolling interests	243	213
Commitments and contingencies
Equity
Class A Common Stock(a)	3	3
Class B Common Stock(b)	2	2
Additional paid-in capital	7,879	8,253
Retained earnings	2,514	2,269
Accumulated other comprehensive loss	(146)	(149)
Total Fox Corporation stockholders’ equity	10,252	10,378
Noncontrolling interests	73	67
Total equity	10,325	10,445
Total liabilities and equity	$22,846	$21,866

(a)
Class A Common Stock, $0.01 par value per share, 2,000,000,000 shares authorized, 240,828,814 shares and 262,899,364 shares issued and outstanding at par as of December 31, 2023 and June 30, 2023, respectively.

(b)
Class B Common Stock, $0.01 par value per share, 1,000,000,000 shares authorized, 235,581,025 shares and 235,581,025 shares issued and outstanding at par as of December 31, 2023 and June 30, 2023, respectively.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the six months ended December 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$530	$934
Adjustments to reconcile net income to cash used in operating activities
Depreciation and amortization	193	202
Amortization of cable distribution investments	8	8
Equity-based compensation	48	32
Other, net	212	3
Deferred income taxes	29	152
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(853)	(952)
Inventories net of programming payable	(405)	(420)
Accounts payable and accrued expenses	(180)	(152)
Other changes, net	(117)	(68)
Net cash used in operating activities	(535)	(261)
INVESTING ACTIVITIES
Property, plant and equipment	(150)	(153)
Purchase of investments	(6)	(50)
Other investing activities, net	13	(18)
Net cash used in investing activities	(143)	(221)
FINANCING ACTIVITIES
Borrowings	1,232	—
Repurchase of shares	(500)	(500)
Dividends paid and distributions	(142)	(155)
Sale of subsidiary noncontrolling interest	—	25
Other financing activities, net	(62)	(30)
Net cash provided by (used in) financing activities	528	(660)
Net decrease in cash and cash equivalents	(150)	(1,142)
Cash and cash equivalents, beginning of year	4,272	5,200
Cash and cash equivalents, end of period	$4,122	$4,058
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(IN MILLIONS)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Fox Corporation Stockholders’ Equity	Noncontrolling Interests(a)	Total Equity
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, September 30, 2023	249	$3	235	$2	$7,991	$2,539	$(151)	$10,384	$67	$10,451
Net income	—	—	—	—	—	109	—	109	10	119
Other comprehensive income	—	—	—	—	—	—	5	5	—	5
Shares repurchased	(9)	—	—	—	(139)	(114)	—	(253)	—	(253)
Other	1	—	—	—	27	(20)	—	7	(4)	3
Balance, December 31, 2023	241	$3	235	$2	$7,879	$2,514	$(146)	$10,252	$73	$10,325
Balance, September 30, 2022	303	$3	241	$2	$8,949	$2,795	$(228)	$11,521	$64	$11,585
Net income	—	—	—	—	—	313	—	313	13	326
Other comprehensive income	—	—	—	—	—	—	9	9	—	9
Shares repurchased	(6)	—	(2)	—	(137)	(113)	—	(250)	—	(250)
Other	1	—	(1)	—	24	(10)	—	14	(8)	6
Balance, December 31, 2022	298	$3	238	$2	$8,836	$2,985	$(219)	$11,607	$69	$11,676
Balance, June 30, 2023	263	$3	235	$2	$8,253	$2,269	$(149)	$10,378	$67	$10,445
Net income	—	—	—	—	—	516	—	516	18	534
Other comprehensive income	—	—	—	—	—	—	3	3	—	3
Dividends	—	—	—	—	—	(127)	—	(127)	—	(127)
Shares repurchased	(24)	—	—	—	(397)	(108)	—	(505)	—	(505)
Other	2	—	—	—	23	(36)	—	(13)	(12)	(25)
Balance, December 31, 2023	241	$3	235	$2	$7,879	$2,514	$(146)	$10,252	$73	$10,325
Balance, June 30, 2022	308	$3	243	$3	$9,098	$2,461	$(226)	$11,339	$36	$11,375
Net income	—	—	—	—	—	918	—	918	26	944
Other comprehensive income	—	—	—	—	—	—	7	7	—	7
Dividends	—	—	—	—	—	(137)	—	(137)	—	(137)
Shares repurchased	(11)	—	(5)	—	(261)	(239)	—	(500)	—	(500)
Other	1	—	—	(1)	(1)	(18)	—	(20)	7	(13)
Balance, December 31, 2022	298	$3	238	$2	$8,836	$2,985	$(219)	$11,607	$69	$11,676

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 4—Fair Value under the heading “Redeemable Noncontrolling Interests”).
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
NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS
The Company’s acquisitions support the Company’s strategy to strengthen its core brands, grow its digital businesses and selectively enhance production capabilities for its digital and linear platforms. During the six months ended December 31, 2023 and 2022, the Company made no acquisitions.
On January 12, 2024, the United Football League (the “UFL”) was launched as a professional spring football league that combines the legacy operations of the United States Football League (the “USFL”), a consolidated subsidiary of FOX, and XFL, a third-party company. In connection with the launch of the UFL, the Company contributed USFL assets into the UFL, a newly formed joint venture with XFL.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. INVENTORIES, NET
The Company’s inventories were comprised of the following:

	As of December 31, 2023	As of June 30, 2023
	(in millions)
Licensed programming, including prepaid sports rights	$1,249	$720
Owned programming	518	465
Total inventories, net	1,767	1,185
Less: current portion of inventories, net	(1,038)	(543)
Total non-current inventories, net	$729	$642

Owned programming
Released	$223	$256
In-process or other	295	209
Total	$518	$465
The following table presents the aggregate amortization expense related to Inventories, net included in Operating expenses in the Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
	(in millions)
Total amortization expense	$2,467	$2,566	$3,462	$3,420
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
The following tables present information about financial assets and redeemable noncontrolling interests carried at fair value on a recurring basis:

	Fair value measurements
	As of December 31, 2023
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$785	$785	(a)	$—	$—
Redeemable noncontrolling interests	(243)	—		—	(243)	(b)
Total	$542	$785		$—	$(243)

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
The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
	(in millions)
Beginning of period	$(228)	$(193)	$(213)	$(188)
Net loss	4	5	4	10
Accretion and other	(19)	(8)	(34)	(18)
End of period	$(243)	$(196)	$(243)	$(196)
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

	As of December 31, 2023	As of June 30, 2023
	(in millions)
Borrowings
Fair value	$8,449	$6,895
Carrying value	$8,445	$7,210
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
Generally, the Company does not require collateral to secure receivables. As of December 31, 2023, the Company had no individual customers that accounted for 10% or more of the Company’s receivables. As of June 30, 2023, the Company had one customer that accounted for approximately 11% of the Company’s receivables.
NOTE 5. BORROWINGS
Borrowings include senior notes (See Note 9—Borrowings in the 2023 Form 10-K under the heading “Public Debt – Senior Notes Issued”). In October 2023, the Company issued $1.25 billion of 6.500% senior notes due 2033. In addition, the Company is party to a credit agreement providing a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of June 2028 (See Note 9—Borrowings in the 2023 Form 10-K under the heading “Revolving Credit Agreement”). As of December 31, 2023, there were no borrowings outstanding under the revolving credit agreement. Subsequent to December 31, 2023, $1.25 billion of 4.030% senior notes due in January 2024 matured and were repaid in full.
NOTE 6. STOCKHOLDERS’ EQUITY
Stock Repurchase Program
The Company’s Board of Directors has authorized a stock repurchase program under which the Company can repurchase $7 billion of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”). The program has no time limit and may be modified, suspended or discontinued at any time.
In connection with the stock repurchase program, the Company entered into an accelerated share repurchase (“ASR”) agreement in February 2023, under which the Company paid a third-party financial institution $1 billion and received an initial delivery of approximately 22.5 million shares of Class A Common Stock, representing 80% of the shares expected to be repurchased under the ASR agreement, at a price of $35.54 per share, which was the Nasdaq Global Select Market (“Nasdaq”) closing share price of the Class A Common Stock on February 8, 2023. Upon settlement of the ASR agreement in August 2023, the Company received a final delivery of approximately 7.8 million shares of Class A Common Stock. The final number of

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
shares purchased under the ASR agreement was determined using a price of $33.03 per share (the volume-weighted average market price of the Class A Common Stock on Nasdaq during the term of the ASR agreement less a discount). The Company accounted for the ASR agreement as two separate transactions. The initial delivery of Class A Common Stock was accounted for as a treasury stock transaction recorded on the acquisition date. The final settlement of Class A Common Stock was accounted for as a forward contract indexed to the Class A Common Stock and qualified as an equity transaction.
In total, the Company repurchased approximately 24 million shares of Class A Common Stock for approximately $500 million during the six months ended December 31, 2023.
Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.
As of December 31, 2023, the Company’s remaining stock repurchase authorization was approximately $1.9 billion. Subsequent to December 31, 2023, the Company repurchased approximately 1.6 million shares of Class A Common Stock for approximately $50 million.
Dividends
The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
Cash dividend per share	$—	$—	$0.26	$0.25
Subsequent to December 31, 2023 the Company declared a semi-annual dividend of $0.26 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on March 26, 2024 with a record date for determining dividend entitlements of March 6, 2024.
NOTE 7. EQUITY-BASED COMPENSATION
The Company has equity-based compensation plans, including the Fox Corporation 2019 Shareholder Alignment Plan (See Note 12—Equity-Based Compensation in the 2023 Form 10-K).
The following table summarizes the Company’s equity-based compensation:

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
	(in millions)
Equity-based compensation	$24	$25	$48	$32
Intrinsic value of all settled equity-based awards	$7	$—	$72	$76
Tax benefit on settled equity-based awards	$1	$(1)	$11	$13
The Company’s equity-based awards are settled in Class A Common Stock. As of December 31, 2023, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $125 million and is expected to be recognized over a weighted average period between one and two years.
As of December 31, 2023 and 2022, the Company had approximately 5 million stock options outstanding. The computation of diluted earnings per share did not include stock options outstanding during each period

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
presented if their inclusion would have been antidilutive, and, for those shares that are contingently issuable, all necessary conditions have not been satisfied for the periods presented.
Awards Vested and Granted
Restricted Stock Units
During the six months ended December 31, 2023 and 2022, restricted stock units (“RSUs”) with a value of approximately $1.9 million and $1.5 million vested, respectively, and RSUs with a value of approximately $2.0 million were granted in each period. These RSUs generally vest in equal annual installments over a three-year period subject to participants’ continued employment with the Company.
Performance-Based Stock Options
During the six months ended December 31, 2023 and 2022, the Company granted approximately 4 million performance-based stock options, in each period, which will vest in full at the end of a three-year performance period if the market condition is met, and have a term of seven years thereafter.
NOTE 8. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of December 31, 2023 and June 30, 2023 were approximately $38 billion and $39 billion, respectively. The decrease from June 30, 2023 was primarily due to sports programming rights payments, partially offset by the issuance of $1.25 billion of senior notes in October 2023 (See Note 5—Borrowings).
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
U.K. Newspaper Matters Indemnity
In connection with the separation of Twenty-First Century Fox, Inc. (“21CF”) and News Corporation in June 2013 (the “21CF News Corporation Separation”), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the Separation Agreement (as defined in Note 1—Description of Business and Basis of Presentation in the 2023 Form 10-K under the heading “The Transaction”), the Company assumed certain costs and liabilities related to the U.K. Newspaper Matters Indemnity. The liability recorded in the Balance Sheets related to the indemnity was approximately $115 million as of June 30, 2023 and approximately $90 million as of December 31, 2023.
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
The Company continues to believe the Smartmatic and other pending lawsuits alleging defamation or disparagement are without merit and intends to defend against them vigorously, including through any appeals. Discovery in the Smartmatic case, including depositions and expert discovery, remains ongoing, and summary judgment and other key motions will follow. At this time, a trial in the Smartmatic lawsuit is not expected to commence until 2025. The Company is unable to predict the final outcome of these matters and has determined that a loss in the Smartmatic case is neither probable nor reasonably estimable. There can be no assurance that the ultimate resolution of these pending matters will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
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

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. Pension plans and postretirement benefit plans are closed to new participants with the exception of a small group covered by collective bargaining agreements. The net periodic benefit cost was $14 million and $16 million for the three months ended December 31, 2023 and 2022, respectively, and $27 million and $32 million for the six months ended December 31, 2023 and 2022, respectively.
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

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables set forth the Company’s Revenues and Segment EBITDA for the three and six months ended December 31, 2023 and 2022:

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
	(in millions)
Revenues
Cable Network Programming	$1,658	$1,632	$3,045	$3,063
Television	2,542	2,934	4,322	4,648
Other, Corporate and Eliminations	34	39	74	86
Total revenues	$4,234	$4,605	$7,441	$7,797
Segment EBITDA
Cable Network Programming	$564	$353	$1,171	$1,095
Television	(138)	256	213	665
Other, Corporate and Eliminations	(76)	(78)	(165)	(137)
Amortization of cable distribution investments	(4)	(4)	(8)	(8)
Depreciation and amortization	(97)	(103)	(193)	(202)
Interest expense, net	(72)	(60)	(114)	(128)
Other, net	(46)	73	(212)	(3)
Income before income tax expense	131	437	692	1,282
Income tax expense	(16)	(116)	(162)	(348)
Net income	115	321	530	934
Less: Net income attributable to noncontrolling interests	(6)	(8)	(14)	(16)
Net income attributable to Fox Corporation stockholders	$109	$313	$516	$918
Revenues by Segment by Component

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
	(in millions)
Cable Network Programming
Affiliate fee	$1,031	$1,026	$2,036	$2,055
Advertising	348	451	638	767
Other	279	155	371	241
Total Cable Network Programming revenues	1,658	1,632	3,045	3,063
Television
Advertising	1,654	2,052	2,564	2,957
Affiliate fee	756	686	1,491	1,368
Other	132	196	267	323
Total Television revenues	2,542	2,934	4,322	4,648
Other, Corporate and Eliminations	34	39	74	86
Total revenues	$4,234	$4,605	$7,441	$7,797

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
	(in millions)
Depreciation and amortization
Cable Network Programming	$19	$17	$37	$34
Television	28	30	57	59
Other, Corporate and Eliminations	50	56	99	109
Total depreciation and amortization	$97	$103	$193	$202

	As of December 31, 2023	As of June 30, 2023
	(in millions)
Assets
Cable Network Programming	$2,832	$2,658
Television	9,059	7,803
Other, Corporate and Eliminations	10,117	10,371
Investments	838	1,034
Total assets	$22,846	$21,866
NOTE 11. ADDITIONAL FINANCIAL INFORMATION
Interest Expense, net
The following table sets forth the components of Interest expense, net included in the Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
	(in millions)
Interest expense	$(119)	$(89)	$(210)	$(176)
Interest income	47	29	96	48
Total interest expense, net	$(72)	$(60)	$(114)	$(128)

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other, net
The following table sets forth the components of Other, net included in the Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
	(in millions)
Net (losses) gains on investments in equity securities(a)	$(22)	$114	$(193)	$135
U.K. Newspaper Matters Indemnity(b)	(7)	(21)	(12)	(82)
Other	(17)	(20)	(7)	(56)
Total other, net	$(46)	$73	$(212)	$(3)

(a)
Net (losses) gains on investments in equity securities includes the (losses) gains related to the change in fair value of the Company’s investment in Flutter (See Note 4—Fair Value), and for the three and six months ended December 31, 2023, the losses related to the Company’s investment in a live streaming mobile platform. As a result of an additional round of financing at a lower valuation, a write-down was recognized for this investment which is accounted for using the measurement alternative method.

(b)
See Note 8—Commitments and Contingencies under the headings “U.K. Newspaper Matters Indemnity.” The decrease for the six months ended December 31, 2023, as compared to the corresponding period of fiscal 2023, was attributable to an increase in the number of civil claims submitted in fiscal 2023 in advance of the September 30, 2022 cutoff date set by the judge for this phase of the litigation.

Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of December 31, 2023	As of June 30, 2023
	(in millions)
Operating lease assets	$914	$947
Investments(a)	838	1,034
Inventories, net	729	642
Grantor Trust	247	276
Other	256	269
Total other non-current assets	$2,984	$3,168

(a)	Includes investments accounted for at fair value on a recurring basis of $785 million and $884 million as of December 31, 2023 and June 30, 2023, respectively (See Note 4—Fair Value).

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accounts Payable, Accrued Expenses and Other Current Liabilities
The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of December 31, 2023	As of June 30, 2023
	(in millions)
Programming payable	$984	$785
Accrued expenses	925	1,028
Deferred revenue	167	160
Operating lease liabilities	69	72
Other current liabilities	312	469
Total accounts payable, accrued expenses and other current liabilities	$2,457	$2,514
Other Liabilities
The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of December 31, 2023	As of June 30, 2023
	(in millions)
Non-current operating lease liabilities	$896	$925
Accrued non-current pension/postretirement liabilities	293	361
Other non-current liabilities	187	198
Total other liabilities	$1,376	$1,484
Future Performance Obligations
As of December 31, 2023, approximately $5.8 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to affiliate contracts, sports advertising contracts and content licensing contracts with fixed fees. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.
Supplemental Information

	For the six months ended December 31,
	2023	2022
	(in millions)
Supplemental cash flows information
Cash paid for interest	$(187)	$(174)
Cash paid for income taxes	$(91)	$(179)

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
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three and six months ended December 31, 2023 and 2022 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2023 and 2022. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2023 and 2022, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of December 31, 2023. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
•Caution Concerning Forward-Looking Statements—This section provides a description of the use of forward-looking information appearing in this Quarterly Report on Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such information is based on management’s current expectations about future events which are subject to change and to inherent risks and uncertainties. Refer to Part I., Item 1A. “Risk Factors” in the 2023 Form 10-K, Part II., Item 1A. “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, as filed with the SEC on November 2, 2023 (the “Q1 2024 Form 10-Q”), and Part II., Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, for a discussion of the risk factors applicable to the Company.
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
RESULTS OF OPERATIONS
Results of Operations—For the three and six months ended December 31, 2023 versus the three and six months ended December 31, 2022.
The following table sets forth the Company’s operating results for the three and six months ended December 31, 2023, as compared to the three and six months ended December 31, 2022:

	For the three months ended December 31,				For the six months ended December 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Affiliate fee	$1,787	$1,712	$75	4%	$3,527	$3,423	$104	3%
Advertising	2,002	2,503	(501)	(20)%	3,202	3,723	(521)	(14)%
Other	445	390	55	14%	712	651	61	9%
Total revenues	4,234	4,605	(371)	(8)%	7,441	7,797	(356)	(5)%
Operating expenses	(3,393)	(3,528)	135	4%	(5,255)	(5,184)	(71)	(1)%
Selling, general and administrative	(495)	(550)	55	10%	(975)	(998)	23	2%
Depreciation and amortization	(97)	(103)	6	6%	(193)	(202)	9	4%
Interest expense, net	(72)	(60)	(12)	(20)%	(114)	(128)	14	11%
Other, net	(46)	73	(119)	**	(212)	(3)	(209)	**
Income before income tax expense	131	437	(306)	(70)%	692	1,282	(590)	(46)%
Income tax expense	(16)	(116)	100	86%	(162)	(348)	186	53%
Net income	115	321	(206)	(64)%	530	934	(404)	(43)%
Less: Net income attributable to noncontrolling interests	(6)	(8)	2	25%	(14)	(16)	2	13%
Net income attributable to Fox Corporation stockholders	$109	$313	$(204)	(65)%	$516	$918	$(402)	(44)%

**	not meaningful
Overview
For the three months ended December 31, 2023 and 2022
The Company’s revenues decreased 8% for the three months ended December 31, 2023, as compared to the corresponding period of fiscal 2023, due to lower advertising revenue, partially offset by higher affiliate fee and other revenues. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber, partially offset by a lower average number of subscribers. The decrease in advertising revenue was primarily attributable to the absence of the Fédération International de Football Association (“FIFA”) Men’s World Cup and lower political advertising revenue at the FOX Television Stations principally due to the absence of the November 2022 U.S. midterm elections. Also contributing to this decrease was lower pricing in the direct response marketplace, lower ratings and higher preemptions associated with breaking news coverage at FOX News Media, partially offset by continued growth at Tubi. The increase in other revenues was primarily due to higher sports sublicensing revenue principally due to renewals of college sports contracts, partially offset by lower content revenues at the entertainment production companies principally as a result of industry guild labor disputes.
Operating expenses decreased 4% for the three months ended December 31, 2023, as compared to the corresponding period of fiscal 2023, primarily due to lower entertainment and sports programming rights amortization and production costs principally due to fewer hours of original scripted programming as compared to the prior year period as a result of industry guild labor disputes and the absence of the FIFA Men’s World Cup, partially offset by the renewed National Football League (“NFL”) contract.
Selling, general and administrative expenses decreased 10% for the three months ended December 31, 2023, as compared to the corresponding period of fiscal 2023, primarily due to lower employee related costs and lower legal costs at FOX News Media.
For the six months ended December 31, 2023 and 2022
The Company’s revenues decreased 5% for the six months ended December 31, 2023, as compared to the corresponding period of fiscal 2023, due to lower advertising revenue, partially offset by higher affiliate fee and other revenues. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber, partially offset by a lower average number of subscribers. The decrease in advertising revenue was primarily attributable to the absence of the FIFA Men’s World Cup, lower political advertising revenue at the FOX Television Stations principally due to the absence of the November 2022 U.S. midterm elections, and lower pricing in the direct response marketplace and lower ratings at FOX News Media. Partially offsetting this decrease was continued growth at Tubi and the broadcast of the FIFA Women’s World Cup. The increase in other revenues was primarily due to higher sports sublicensing revenue principally due to renewals of college sports contracts, partially offset by lower content revenues at the entertainment production companies principally as a result of industry guild labor disputes.
Operating expenses increased 1% for the six months ended December 31, 2023, as compared to the corresponding period of fiscal 2023, primarily due to higher sports programming rights amortization and production costs principally due to the renewed NFL contract and the broadcast of the FIFA Women’s World Cup, partially offset by the absence of the FIFA Men’s World Cup in the current year. Also partially offsetting this increase was lower entertainment programming rights amortization and production costs principally due to fewer hours of original scripted programming as compared to the prior year period as a result of industry guild labor disputes.
Selling, general and administrative expenses decreased 2% for the six months ended December 31, 2023, as compared to the corresponding period of fiscal 2023, primarily due to lower legal costs at FOX News Media.
Interest expense, net—Interest expense, net increased 20% for the three months ended December 31, 2023, as compared to the corresponding period of fiscal 2023, primarily due to the issuance of $1.25 billion of senior notes in October 2023 (See Note 5—Borrowings to the accompanying Financial Statements). Interest expense, net decreased 11% for the six months ended December 31, 2023, as compared to the corresponding period of fiscal 2023, as the increase in interest expense due to the issuance of $1.25 billion of senior notes in October 2023 was more than offset by higher interest income as a result of higher interest rates.
Other, net—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net.”
Income tax expense—The Company’s tax provision and related effective tax rate for the three and six months ended December 31, 2023 of 12% and 23%, respectively, was different than the statutory rate of 21% primarily due to state tax law changes.

The Company's tax provision and related effective tax rate of 27% for the three and six months ended December 31, 2022 was higher than the statutory rate of 21% primarily due to state taxes and other permanent items.
Net income—Net income decreased 64% and 43% for the three and six months ended December 31, 2023, respectively, as compared to the corresponding periods of fiscal 2023, primarily due to lower Segment EBITDA (as defined below) and the change in fair value of the Company’s investments in equity securities, partially offset by lower expenses for income tax and, for the six months ended December 31, 2023, the U.K. Newspaper Matters Indemnity (See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Other, net”).
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
The following tables set forth the Company’s Revenues and Segment EBITDA for the three and six months ended December 31, 2023, as compared to the three and six months ended December 31, 2022:

	For the three months ended December 31,				For the six months ended December 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Cable Network Programming	$1,658	$1,632	$26	2%	$3,045	$3,063	$(18)	(1)%
Television	2,542	2,934	(392)	(13)%	4,322	4,648	(326)	(7)%
Other, Corporate and Eliminations	34	39	(5)	(13)%	74	86	(12)	(14)%
Total revenues	$4,234	$4,605	$(371)	(8)%	$7,441	$7,797	$(356)	(5)%

	For the three months ended December 31,				For the six months ended December 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Segment EBITDA
Cable Network Programming	$564	$353	$211	60%	$1,171	$1,095	$76	7%
Television	(138)	256	(394)	**	213	665	(452)	(68)%
Other, Corporate and Eliminations	(76)	(78)	2	3%	(165)	(137)	(28)	(20)%
Adjusted EBITDA(a)	$350	$531	$(181)	(34)%	$1,219	$1,623	$(404)	(25)%

**	not meaningful
(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.
Cable Network Programming (41% and 39% of the Company’s revenues for the first six months of fiscal 2024 and 2023, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Affiliate fee	$1,031	$1,026	$5	—%	$2,036	$2,055	$(19)	(1)%
Advertising	348	451	(103)	(23)%	638	767	(129)	(17)%
Other	279	155	124	80%	371	241	130	54%
Total revenues	1,658	1,632	26	2%	3,045	3,063	(18)	(1)%
Operating expenses	(942)	(1,097)	155	14%	(1,591)	(1,661)	70	4%
Selling, general and administrative	(156)	(186)	30	16%	(291)	(315)	24	8%
Amortization of cable distribution investments	4	4	—	—%	8	8	—	—%
Segment EBITDA	$564	$353	$211	60%	$1,171	$1,095	$76	7%
For the three months ended December 31, 2023 and 2022
Revenues at the Cable Network Programming segment increased 2% for the three months ended December 31, 2023, as compared to the corresponding period of fiscal 2023, due to higher affiliate fee and other revenues, partially offset by lower advertising revenue. Affiliate fee revenue increased as higher average rates per subscriber were partially offset by a decrease in the average number of subscribers. The decrease in advertising revenue was primarily due to lower pricing in the direct response marketplace, lower ratings and higher preemptions associated with breaking news coverage at FOX News Media. Also contributing to this decrease was the absence of the FIFA Men’s World Cup at the national sports networks in the current year. The increase in other revenues was primarily due to higher sports sublicensing revenue principally due to renewals of college sports contracts and international soccer rights.
Cable Network Programming Segment EBITDA increased 60% for the three months ended December 31, 2023, as compared to the corresponding period of fiscal 2023, due to the revenue increases noted above and lower expenses. Operating expenses decreased primarily due to lower sports programming rights amortization and production costs, led by the absence of the FIFA Men’s World Cup in the current year, and lower programming and production costs at FOX News Media. Selling, general and administrative expenses decreased primarily due to lower legal costs at FOX News Media.

For the six months ended December 31, 2023 and 2022
Revenues at the Cable Network Programming segment decreased 1% for the six months ended December 31, 2023, as compared to the corresponding period of fiscal 2023, due to lower advertising and affiliate fee revenues, partially offset by higher other revenues. The decrease in affiliate fee revenue was primarily due to a decrease in the average number of subscribers partially offset by higher average rates per subscriber. The decrease in advertising revenue was primarily due to lower pricing in the direct response marketplace and lower ratings at FOX News Media, partially offset by higher pricing in the national marketplace at FOX News Media. Also contributing to this decrease was the absence of the FIFA Men’s World Cup partially offset by the broadcast of the FIFA Women’s World Cup at the national sports networks in the current year. The increase in other revenues was primarily due to higher sports sublicensing revenue principally due to renewals of college sports contracts.
Cable Network Programming Segment EBITDA increased 7% for the six months ended December 31, 2023, as compared to the corresponding period of fiscal 2023, as the revenue decreases noted above were more than offset by lower expenses. Operating expenses decreased primarily due to lower sports programming rights amortization led by the absence of the FIFA Men’s World Cup in the current year, partially offset by the broadcast of the FIFA Women’s World Cup. Selling, general and administrative expenses decreased primarily due to lower legal costs at FOX News Media.
Television (58% and 60% of the Company’s revenues for the first six months of fiscal 2024 and 2023, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Advertising	$1,654	$2,052	$(398)	(19)%	$2,564	$2,957	$(393)	(13)%
Affiliate fee	756	686	70	10%	1,491	1,368	123	9%
Other	132	196	(64)	(33)%	267	323	(56)	(17)%
Total revenues	2,542	2,934	(392)	(13)%	4,322	4,648	(326)	(7)%
Operating expenses	(2,440)	(2,415)	(25)	(1)%	(3,638)	(3,486)	(152)	(4)%
Selling, general and administrative	(240)	(263)	23	9%	(471)	(497)	26	5%
Segment EBITDA	$(138)	$256	$(394)	**	$213	$665	$(452)	(68)%

**	not meaningful
For the three months ended December 31, 2023 and 2022
Revenues at the Television segment decreased 13% for the three months ended December 31, 2023, as compared to the corresponding period of fiscal 2023, due to lower advertising and other revenues, partially offset by higher affiliate fee revenue. The decrease in advertising revenue was primarily due to the absence of the FIFA Men’s World Cup and lower political advertising revenue at the FOX Television Stations principally due to the absence of the November 2022 U.S. midterm elections, partially offset by continued growth at Tubi. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations. The decrease in other revenues was primarily due to lower content revenues at the entertainment production companies principally as a result of industry guild labor disputes.
Television Segment EBITDA decreased $394 million for the three months ended December 31, 2023, as compared to the corresponding period of fiscal 2023, due to the revenue decreases noted above and higher expenses. Operating expenses increased primarily due to higher sports programming rights amortization principally due to the renewed NFL contract, partially offset by the absence of the FIFA Men’s World Cup. Also partially offsetting this increase was lower entertainment programming rights amortization and production costs principally due to fewer hours of original scripted programming as compared to the prior year period as a result of industry guild labor disputes. Selling, general and administrative expenses decreased primarily due to lower employee related costs.
For the six months ended December 31, 2023 and 2022
Revenues at the Television segment decreased 7% for the six months ended December 31, 2023, as compared to the corresponding period of fiscal 2023, due to lower advertising and other revenues, partially offset by higher affiliate fee revenue. The decrease in advertising revenue was primarily due to lower political advertising revenue at the FOX Television Stations principally due to the absence of the November 2022 U.S. midterm elections, the absence of the FIFA Men’s World Cup and lower ratings at the FOX Network, partially offset by continued growth at Tubi and the broadcast of the FIFA Women’s World Cup. The increase in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations. The decrease in other revenues was primarily due to lower content revenues at the entertainment production companies principally as a result of industry guild labor disputes.
Television Segment EBITDA decreased 68% for the six months ended December 31, 2023, as compared to the corresponding period of fiscal 2023, due to the revenue decreases noted above and higher expenses. Operating expenses increased primarily due to higher sports programming rights amortization and production costs principally due to the renewed NFL contract and the broadcast of the FIFA Women’s World Cup, partially offset by the absence of the FIFA Men’s World Cup in the current year. Also partially offsetting this increase was lower entertainment programming rights amortization and production costs principally due to fewer hours of original scripted programming as compared to the prior year period as a result of industry guild labor disputes. Selling, general and administrative expenses decreased primarily due to lower employee related costs.
Other, Corporate and Eliminations (1% of the Company’s revenues for the first six months of fiscal 2024 and 2023)

	For the three months ended December 31,				For the six months ended December 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues	$34	$39	$(5)	(13)%	$74	$86	$(12)	(14)%
Operating expenses	(11)	(16)	5	31%	(26)	(37)	11	30%
Selling, general and administrative	(99)	(101)	2	2%	(213)	(186)	(27)	(15)%
Segment EBITDA	$(76)	$(78)	$2	3%	$(165)	$(137)	$(28)	(20)%
For the three and six months ended December 31, 2023 and 2022
Revenues at the Other, Corporate and Eliminations segment for the three and six months ended December 31, 2023 and 2022 include revenues generated by Credible and the operation of the FOX Studio Lot for third parties. Operating expenses for the three and six months ended December 31, 2023 and 2022 include advertising and promotional expenses at Credible. Selling, general and administrative expenses for the three and six months ended December 31, 2023 and 2022 primarily relate to employee costs, professional fees and the costs of operating the FOX Studio Lot. Selling, general and administrative expenses for the six months ended December 31, 2023 increased, as compared to the corresponding period of fiscal 2023, primarily due to higher employee related costs as a result of the transition and separation of a named executive officer of the Company.
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
The following table reconciles Net income to Adjusted EBITDA for the three and six months ended December 31, 2023, as compared to the three and six months ended December 31, 2022:

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
	(in millions)
Net income	$115	$321	$530	$934
Add
Amortization of cable distribution investments	4	4	8	8
Depreciation and amortization	97	103	193	202
Interest expense, net	72	60	114	128
Other, net	46	(73)	212	3
Income tax expense	16	116	162	348
Adjusted EBITDA	$350	$531	$1,219	$1,623
The following table sets forth the computation of Adjusted EBITDA for the three and six months ended December 31, 2023, as compared to the three and six months ended December 31, 2022.

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
	(in millions)
Revenues	$4,234	$4,605	$7,441	$7,797
Operating expenses	(3,393)	(3,528)	(5,255)	(5,184)
Selling, general and administrative	(495)	(550)	(975)	(998)
Amortization of cable distribution investments	4	4	8	8
Adjusted EBITDA	$350	$531	$1,219	$1,623
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company has approximately $4.1 billion of cash and cash equivalents as of December 31, 2023 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 5—Borrowings to the accompanying Financial Statements). The Company also has access to the worldwide capital markets, subject to market conditions. As of December 31, 2023, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any noncompliance with such covenants.

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
Sources and Uses of Cash
Net cash used in operating activities for the six months ended December 31, 2023 and 2022 was as follows (in millions):

For the six months ended December 31,	2023	2022
Net cash used in operating activities	$(535)	$(261)
The increase in net cash used in operating activities during the six months ended December 31, 2023, as compared to the corresponding period of fiscal 2023, was primarily due to lower Segment EBITDA, higher sports rights payments principally due to the renewed contract with the NFL and lower political advertising receipts due to the absence of the November 2022 U.S. midterm elections.
Net cash used in investing activities for the six months ended December 31, 2023 and 2022 was as follows (in millions):

For the six months ended December 31,	2023	2022
Net cash used in investing activities	$(143)	$(221)
The decrease in net cash used in investing activities during the six months ended December 31, 2023, as compared to the corresponding period of fiscal 2023, was primarily due to the absence of investments in equity securities.
Net cash provided by (used in) financing activities for the six months ended December 31, 2023 and 2022 was as follows (in millions):

For the six months ended December 31,	2023	2022
Net cash provided by (used in) financing activities	$528	$(660)
The change in net cash provided by (used in) financing activities during the six months ended December 31, 2023, as compared to the corresponding period of fiscal 2023, was primarily due to the October 2023 issuance of $1.25 billion of senior notes (See Note 5—Borrowings to the accompanying Financial Statements).
Stock Repurchase Program
See Note 6—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program.”
Dividends
Subsequent to December 31, 2023 the Company declared a semi-annual dividend of $0.26 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on March 26, 2024 with a record date for determining dividend entitlements of March 6, 2024.

Debt Instruments
Borrowings include senior notes. Subsequent to December 31, 2023, $1.25 billion of 4.030% senior notes due in January 2024 matured and were repaid in full (See Note 5—Borrowings to the accompanying Financial Statements).
Ratings of the Senior Notes
The following table summarizes the Company’s credit ratings as of December 31, 2023:

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
•the impact of COVID-19 and other widespread health emergencies or pandemics and measures to contain their spread; and
•the other risks and uncertainties detailed in Part I, Item 1A. “Risk Factors” in the 2023 Form 10-K and Part II, Item 1A. “Risk Factors” in the Q1 2024 Form 10-Q and this Quarterly Report on Form 10-Q.
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
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.        LEGAL PROCEEDINGS
See Note 8—Commitments and Contingencies to the accompanying Unaudited Consolidated Financial Statements of FOX under the heading “Contingencies” for a discussion of the Company’s legal proceedings.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors described in the section titled “Risk Factors” in (i) the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2023, and (ii) the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, as filed with the SEC on November 2, 2023, except as set forth below:
The Company could suffer losses due to asset impairment charges for goodwill, intangible assets, programming and other assets and investments.
The Company performs an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets, including FCC licenses. The Company also continually evaluates whether current factors or indicators, such as the prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets, as well as other long-lived assets. Any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of our programming could lead to a downward revision in the fair value of certain reporting units. The Company holds investments in marketable and non-marketable equity securities. These investments are recorded either at fair value and measured on a recurring basis based on quoted prices in active markets or on a non-recurring basis whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. A downward revision in the fair value of a reporting unit, indefinite-lived intangible assets, programming rights, investments or long-lived assets could result in a non-cash impairment charge. Any such charge could be material to the Company’s reported net earnings in a given reporting period.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of the Company’s repurchases of its Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) during the three months ended December 31, 2023:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
October 1, 2023 - October 31, 2023	1,626,722	$30.74
November 1, 2023 - November 30, 2023	3,791,483	30.37
December 1, 2023 - December 31, 2023	2,857,424	29.70
Total	8,275,629	30.21	$1,900

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

In total, the Company repurchased approximately 24 million shares of Class A Common Stock for approximately $500 million during the six months ended December 31, 2023.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
Not applicable.
ITEM 6.        EXHIBITS
(a)    Exhibits.

3.1
Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated February 6, 2024 and filed with the Securities and Exchange Commission on February 7, 2024).

10.1	Letter Agreement between Steven Tomsic and the Registrant dated November 17, 2023.*+

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2023 and 2022; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2023 and 2022; (iii) Consolidated Balance Sheets as of December 31, 2023 (unaudited) and June 30, 2023 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2023 and 2022; (v) Unaudited Consolidated Statements of Equity for the three and six months ended December 31, 2023 and 2022; and (vi) Notes to the Unaudited Consolidated Financial Statements.*

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

Date: February 7, 2024