Form 10-Q
period 2024-03-31
Fox Corp
filed 2024-05-08
CIK 1754301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2024, 231,150,132 shares of Class A Common Stock, par value $0.01 per share, and 235,581,025 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

FOX CORPORATION
FORM 10-Q

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
Revenues	$3,447	$4,084	$10,888	$11,881
Operating expenses	(2,050)	(2,727)	(7,305)	(7,911)
Selling, general and administrative	(510)	(528)	(1,485)	(1,526)
Depreciation and amortization	(98)	(106)	(291)	(308)
Restructuring, impairment and other corporate matters	(15)	(893)	(24)	(1,015)
Interest expense, net	(55)	(55)	(169)	(183)
Non-operating other, net	242	174	39	293
Income (loss) before income tax (expense) benefit	961	(51)	1,653	1,231
Income tax (expense) benefit	(257)	1	(419)	(347)
Net income (loss)	704	(50)	1,234	884
Less: Net income attributable to noncontrolling interests	(38)	(4)	(52)	(20)
Net income (loss) attributable to Fox Corporation stockholders	$666	$(54)	$1,182	$864

EARNINGS (LOSS) PER SHARE DATA

Weighted average shares:
Basic	474	521	482	537
Diluted	475	521	484	539

Net income (loss) attributable to Fox Corporation stockholders per share:
Basic	$1.41	$(0.10)	$2.45	$1.61
Diluted	$1.40	$(0.10)	$2.44	$1.60
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
Net income (loss)	$704	$(50)	$1,234	$884
Other comprehensive income, net of tax:
Benefit plan adjustments and other	1	6	4	13
Other comprehensive income, net of tax	1	6	4	13
Comprehensive income (loss)	705	(44)	1,238	897
Less: Net income attributable to noncontrolling interests(a)	(38)	(4)	(52)	(20)
Comprehensive income (loss) attributable to Fox Corporation stockholders	$667	$(48)	$1,186	$877

(a)
Net income attributable to noncontrolling interests includes $(1) million and $(4) million for the three months ended March 31, 2024 and 2023, respectively, and $(5) million and $(14) million for the nine months ended March 31, 2024 and 2023, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of March 31, 2024	As of June 30, 2023
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$3,791	$4,272
Receivables, net	2,481	2,177
Inventories, net	660	543
Other	246	265
Total current assets	7,178	7,257
Non-current assets
Property, plant and equipment, net	1,672	1,708
Intangible assets, net	3,048	3,084
Goodwill	3,544	3,559
Deferred tax assets	2,941	3,090
Other non-current assets	3,334	3,168
Total assets	$21,717	$21,866
LIABILITIES AND EQUITY
Current liabilities
Borrowings	$—	$1,249
Accounts payable, accrued expenses and other current liabilities	2,217	2,514
Total current liabilities	2,217	3,763
Non-current liabilities
Borrowings	7,196	5,961
Other liabilities	1,379	1,484
Redeemable noncontrolling interests	260	213
Commitments and contingencies
Equity
Class A Common Stock(a)	3	3
Class B Common Stock(b)	2	2
Additional paid-in capital	7,768	8,253
Retained earnings	2,926	2,269
Accumulated other comprehensive loss	(145)	(149)
Total Fox Corporation stockholders’ equity	10,554	10,378
Noncontrolling interests	111	67
Total equity	10,665	10,445
Total liabilities and equity	$21,717	$21,866

(a)
Class A Common Stock, $0.01 par value per share, 2,000,000,000 shares authorized, 232,561,357 shares and 262,899,364 shares issued and outstanding at par as of March 31, 2024 and June 30, 2023, respectively.

(b)
Class B Common Stock, $0.01 par value per share, 1,000,000,000 shares authorized, 235,581,025 shares and 235,581,025 shares issued and outstanding at par as of March 31, 2024 and June 30, 2023, respectively.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the nine months ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$1,234	$884
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	291	308
Amortization of cable distribution investments	12	12
Equity-based compensation	69	55
Restructuring, impairment and other corporate matters	24	1,015
Non-operating other, net	(39)	(293)
Deferred income taxes	152	234
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(317)	(692)
Inventories net of programming payable	(220)	222
Accounts payable and accrued expenses	(178)	(200)
Other changes, net	(87)	(238)
Net cash provided by operating activities	941	1,307
INVESTING ACTIVITIES
Property, plant and equipment	(233)	(237)
Purchase of investments	(99)	(55)
Other investing activities, net	8	(26)
Net cash used in investing activities	(324)	(318)
FINANCING ACTIVITIES
Repayment of borrowings	(1,250)	—
Borrowings	1,232	—
Repurchase of shares	(750)	(1,750)
Dividends paid and distributions	(272)	(291)
Sale of subsidiary noncontrolling interest	—	25
Other financing activities, net	(58)	(27)
Net cash used in financing activities	(1,098)	(2,043)
Net decrease in cash and cash equivalents	(481)	(1,054)
Cash and cash equivalents, beginning of year	4,272	5,200
Cash and cash equivalents, end of period	$3,791	$4,146
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(IN MILLIONS)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Fox Corporation Stockholders’ Equity	Noncontrolling Interests(a)	Total Equity
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	241	$3	235	$2	$7,879	$2,514	$(146)	$10,252	$73	$10,325
Net income	—	—	—	—	—	666	—	666	39	705
Other comprehensive income	—	—	—	—	—	—	1	1	—	1
Dividends	—	—	—	—	—	(123)	—	(123)	—	(123)
Shares repurchased	(8)	—	—	—	(139)	(114)	—	(253)	—	(253)
Other	—	—	—	—	28	(17)	—	11	(1)	10
Balance, March 31, 2024	233	$3	235	$2	$7,768	$2,926	$(145)	$10,554	$111	$10,665
Balance, December 31, 2022	298	$3	238	$2	$8,836	$2,985	$(219)	$11,607	$69	$11,676
Net (loss) income	—	—	—	—	—	(54)	—	(54)	8	(46)
Other comprehensive income	—	—	—	—	—	—	6	6	—	6
Dividends	—	—	—	—	—	(128)	—	(128)	—	(128)
Shares repurchased	(27)	—	(3)	—	(502)	(761)	—	(1,263)	—	(1,263)
Other	(1)	—	1	—	27	(10)	—	17	(7)	10
Balance, March 31, 2023	270	$3	236	$2	$8,361	$2,032	$(213)	$10,185	$70	$10,255
Balance, June 30, 2023	263	$3	235	$2	$8,253	$2,269	$(149)	$10,378	$67	$10,445
Net income	—	—	—	—	—	1,182	—	1,182	57	1,239
Other comprehensive income	—	—	—	—	—	—	4	4	—	4
Dividends	—	—	—	—	—	(250)	—	(250)	—	(250)
Shares repurchased	(32)	—	—	—	(536)	(222)	—	(758)	—	(758)
Other	2	—	—	—	51	(53)	—	(2)	(13)	(15)
Balance, March 31, 2024	233	$3	235	$2	$7,768	$2,926	$(145)	$10,554	$111	$10,665
Balance, June 30, 2022	308	$3	243	$3	$9,098	$2,461	$(226)	$11,339	$36	$11,375
Net income	—	—	—	—	—	864	—	864	34	898
Other comprehensive income	—	—	—	—	—	—	13	13	—	13
Dividends	—	—	—	—	—	(265)	—	(265)	—	(265)
Shares repurchased	(38)	—	(8)	—	(763)	(1,000)	—	(1,763)	—	(1,763)
Other	—	—	1	(1)	26	(28)	—	(3)	—	(3)
Balance, March 31, 2023	270	$3	236	$2	$8,361	$2,032	$(213)	$10,185	$70	$10,255

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 4—Fair Value under the heading “Redeemable Noncontrolling Interests”).
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
NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS
The Company’s acquisitions support the Company’s strategy to strengthen its core brands, grow its digital businesses and selectively enhance production capabilities for its digital and linear platforms. During the nine months ended March 31, 2024 and 2023, the Company made no acquisitions.
On January 12, 2024, the United Football League (the “UFL”) was launched as a professional spring football league that combines the legacy operations of the United States Football League (the “USFL”), a majority-owned consolidated subsidiary of FOX, and XFL, a third-party company. In connection with the launch of the UFL, the Company deconsolidated the operations of USFL and contributed the USFL net assets to the UFL. As consideration for the net assets contributed, the Company received an ownership interest in the UFL which was initially recorded at fair value. The equity method investment is included in Other non-current assets

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
in the Balance Sheets. As a result of this transaction, the Company recorded a gain of approximately $170 million in Non-operating other, net in the Statements of Operations for the three and nine months ended March 31, 2024 (See Note 11—Additional Financial Information under the heading “Non-Operating Other, net”). The Company owns approximately 42% of the UFL.
On February 6, 2024, FOX announced that it would enter into a joint venture with ESPN, a subsidiary of The Walt Disney Company, and Warner Bros. Discovery to form a digital distribution platform focused on sports. Each company is expected to own one-third of the joint venture, have equal board representation and license their sports networks to the joint venture on a non-exclusive basis. The subscription-based streaming service is expected to launch in the fall of 2024.
NOTE 3. INVENTORIES, NET
The Company’s inventories were comprised of the following:

	As of March 31, 2024	As of June 30, 2023
	(in millions)
Licensed programming, including prepaid sports rights	$867	$720
Owned programming	485	465
Total inventories, net	1,352	1,185
Less: current portion of inventories, net	(660)	(543)
Total non-current inventories, net	$692	$642

Owned programming
Released	$226	$256
In-process or other	259	209
Total	$485	$465
The following table presents the aggregate amortization expense related to Inventories, net included in Operating expenses in the Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
	(in millions)
Total amortization expense	$1,134	$1,781	$4,596	$5,201
The Company evaluates the recoverability of unamortized programming and production costs, included within Inventories, net in the Balance Sheets, using expected future cash flows. The Company has determined that its unamortized production costs related to certain television series are not recoverable and therefore recognized a write-down at the Television segment of approximately $30 million and $10 million which was recorded in Operating expenses in the Statements of Operations for the three and nine months ended March 31, 2024 and 2023, respectively.
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

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present information about financial assets and redeemable noncontrolling interests carried at fair value on a recurring basis:

	Fair value measurements
	As of March 31, 2024
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$868	$868	(a)	$—	$—
Redeemable noncontrolling interests	(260)	—		—	(260)	(b)
Total	$608	$868		$—	$(260)

	Fair value measurements
	As of June 30, 2023
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$884	$884	(a)	$—	$—
Redeemable noncontrolling interests	(213)	—		—	(213)	(b)
Total	$671	$884		$—	$(213)

(a)	The investments categorized as Level 1 primarily represent an investment in equity securities of Flutter Entertainment plc (“Flutter”) with a readily determinable fair value.
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
The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
	(in millions)
Beginning of period	$(243)	$(196)	$(213)	$(188)
Net loss	1	4	5	14
Accretion and other	(18)	(8)	(52)	(26)
End of period	$(260)	$(200)	$(260)	$(200)
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

	As of March 31, 2024	As of June 30, 2023
	(in millions)
Borrowings
Fair value	$7,057	$6,895
Carrying value	$7,196	$7,210
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
Generally, the Company does not require collateral to secure receivables. As of March 31, 2024, the Company had no individual customers that accounted for 10% or more of the Company’s receivables. As of June 30, 2023, the Company had one customer that accounted for approximately 11% of the Company’s receivables.
NOTE 5. BORROWINGS
Borrowings include senior notes (See Note 9—Borrowings in the 2023 Form 10-K under the heading “Public Debt – Senior Notes Issued”). In October 2023, the Company issued $1.25 billion of 6.500% senior notes due 2033. In addition, the Company is party to a credit agreement providing a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of June 2028 (See Note 9—Borrowings in the 2023 Form 10-K under the heading “Revolving Credit Agreement”). As of March 31, 2024, there were no borrowings outstanding under the revolving credit agreement. In January 2024, $1.25 billion of 4.030% senior notes matured and were repaid in full.
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
In total, the Company repurchased approximately 32 million shares of Class A Common Stock for approximately $750 million during the nine months ended March 31, 2024.
Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.
As of March 31, 2024, the Company’s remaining stock repurchase authorization was approximately $1.65 billion. Subsequent to March 31, 2024, the Company repurchased approximately 1.6 million shares of Class A Common Stock for approximately $50 million.
Dividends
The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
Cash dividend per share	$0.26	$0.25	$0.52	$0.50
The Company declared a semi-annual dividend of $0.26 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended March 31, 2024, which was paid on March 26, 2024 to stockholders of record on March 6, 2024.
NOTE 7. EQUITY-BASED COMPENSATION
The Company has equity-based compensation plans, including the Fox Corporation 2019 Shareholder Alignment Plan (See Note 12—Equity-Based Compensation in the 2023 Form 10-K).
The following table summarizes the Company’s equity-based compensation:

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
	(in millions)
Equity-based compensation	$21	$23	$69	$55
Intrinsic value of all settled equity-based awards	$2	$1	$74	$77
Tax benefit on settled equity-based awards	$—	$1	$11	$14
The Company’s equity-based awards are settled in Class A Common Stock. As of March 31, 2024, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $100 million and is expected to be recognized over a weighted average period between one and two years.
As of March 31, 2024 and 2023, the Company had approximately 5 million stock options outstanding. The computation of diluted earnings per share did not include stock options outstanding during each period

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
presented if their inclusion would have been antidilutive, and, for those shares that are contingently issuable, all necessary conditions have not been satisfied for the periods presented.
Awards Vested and Granted
Restricted Stock Units
During the nine months ended March 31, 2024 and 2023, approximately 1.9 million and 1.5 million restricted stock units (“RSUs”) vested, respectively, and approximately 2.0 million RSUs were granted in each period. These RSUs generally vest in equal annual installments over a three-year period subject to participants’ continued employment with the Company.
Performance-Based Stock Options
During the nine months ended March 31, 2024 and 2023, the Company granted approximately 4 million performance-based stock options, in each period, which will vest in full at the end of a three-year performance period if the market condition is met, and have a term of seven years thereafter.
NOTE 8. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of March 31, 2024 and June 30, 2023, remained consistent at approximately $39 billion.
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
U.K. Newspaper Matters Indemnity
In connection with the separation of Twenty-First Century Fox, Inc. (“21CF”) and News Corporation in June 2013 (the “21CF News Corporation Separation”), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees,

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the Separation Agreement (as defined in Note 1—Description of Business and Basis of Presentation in the 2023 Form 10-K under the heading “The Transaction”), the Company assumed certain costs and liabilities related to the U.K. Newspaper Matters Indemnity. The liability recorded in the Balance Sheets related to the indemnity was approximately $115 million as of June 30, 2023 and approximately $70 million as of March 31, 2024.
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
Actions and Claims Arising from Alleged Misuse of Personal Information
Tubi, Inc., a wholly owned subsidiary of the Company (“Tubi”), is from time to time a party to actions and arbitration claims arising from its alleged misuse of personal information. In June 2023, a putative class action lawsuit titled Campos v. Tubi was filed with the United States District Court for the Northern District of Illinois, Eastern Division, alleging that Tubi shared viewer information with third parties in violation of the privacy protection provisions of the federal Video Privacy Protection Act. In February 2024, the District Court denied Tubi’s motion to compel arbitration and motion to dismiss, and Tubi is appealing those rulings to the United States Court of Appeals for the Seventh Circuit. Tubi and the Company intend to vigorously defend against the lawsuit. The Company is unable to predict the final outcome of this matter and has determined that a loss in the case is neither probable nor reasonably estimable. There can be no assurance that the ultimate resolution of

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
this pending matter will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
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
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. Pension plans and postretirement benefit plans are closed to new participants with the exception of a small group covered by collective bargaining agreements. The net periodic benefit cost was $13 million and $16 million for the three months ended March 31, 2024 and 2023, respectively, and $40 million and $48 million for the nine months ended March 31, 2024 and 2023, respectively.
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

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Segment EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Restructuring, impairment and other corporate matters, Interest expense, net, Non-operating other, net and Income tax expense. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.
The following tables set forth the Company’s Revenues and Segment EBITDA for the three and nine months ended March 31, 2024 and 2023:

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
	(in millions)
Revenues
Cable Network Programming	$1,472	$1,570	$4,517	$4,633
Television	1,938	2,475	6,260	7,123
Other, Corporate and Eliminations	37	39	111	125
Total revenues	$3,447	$4,084	$10,888	$11,881
Segment EBITDA
Cable Network Programming	$819	$792	$1,990	$1,887
Television	145	117	358	782
Other, Corporate and Eliminations	(73)	(76)	(238)	(213)
Amortization of cable distribution investments	(4)	(4)	(12)	(12)
Depreciation and amortization	(98)	(106)	(291)	(308)
Restructuring, impairment and other corporate matters	(15)	(893)	(24)	(1,015)
Interest expense, net	(55)	(55)	(169)	(183)
Non-operating other, net	242	174	39	293
Income (loss) before income tax (expense) benefit	961	(51)	1,653	1,231
Income tax (expense) benefit	(257)	1	(419)	(347)
Net income (loss)	704	(50)	1,234	884
Less: Net income attributable to noncontrolling interests	(38)	(4)	(52)	(20)
Net income (loss) attributable to Fox Corporation stockholders	$666	$(54)	$1,182	$864

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Revenues by Segment by Component

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
	(in millions)
Cable Network Programming
Affiliate fee	$1,104	$1,093	$3,140	$3,148
Advertising	296	316	934	1,083
Other	72	161	443	402
Total Cable Network Programming revenues	1,472	1,570	4,517	4,633
Television
Advertising	939	1,559	3,503	4,516
Affiliate fee	834	764	2,325	2,132
Other	165	152	432	475
Total Television revenues	1,938	2,475	6,260	7,123
Other, Corporate and Eliminations	37	39	111	125
Total revenues	$3,447	$4,084	$10,888	$11,881

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
	(in millions)
Depreciation and amortization
Cable Network Programming	$20	$18	$57	$52
Television	29	38	86	97
Other, Corporate and Eliminations	49	50	148	159
Total depreciation and amortization	$98	$106	$291	$308

	As of March 31, 2024	As of June 30, 2023
	(in millions)
Assets
Cable Network Programming	$2,778	$2,658
Television	8,111	7,803
Other, Corporate and Eliminations	9,578	10,371
Investments	1,250	1,034
Total assets	$21,717	$21,866

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. ADDITIONAL FINANCIAL INFORMATION
Restructuring, Impairment and Other Corporate Matters
The following table sets forth the components of Restructuring, impairment and other corporate matters included in the Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
	(in millions)
Restructuring charges	$—	$(1)	$—	$(12)
Other corporate matters
U.K. Newspaper Matters Indemnity(a)	(3)	(24)	(15)	(106)
Legal settlement costs(b)	—	(850)	(4)	(850)
Other	(12)	(18)	(5)	(47)
Total restructuring, impairment and other corporate matters	$(15)	$(893)	$(24)	$(1,015)

(a)
See Note 8—Commitments and Contingencies under the heading “U.K. Newspaper Matters Indemnity.” The decrease for the nine months ended March 31, 2024, as compared to the corresponding period of fiscal 2023, was attributable to an increase in the number of civil claims submitted in fiscal 2023 in advance of the September 30, 2022 cutoff date set by the judge for this phase of the litigation.

(b)	See Note 8—Commitments and Contingencies under the heading “Defamation and Disparagement Claims.”
Interest Expense, net
The following table sets forth the components of Interest expense, net included in the Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
	(in millions)
Interest expense	$(99)	$(86)	$(309)	$(262)
Interest income	44	31	140	79
Total interest expense, net	$(55)	$(55)	$(169)	$(183)

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Non-Operating Other, net
The following table sets forth the components of Non-operating other, net included in the Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
	(in millions)
Gain on sale of assets(a)	$167	$—	$167	$—
Net gains (losses) on investments in equity securities(b)	81	183	(110)	320
Other	(6)	(9)	(18)	(27)
Total non-operating other, net	$242	$174	$39	$293

(a)	See Note 2—Acquisitions, Disposals and Other Transactions.
(b)
Net gains (losses) on investments in equity securities includes the gains (losses) related to the change in fair value of the Company’s investment in Flutter (See Note 4—Fair Value), equity earnings (losses) of affiliates, and, for the nine months ended March 31, 2024, the losses related to the Company’s investment in a live streaming mobile platform. As a result of an additional round of financing at a lower valuation, a write-down was recognized for this investment which is accounted for using the measurement alternative method.

Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of March 31, 2024	As of June 30, 2023
	(in millions)
Investments(a)	$1,250	$1,034
Operating lease assets	895	947
Inventories, net	692	642
Grantor Trust	247	276
Other	250	269
Total other non-current assets	$3,334	$3,168

(a)	Includes investments accounted for at fair value on a recurring basis of $868 million and $884 million as of March 31, 2024 and June 30, 2023, respectively (See Note 4—Fair Value).

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accounts Payable, Accrued Expenses and Other Current Liabilities
The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of March 31, 2024	As of June 30, 2023
	(in millions)
Accrued expenses	$873	$1,028
Programming payable	754	785
Deferred revenue	168	160
Operating lease liabilities	73	72
Other current liabilities	349	469
Total accounts payable, accrued expenses and other current liabilities	$2,217	$2,514
Other Liabilities
The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of March 31, 2024	As of June 30, 2023
	(in millions)
Non-current operating lease liabilities	$870	$925
Accrued non-current pension/postretirement liabilities	287	361
Other non-current liabilities	222	198
Total other liabilities	$1,379	$1,484
Future Performance Obligations
As of March 31, 2024, approximately $5.2 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to affiliate contracts, sports advertising contracts and content licensing contracts with fixed fees. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.
Supplemental Information

	For the nine months ended March 31,
	2024	2023
	(in millions)
Supplemental cash flows information
Cash paid for interest	$(338)	$(324)
Cash paid for income taxes	$(148)	$(239)

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
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three and nine months ended March 31, 2024 and 2023 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2024 and 2023. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2024 and 2023, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of March 31, 2024. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
•Caution Concerning Forward-Looking Statements—This section provides a description of the use of forward-looking information appearing in this Quarterly Report on Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such information is based on management’s current expectations about future events which are subject to change and to inherent risks and uncertainties. For a discussion of the risk factors applicable to the Company, refer to (i) Part I., Item 1A. “Risk Factors” in the 2023 Form 10-K and (ii) Part II., Item 1A. “Risk Factors” in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarter ended September 30, 2023, as filed with the SEC on November 2, 2023 (the “Q1 2024 Form 10-Q”), and the fiscal quarter ended December 31, 2023, as filed with the SEC on February 7, 2024 (the “Q2 2024 Form 10-Q”).
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
RESULTS OF OPERATIONS
Results of Operations—For the three and nine months ended March 31, 2024 versus the three and nine months ended March 31, 2023.
The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2024, as compared to the three and nine months ended March 31, 2023:

	For the three months ended March 31,				For the nine months ended March 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Affiliate fee	$1,938	$1,857	$81	4%	$5,465	$5,280	$185	4%
Advertising	1,235	1,875	(640)	(34)%	4,437	5,598	(1,161)	(21)%
Other	274	352	(78)	(22)%	986	1,003	(17)	(2)%
Total revenues	3,447	4,084	(637)	(16)%	10,888	11,881	(993)	(8)%
Operating expenses	(2,050)	(2,727)	677	25%	(7,305)	(7,911)	606	8%
Selling, general and administrative	(510)	(528)	18	3%	(1,485)	(1,526)	41	3%
Depreciation and amortization	(98)	(106)	8	8%	(291)	(308)	17	6%
Restructuring, impairment and other corporate matters	(15)	(893)	878	98%	(24)	(1,015)	991	98%
Interest expense, net	(55)	(55)	—	—%	(169)	(183)	14	8%
Non-operating other, net	242	174	68	39%	39	293	(254)	(87)%
Income (loss) before income tax (expense) benefit	961	(51)	1,012	**	1,653	1,231	422	34%
Income tax (expense) benefit	(257)	1	(258)	**	(419)	(347)	(72)	(21)%
Net income (loss)	704	(50)	754	**	1,234	884	350	40%
Less: Net income attributable to noncontrolling interests	(38)	(4)	(34)	**	(52)	(20)	(32)	**
Net income (loss) attributable to Fox Corporation stockholders	$666	$(54)	$720	**	$1,182	$864	$318	37%

**	not meaningful

Overview
For the three months ended March 31, 2024 and 2023
The Company’s revenues decreased $637 million or 16% for the three months ended March 31, 2024, as compared to the corresponding period of fiscal 2023, due to lower advertising and other revenues, partially offset by higher affiliate fee revenue. The increase of $81 million or 4% in affiliate fee revenue was primarily due to the approximately $230 million impact of higher average rates per subscriber and higher fees received from television stations that are affiliated with the FOX Network, partially offset by the approximately $140 million impact of a lower average number of subscribers across almost all networks. The decrease of $640 million or 34% in advertising revenue was primarily due to the absence of the February 2023 broadcast of Super Bowl LVII and fewer National Football League (“NFL”) games. The decrease of $78 million or 22% in other revenues was primarily due to the timing of college sports sublicensing revenue.
Operating expenses decreased $677 million or 25% for the three months ended March 31, 2024, as compared to the corresponding period of fiscal 2023, primarily due to the impact of the absence of the February 2023 broadcast of Super Bowl LVII, fewer NFL games and the timing of sports programming rights amortization at the national sports networks.
Selling, general and administrative expenses decreased $18 million or 3% for the three months ended March 31, 2024, as compared to the corresponding period of fiscal 2023, primarily due to lower legal costs at FOX News Media.
For the nine months ended March 31, 2024 and 2023
The Company’s revenues decreased $993 million or 8% for the nine months ended March 31, 2024, as compared to the corresponding period of fiscal 2023, due to lower advertising and other revenues, partially offset by higher affiliate fee revenue. The increase of $185 million or 4% in affiliate fee revenue was primarily due to the approximately $550 million impact of higher average rates per subscriber and higher fees received from television stations that are affiliated with the FOX Network, partially offset by the approximately $330 million impact of a lower average number of subscribers across almost all networks. The decrease of $1.2 billion or 21% in advertising revenue was primarily due to the approximately $950 million impact of the absence of the fiscal 2023 broadcasts of Super Bowl LVII and the Fédération International de Football Association (“FIFA”) Men’s World Cup and fewer NFL playoff games. The remaining decrease of approximately $250 million was primarily related to lower political advertising revenue at the FOX Television Stations principally due to the comparison with the November 2022 U.S. midterm elections in the prior year and lower ratings at FOX News Media and the FOX Network, partially offset by continued growth at Tubi and the broadcast of the FIFA Women’s World Cup at the national sports networks in the current year. The decrease of $17 million or 2% in other revenues was primarily due to lower content revenues principally due to the impact of the industry guild labor disputes in 2023, partially offset by higher sports sublicensing revenue principally due to renewals of college sports contracts.
Operating expenses decreased $606 million or 8% for the nine months ended March 31, 2024, as compared to the corresponding period of fiscal 2023, primarily due to the approximately $460 million impact of lower sports programming rights amortization and production costs principally due to the absence of the fiscal 2023 broadcasts of Super Bowl LVII and the FIFA Men’s World Cup partially offset by the renewed NFL contract. The remaining decrease was principally due to lower entertainment programming rights and production costs largely due to fewer hours of original scripted programming as compared to the prior year period as a result of the impact of the industry guild labor disputes in 2023.
Selling, general and administrative expenses decreased $41 million or 3% for the nine months ended March 31, 2024, as compared to the corresponding period of fiscal 2023, primarily due to lower legal costs at FOX News Media and lower employee related costs.
Restructuring, impairment and other corporate matters—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Restructuring, Impairment and Other Corporate Matters.”

Interest expense, net— Interest expense, net decreased $14 million or 8% for the nine months ended March 31, 2024, as compared to the corresponding period of fiscal 2023, as the increase in interest expense due to the issuance of $1.25 billion of senior notes in October 2023 (See Note 5—Borrowings to the accompanying Financial Statements) was more than offset by higher interest income as a result of higher interest rates.
Non-operating other, net—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Non-Operating Other, net.”
Income tax (expense) benefit—The Company’s tax provision and related effective tax rate for the three and nine months ended March 31, 2024 of 27% and 25%, respectively, was higher than the statutory rate of 21% primarily due to state taxes.
The Company's tax provision and related effective tax rate for the three and nine months ended March 31, 2023 was different than the statutory rate of 21% primarily due to state taxes and the impact of other permanent items.
Net income (loss)—The Company recorded net income of $704 million and $1.2 billion for the three and nine months ended March 31, 2024, respectively, as compared to a net loss of $50 million and net income of $884 million for the three and nine months ended March 31, 2023, respectively. The increases were primarily due to the absence of the fiscal 2023 legal settlement costs at FOX News Media (See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Restructuring, Impairment and Other Corporate Matters”) and a gain on a contribution of assets (See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Non-Operating Other, net”), partially offset by higher provision for income tax, the net change in fair value of the Company’s investments in equity securities and, for the nine months ended March 31, 2024, lower Segment EBITDA (as defined below).
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
Segment EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Restructuring, impairment and other corporate matters, Interest expense, net, Non-operating other, net and Income tax expense. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.
The following tables set forth the Company’s Revenues and Segment EBITDA for the three and nine months ended March 31, 2024, as compared to the three and nine months ended March 31, 2023:

	For the three months ended March 31,				For the nine months ended March 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Cable Network Programming	$1,472	$1,570	$(98)	(6)%	$4,517	$4,633	$(116)	(3)%
Television	1,938	2,475	(537)	(22)%	6,260	7,123	(863)	(12)%
Other, Corporate and Eliminations	37	39	(2)	(5)%	111	125	(14)	(11)%
Total revenues	$3,447	$4,084	$(637)	(16)%	$10,888	$11,881	$(993)	(8)%

	For the three months ended March 31,				For the nine months ended March 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Segment EBITDA
Cable Network Programming	$819	$792	$27	3%	$1,990	$1,887	$103	5%
Television	145	117	28	24%	358	782	(424)	(54)%
Other, Corporate and Eliminations	(73)	(76)	3	4%	(238)	(213)	(25)	(12)%
Adjusted EBITDA(a)	$891	$833	$58	7%	$2,110	$2,456	$(346)	(14)%

(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.
Cable Network Programming (41% and 39% of the Company’s revenues for the first nine months of fiscal 2024 and 2023, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Affiliate fee	$1,104	$1,093	$11	1%	$3,140	$3,148	$(8)	—%
Advertising	296	316	(20)	(6)%	934	1,083	(149)	(14)%
Other	72	161	(89)	(55)%	443	402	41	10%
Total revenues	1,472	1,570	(98)	(6)%	4,517	4,633	(116)	(3)%
Operating expenses	(499)	(610)	111	18%	(2,090)	(2,271)	181	8%
Selling, general and administrative	(158)	(172)	14	8%	(449)	(487)	38	8%
Amortization of cable distribution investments	4	4	—	—%	12	12	—	—%
Segment EBITDA	$819	$792	$27	3%	$1,990	$1,887	$103	5%
For the three months ended March 31, 2024 and 2023
Revenues at the Cable Network Programming segment decreased $98 million or 6% for the three months ended March 31, 2024, as compared to the corresponding period of fiscal 2023, due to lower advertising and other revenues, partially offset by higher affiliate fee revenue. Affiliate fee revenue increased $11 million or 1% as higher average rates per subscriber were partially offset by a decrease in the average number of subscribers. The decrease of $20 million or 6% in advertising revenue was primarily due to lower digital advertising revenue and moderating direct response pricing declines at FOX News Media. Also contributing to this decrease was the absence of the March 2023 broadcast of the World Baseball Classic at the national sports networks. The decrease of $89 million or 55% in other revenues was primarily due to the timing of college sports sublicensing revenue.
Cable Network Programming Segment EBITDA increased $27 million or 3% for the three months ended March 31, 2024, as compared to the corresponding period of fiscal 2023, as the revenue decreases noted above were more than offset by lower expenses. Operating expenses decreased $111 million or 18% primarily due to the timing of sports programming rights amortization at the national sports networks. Selling, general and administrative expenses decreased $14 million or 8% primarily due to lower legal costs at FOX News Media and the deconsolidation of the United States Football League.

For the nine months ended March 31, 2024 and 2023
Revenues at the Cable Network Programming segment decreased $116 million or 3% for the nine months ended March 31, 2024, as compared to the corresponding period of fiscal 2023, due to lower advertising and affiliate fee revenues, partially offset by higher other revenues. The decrease of $8 million in affiliate fee revenue was primarily due to a decrease in the average number of subscribers partially offset by higher average rates per subscriber. The decrease of $149 million or 14% in advertising revenue was primarily due to lower ratings and lower pricing in the direct response marketplace partially offset by higher pricing in the national advertising marketplace at FOX News Media. Also contributing to this decrease was the absence of the fiscal 2023 broadcast of the FIFA Men’s World Cup partially offset by the broadcast of the FIFA Women’s World Cup at the national sports networks in the current year. The increase of $41 million or 10% in other revenues was primarily due to higher sports sublicensing revenue principally due to renewals of college sports contracts.
Cable Network Programming Segment EBITDA increased $103 million or 5% for the nine months ended March 31, 2024, as compared to the corresponding period of fiscal 2023, as the revenue decreases noted above were more than offset by lower expenses. Operating expenses decreased $181 million or 8% primarily due to lower sports programming rights amortization and production costs, led by the absence of the fiscal 2023 broadcast of the FIFA Men’s World Cup partially offset by the broadcast of the FIFA Women’s World Cup at the national sports networks in the current year. Selling, general and administrative expenses decreased $38 million or 8% primarily due to lower legal costs at FOX News Media.
Television (58% and 60% of the Company’s revenues for the first nine months of fiscal 2024 and 2023, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Advertising	$939	$1,559	$(620)	(40)%	$3,503	$4,516	$(1,013)	(22)%
Affiliate fee	834	764	70	9%	2,325	2,132	193	9%
Other	165	152	13	9%	432	475	(43)	(9)%
Total revenues	1,938	2,475	(537)	(22)%	6,260	7,123	(863)	(12)%
Operating expenses	(1,540)	(2,106)	566	27%	(5,178)	(5,592)	414	7%
Selling, general and administrative	(253)	(252)	(1)	—%	(724)	(749)	25	3%
Segment EBITDA	$145	$117	$28	24%	$358	$782	$(424)	(54)%
For the three months ended March 31, 2024 and 2023
Revenues at the Television segment decreased $537 million or 22% for the three months ended March 31, 2024, as compared to the corresponding period of fiscal 2023, due to lower advertising revenue, partially offset by higher affiliate fee and other revenues. The decrease of $620 million or 40% in advertising revenue was primarily due to the absence of the February 2023 broadcast of Super Bowl LVII and fewer NFL games in the current year quarter, partially offset by continued growth at Tubi. The increase of $70 million or 9% in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations. The increase of $13 million or 9% in other revenues was primarily due to the timing of deliveries at FOX's entertainment production companies.
Television Segment EBITDA increased $28 million or 24% for the three months ended March 31, 2024, as compared to the corresponding period of fiscal 2023, as the revenue decreases noted above were more than offset by lower expenses. Operating expenses decreased $566 million or 27% primarily due to lower sports and entertainment programming rights amortization and production costs principally due to the absence of the February 2023 broadcast of Super Bowl LVII, fewer NFL games in the current year quarter, and fewer hours of original scripted programming as compared to the prior year period as a result of the impact of the industry guild labor disputes in 2023.

For the nine months ended March 31, 2024 and 2023
Revenues at the Television segment decreased $863 million or 12% for the nine months ended March 31, 2024, as compared to the corresponding period of fiscal 2023, due to lower advertising and other revenues, partially offset by higher affiliate fee revenue. The decrease of $1 billion or 22% in advertising revenue was primarily due to the absence of the fiscal 2023 broadcasts of Super Bowl LVII and the FIFA Men’s World Cup, lower political advertising revenue at the FOX Television Stations principally due to the comparison with the November 2022 U.S. midterm elections in the prior year, fewer NFL playoff games, and lower ratings at the FOX Network. Partially offsetting this decrease was continued growth at Tubi. The increase of $193 million or 9% in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations. The decrease of $43 million or 9% in other revenues was primarily due to lower content revenues principally due to the impact of the industry guild labor disputes in 2023.
Television Segment EBITDA decreased $424 million or 54% for the nine months ended March 31, 2024, as compared to the corresponding period of fiscal 2023, due to the revenue decreases noted above partially offset by lower expenses. Operating expenses decreased $414 million or 7% primarily due to lower sports programming rights amortization and production costs principally due to the absence of the fiscal 2023 broadcasts of Super Bowl LVII and the FIFA Men’s World Cup and fewer NFL playoff games, partially offset by the renewed NFL contract. Also contributing to this decrease was lower entertainment programming rights amortization and production costs principally due to fewer hours of original scripted programming as compared to the prior year period as a result of the impact of the industry guild labor disputes in 2023. Selling, general and administrative expenses decreased $25 million or 3% primarily due to lower employee related costs.
Other, Corporate and Eliminations (1% of the Company’s revenues for the first nine months of fiscal 2024 and 2023)

	For the three months ended March 31,				For the nine months ended March 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues	$37	$39	$(2)	(5)%	$111	$125	$(14)	(11)%
Operating expenses	(11)	(11)	—	—%	(37)	(48)	11	23%
Selling, general and administrative	(99)	(104)	5	5%	(312)	(290)	(22)	(8)%
Segment EBITDA	$(73)	$(76)	$3	4%	$(238)	$(213)	$(25)	(12)%
For the three and nine months ended March 31, 2024 and 2023
Revenues at the Other, Corporate and Eliminations segment for the three and nine months ended March 31, 2024 and 2023 include revenues generated by Credible and the operation of the FOX Studio Lot for third parties. Operating expenses for the three and nine months ended March 31, 2024 and 2023 include advertising and promotional expenses at Credible. Selling, general and administrative expenses for the three and nine months ended March 31, 2024 and 2023 primarily relate to employee costs, professional fees and the costs of operating the FOX Studio Lot. Selling, general and administrative expenses for the nine months ended March 31, 2024 increased, as compared to the corresponding period of fiscal 2023, primarily due to higher employee related costs as a result of the transition and separation of a named executive officer of the Company.
Non-GAAP Financial Measures
Adjusted EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Adjusted EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Restructuring, impairment and other corporate matters, Interest expense, net, Non-operating other, net and Income tax expense.
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
The following table reconciles Net income to Adjusted EBITDA for the three and nine months ended March 31, 2024, as compared to the three and nine months ended March 31, 2023:

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
	(in millions)
Net income (loss)	$704	$(50)	$1,234	$884
Add
Amortization of cable distribution investments	4	4	12	12
Depreciation and amortization	98	106	291	308
Restructuring, impairment and other corporate matters	15	893	24	1,015
Interest expense, net	55	55	169	183
Non-operating other, net	(242)	(174)	(39)	(293)
Income tax expense (benefit)	257	(1)	419	347
Adjusted EBITDA	$891	$833	$2,110	$2,456
The following table sets forth the computation of Adjusted EBITDA for the three and nine months ended March 31, 2024, as compared to the three and nine months ended March 31, 2023.

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
	(in millions)
Revenues	$3,447	$4,084	$10,888	$11,881
Operating expenses	(2,050)	(2,727)	(7,305)	(7,911)
Selling, general and administrative	(510)	(528)	(1,485)	(1,526)
Amortization of cable distribution investments	4	4	12	12
Adjusted EBITDA	$891	$833	$2,110	$2,456
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company has approximately $3.8 billion of cash and cash equivalents as of March 31, 2024 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 5—Borrowings to the accompanying Financial Statements). The Company also has access to the worldwide capital markets, subject to market conditions. As of March 31, 2024, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any noncompliance with such covenants.

The principal uses of cash that affect the Company’s liquidity position include the following: the acquisition of rights and related payments for sports and entertainment programming; operational expenditures including production costs; marketing and promotional expenses; expenses related to broadcasting the Company’s programming; employee and facility costs; capital expenditures; acquisitions; income taxes, interest and dividend payments; debt repayments; legal settlements; and stock repurchases.
The Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.
Sources and Uses of Cash
Net cash provided by operating activities for the nine months ended March 31, 2024 and 2023 was as follows (in millions):

For the nine months ended March 31,	2024	2023
Net cash provided by operating activities	$941	$1,307
The decrease in net cash provided by operating activities during the nine months ended March 31, 2024, as compared to the corresponding period of fiscal 2023, was primarily due to lower Segment EBITDA and lower NFL receipts due to the absence of Super Bowl LVII, partially offset by lower entertainment programming costs.
Net cash used in investing activities for the nine months ended March 31, 2024 and 2023 was as follows (in millions):

For the nine months ended March 31,	2024	2023
Net cash used in investing activities	$(324)	$(318)
Net cash used in investing activities remained relatively consistent during the nine months ended March 31, 2024, as compared to the corresponding period of fiscal 2023, primarily due to higher investments in equity securities partially offset by a decrease in capital expenditures.
Net cash used in financing activities for the nine months ended March 31, 2024 and 2023 was as follows (in millions):

For the nine months ended March 31,	2024	2023
Net cash used in financing activities	$(1,098)	$(2,043)
The decrease in net cash used in financing activities during the nine months ended March 31, 2024, as compared to the corresponding period of fiscal 2023, was primarily due to lower activity under the stock repurchase program and the net impact of the October 2023 issuance of $1.25 billion of senior notes and the $1.25 billion repayment of senior notes that matured in January 2024 (See Note 5—Borrowings to the accompanying Financial Statements).
Stock Repurchase Program
See Note 6—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program.”
Dividends
The Company declared a semi-annual dividend of $0.26 per share on both the Class A Common Stock, par value $0.01 per share, and the Class B Common Stock, par value $0.01 per share, during the three months ended March 31, 2024, which was paid on March 26, 2024 to stockholders of record on March 6, 2024.

Debt Instruments
Borrowings include senior notes. In January 2024, $1.25 billion of 4.030% senior notes matured and were repaid in full (See Note 5—Borrowings to the accompanying Financial Statements).
Ratings of the Senior Notes
The following table summarizes the Company’s credit ratings as of March 31, 2024:

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
•the impact of widespread health emergencies or pandemics and measures to contain their spread; and
•the other risks and uncertainties detailed in Part I, Item 1A. “Risk Factors” in the 2023 Form 10-K and Part II, Item 1A. “Risk Factors” in the Q1 2024 Form 10-Q and the Q2 2024 Form 10-Q.
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
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.        LEGAL PROCEEDINGS
See Note 8—Commitments and Contingencies to the accompanying Unaudited Consolidated Financial Statements of FOX under the heading “Contingencies” for a discussion of the Company’s legal proceedings, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors described in the section titled “Risk Factors” in (i) the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2023, and (ii) the Company’s Quarterly Reports on Form 10-Q for the quarters ended September 30, 2023 and December 31, 2023, as filed with the SEC on November 2, 2023 and February 7, 2024, respectively.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of the Company’s repurchases of its Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) during the three months ended March 31, 2024:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
January 1, 2024 - January 31, 2024	1,611,276	$31.03
February 1, 2024 - February 29, 2024	3,041,008	29.89
March 1, 2024 - March 31, 2024	3,694,770	29.53
Total	8,347,054	29.95	$1,650

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

In total, the Company repurchased approximately 32 million shares of Class A Common Stock for approximately $750 million during the nine months ended March 31, 2024.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2024 and 2023; (ii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended March 31, 2024 and 2023; (iii) Consolidated Balance Sheets as of March 31, 2024 (unaudited) and June 30, 2023 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2024 and 2023; (v) Unaudited Consolidated Statements of Equity for the three and nine months ended March 31, 2024 and 2023; and (vi) Notes to the Unaudited Consolidated Financial Statements.*

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

Date: May 8, 2024