Form 10-K
period 2024-06-30
Fox Corp
filed 2024-08-08
CIK 1754301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of December 29, 2023, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $7.1 billion, based upon the closing price of $29.67 per share as quoted on The Nasdaq Global Select Market on that date, and the aggregate market value of the registrant’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $3.6 billion, based upon the closing price of $27.65 per share as quoted on The Nasdaq Global Select Market on that date.
As of August 5, 2024, 224,646,403 shares of Class A Common Stock and 235,581,025 shares of Class B Common Stock were outstanding.
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

PART I
ITEM 1.    BUSINESS
Background
The Company is a news, sports and entertainment company, which manages and reports its businesses in four operating segments: Cable Network Programming, Television, Credible and the FOX Studio Lot with the following two reportable segments:
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
Credible is a U.S. consumer finance marketplace. The FOX Studio Lot, located in Los Angeles, California, provides television and film production services along with office space, studio operation services and includes all operations of the facility.
Unless otherwise indicated, references in this Annual Report on Form 10-K (this “Annual Report”) for the fiscal year ended June 30, 2024 (“fiscal 2024”) to “FOX,” the “Company,” “we,” “us” or “our” mean Fox Corporation and its consolidated subsidiaries. We use the term “MVPDs” to refer collectively to traditional MVPDs and virtual MVPDs.
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
Under the FOX banner, we produce and distribute content through some of the world’s leading and most valued brands. Our long track record of challenging the status quo emboldens us to continue making innovative decisions, disrupting norms and forming deeper relationships with audiences. FOX News Media is among the most influential and recognized news brands in the world. FOX Sports has earned a reputation for bold sports programming and, with its availability in virtually every U.S. market, is a leading destination for live sports events and sports commentary. FOX Entertainment is renowned for its engaging primetime entertainment, including scripted dramas, leading unscripted programming and its longstanding Sunday animation block. Tubi, our leading AVOD service, attracts a young, diverse and highly engaged audience to its content library of over 260,000 movies and television episodes. These brands and others in our portfolio, such as our 29 owned and operated local television stations, including 18 broadcasting under the FOX brand, hold cultural significance with consumers and commercial importance for distributors and advertisers. The quality of our programming and the strength of our brands maximize the value of our content through a combination of affiliate fees and advertising sales.
Leadership positions across strategically significant programming platforms.
FOX enjoys leadership positions across its core news, sports and entertainment businesses. As linear television viewership declines across the industry, “appointment-based” programming that is the FOX hallmark remains resilient. For over 20 consecutive years, FOX News has been the top-rated national cable news channel in Monday to Friday primetime viewing, according to The Nielsen Company (“Nielsen”). FOX News also finished the fiscal year as the #1 cable network in Monday to Friday primetime and total day viewing among total viewers for the eighth consecutive year. A leader in marquee live sports broadcasts, FOX Sports programs the National Football League (“NFL”) (including the #1 show on television among Adults 18-49, America's Game of the Week), college football (including the Big Ten Conference), Major League Baseball's (“MLB”) Regular Season, All-Star Game and World Series, National Association of Stock Car Auto Racing (“NASCAR”) and other marquee cyclical events, including the Super Bowl and the Fédération Internationale de Football Association (“FIFA”) Men's and Women's World Cup. FOX Sports has secured a significant portion of its marquee rights under long-term contracts. FOX Entertainment has delivered the youngest and most diverse audience of the broadcast networks across all programming in primetime for over two decades. During the 2023-2024 broadcast season, FOX Entertainment featured the season’s #1 new entertainment series with the FOX-owned animated comedy Krapopolis, launched the #1 game show with The Floor, once again presented television’s top cooking competition series with Gordon Ramsay’s Next Level Chef, Hell’s Kitchen, MasterChef Junior and Kitchen Nightmares, and had four of the top comedies on television with Krapopolis, The Simpsons, Bob’s Burgers and Family Guy.
FOX Television Stations covers 18 Nielsen-designated market areas (“DMAs”), including 14 of the 15 largest, and was the #1 or #2 rated news provider in the hours of 5 a.m. - 9 a.m. in the majority of the markets in which it operates. Under FOX’s ownership, Tubi has become one of the most relevant and fastest growing AVOD services in the country, with over 40% growth in total view time (the total number of hours watched) in fiscal 2024 compared to the prior fiscal year. Tubi finished the fiscal year with approximately 2.0% of all television viewing according to Nielsen’s The Gauge, further cementing its leadership as the most watched free ad-supported TV (“FAST”) streaming service in the U.S. We believe the strength and leadership of our brands will continue to support industry leading affiliate fee revenue growth and sustained advertising revenue, while enabling us to nimbly respond to the opportunities and challenges traditional media companies are facing as technologies and changes in consumer behavior continue to rapidly evolve.
Significant presence and relevance in major domestic markets.
The FOX portfolio combines the range of national cable and broadcast networks and digital distribution platforms with the power of tailored local television. FOX News and FOX Business are available in over 65 million U.S. households and FOX Sports and FOX Entertainment programming on the FOX Network is available in virtually every U.S. market. Additionally, our 29 owned and operated television stations cover 18 DMAs, including 14 of the 15 largest, and maintain duopolies in 11 DMAs, including New York, Los Angeles and Chicago, the three largest. These stations provide balanced content of national interest with programming of note to local communities, producing over 1,200 hours of local news coverage each week. Tubi’s ubiquitous availability provides broad distribution of films, episodic television programming, live local and national news content and sports programming. Tubi carries over 100 local station feeds (including feeds of our owned and operated stations), covering 77 DMAs and 23 of the top 25 markets. The breadth and depth of our footprint allows us to produce and distribute our content in a cost-effective manner and share best business practices and models across regions. It also enables us to engage audiences, develop deeper consumer relationships and create more compelling product offerings.
Attractive financial profile, including multiple revenue streams, strong balance sheet and other assets.
We have consistently achieved strong operational and financial results in a complex industry environment. Additionally, our solid balance sheet provides us with the financial flexibility to continue to invest across our businesses, allocate resources toward investments in growth initiatives, take advantage of strategic opportunities, including potential acquisitions across the range of media categories in which we operate and related adjacencies, and return capital to our stockholders. We have maintained significant liquidity, ending fiscal 2024 with approximately $4.3 billion of cash and cash equivalents on our balance sheet while returning approximately $1.25 billion of capital to our stockholders through our stock repurchase program and cash dividends during fiscal 2024. We also benefit from a tax asset that resulted from the step-up in the tax basis of our assets following the Transaction, which is expected to provide an annual cash tax benefit for many years. Our asset portfolio also includes the FOX Studio Lot in Los Angeles, California, which spans over 50 acres and close to 2 million square feet of space for administration and television and film production services available to industry clients, including 15 sound stages, two broadcast studios, and other production facilities. Additionally, we own an equity stake in Flutter Entertainment plc (“Flutter”), an online sports betting and gaming company with operations in the U.S. and internationally, and we maintain a valuable option to acquire 18.6% of FanDuel Group, a majority-owned subsidiary of Flutter.
Goals and Strategies
Maintain leading positions in live news, live sports and quality entertainment.
We have long been a leader in news, sports and entertainment programming, and we believe that building on our leading market positions is essential to our success. The strength of our core businesses has allowed us to invest in attractive growth opportunities and brand extensions. Examples of this include digital brand extensions at FOX News Media, including the FOX Nation SVOD service and the FOX Weather FAST service. At Tubi, our investment in content, technology and marketing has yielded new viewers and increased engagement from our audience, which has translated into robust revenue growth. In fiscal 2024, Tubi expanded its content library through the premiere of over 140 new original titles and the launch of over 60 sports, entertainment and local news channels, for a total of over 280 sports, entertainment and local news channels as of the end of the fiscal year. We consistently review opportunities to optimize our sports portfolio with the dual goal of maintaining and growing our audience while achieving accretive financial returns. Fiscal 2024 highlights of this include a rights extension with NASCAR and the launch of the United Football League (the “UFL”) professional spring football league. Recognizing the industry-wide changes in viewership habits, FOX Entertainment has continued to expand its footprint across owned and unscripted content, including leveraging the breadth of offerings from FOX Entertainment studios to populate its primetime lineup and reduce its reliance on third-party content providers. FOX Entertainment studios also co-produces original content for third parties, such as Prime Video’s animated hit Hazbin Hotel, addressing the demand generated by the growth and proliferation of entertainment content streaming services. FOX Television Stations’ rollout of local news content on connected televisions and FAST services in a number of markets has led to the stations’ total view time for the period of March 2024 through June 2024 that was approximately four times higher compared to the same period in the prior year. We believe continuing to provide compelling news, sports and entertainment programming across platforms will increase audience engagement and drive growth across our distribution, affiliate and advertising relationships.
Increase revenue growth through the continued delivery of high quality, premium and valuable content.
With a focused portfolio of assets, we create and produce high quality programming that delivers value for our viewers, our affiliates and our advertisers. We expect our internal production capabilities and co-production arrangements will facilitate growth by enabling us to directly manage the economics and programming decisions of our broadcast network and television stations. We also believe our unique ability to deliver “appointment-based” viewing and audiences at scale, along with innovative advertising platforms, delivers substantial value to our advertising customers, and the unique nature of our “appointment-based” content positions us to maintain and even grow audiences during a time of increasing consumer fragmentation.
Expand our digital distribution offerings and direct engagement with consumers, increasing complementary sources of revenues.
The availability of our key networks on all major virtual MVPD services reflects the strength of our brands and the highly coveted nature of our content. We are also cultivating and growing direct interactions between FOX brands and consumers outside traditional linear television. For example, Tubi provides us with a wholly-owned digital platform to access a wider digital audience and further the reach of our content. Tubi continues to experience significant growth in total view time across a library of over 260,000 movies and television episodes, including key FOX entertainment, news and sports programming, and it streamed approximately 9.7 billion hours of content over the course of the fiscal year (a record for the platform). Tubi’s young, diverse and highly engaged viewers, the majority of which are classified as “cord-cutters” or “cord-nevers,” is an audience that advertisers are eager to reach. FOX News Media operates a number of digital businesses, including FOX News Digital, which remains the most engaged brand in digital news (leading in total views, minutes spent and social interactions), along with the FOX Nation SVOD service, which offers U.S. consumers a variety of content (including original programming), and FOX Weather, which offers local, regional and national weather reporting in addition to live programming. Additionally, FOX Television Stations operates a portfolio of digital businesses, including the FLX (or FOX Local Extension) digital advertising platform and the LiveNOW from FOX, FOX Locals and FOX Soul FAST services, in addition to distributing its local news programming on Tubi and across a range of third-party platforms. Venu Sports, a digital sports programming distribution joint venture with ESPN (a subsidiary of Disney) and Warner Bros. Discovery, is expected to launch in fall of 2024 and expand the reach of our sports programming beyond FOX’s existing footprint.
Reportable Segments
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

The following table lists the Company’s significant cable networks and the number of subscribers as estimated by Nielsen:

	As of June 30,
	2024	2023
	(in millions)
FOX News Media Networks
FOX News	67	72
FOX Business	65	70
FOX Sports Networks
FS1	67	72
FS2	48	52
The Big Ten Network	45	48
FOX Deportes	12	13
FOX News Media. FOX News Media includes the FOX News and FOX Business networks and their related properties. For over 20 consecutive years, FOX News has been the top-rated national cable news channel in Monday to Friday primetime viewing. FOX News also finished the fiscal year as the #1 cable network in Monday to Friday primetime and total day viewing among total viewers for the eighth consecutive year. FOX Business is a business news national cable channel and was the #1 business network in business day among total viewers during fiscal 2024. FOX News also produces a weekend political commentary show, FOX News Sunday, for broadcast on the FOX Television Stations and stations affiliated with the FOX Network throughout the U.S. FOX News also produces FOX News Audio, which licenses news updates, podcasts, and long-form programs to local radio stations and to mobile, Internet and satellite radio providers.
FS1. FS1 is a multi-sport national network that features live events, including regular season and post-season MLB games, NASCAR, college football, college basketball, the FIFA Men’s and Women’s World Cup, Major League Soccer (“MLS”), the UFL, the Union of European Football Associations (“UEFA”) European Championship, UEFA Nations League, Concacaf and CONMEBOL soccer and horse racing. In addition to live events, FS1 offers daily studio shows featuring key talent, including Colin Cowherd, Nick Wright and Emmanuel Acho.
FS2. FS2 is a multi-sport national network that features live events, including NASCAR, collegiate sports, horse racing, rugby, soccer and motor sports.
FOX Sports Racing. FOX Sports Racing is a 24-hour video programming service consisting of motor sports programming, including National Hot Rod Association, motorcycle racing and horse racing. FOX Sports Racing is distributed to subscribers in Canada and the Caribbean.
FOX Soccer Plus. FOX Soccer Plus is a premium video programming network that showcases exclusive live soccer and rugby competitions, including events from FIFA, UEFA, Concacaf, CONMEBOL, Saudi Pro League, Super Rugby League, Australian Football League and the National Rugby League.
FOX Deportes. FOX Deportes is a Spanish-language sports programming service distributed in the U.S. FOX Deportes features coverage of a variety of sports events, including premier soccer (such as matches from MLS and Liga MX), the NFL NFC Championship and the Super Bowl, MLB (including regular season games, the National League Championship Series in alternating years and the All-Star and World Series games), NASCAR Cup Series, college football and UFL. In addition to live events, FOX Deportes also features multi-sport news and highlight shows and daily studio programming. FOX Deportes is available to approximately 11.8 million cable and satellite households in the U.S., of which approximately 2.5 million are Hispanic.
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
Digital Distribution. The Company’s cable network programming is also distributed through FOX-branded websites, apps, podcasts and social media accounts and licensed for distribution through MVPDs’ websites and apps. The Company’s websites and apps provide live and/or on-demand streaming of network-related programming primarily on an authenticated basis to allow video subscribers of the Company’s participating distribution partners to view Company content via the Internet. These websites and apps include FOXNews.com, FOXBusiness.com, FOXWeather.com, FOXSports.com, FOXDeportes.com and OutKick.com, and the FOX News, FOX Business, FOX Weather, FOX Sports and FOX Deportes mobile apps. FOX News Media also operates direct-to-consumer services FOX Nation, an SVOD service that offers U.S. consumers a variety of content (including original programming), and FOX Weather, a FAST service that offers local, regional and national weather reporting in addition to live programming. The Big Ten Network distributes live-streaming and video-on-demand programming through the B1G+ subscription video streaming service. The Company also distributes non-authenticated live-streaming and video-on-demand content, podcasts, as well as static visual content such as photography, artwork and graphical design across FOX and Big Ten Network branded social media and third-party video and audio platforms.
Outkick Media. The Company owns Outkick Media, a digital media company focused on the intersection of sports, news and entertainment.
Cable Network Programming Competition
General. Cable network programming is a highly competitive business. Cable networks compete for content, distribution, viewers and advertisers with a variety of media, including broadcast television networks; cable television systems and networks; direct-to-consumer streaming and on-demand platforms and services; mobile, gaming and social media platforms; audio programming; and print and other media. Important competitive factors include the prices charged for programming, the quantity, quality and variety of programming offered, the accessibility of such programming, the ability to adapt to new technologies and distribution platforms, the quality of user experience and the effectiveness of marketing efforts. Competition for sales of advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various measurement services, price, the time of day when the advertising is to be broadcast, competition from other cable networks, broadcast networks, cable television systems, direct broadcast satellite television, social and digital media, and general economic conditions. Competition for audiences is based primarily on the selection of programming, the popularity and success of which depend on the reaction of the viewing public, which is often difficult to predict.
FOX News Media. FOX News' primary competition comes from the broadcast networks' national news divisions and cable news networks such as CNN and MSNBC. FOX Business' primary competition comes from the cable networks CNBC and Bloomberg Television. FOX News and FOX Business also compete for viewers and advertisers within a broad spectrum of television networks, including other non-news cable networks, free-to-air broadcast television networks and direct-to-consumer streaming and on-demand platforms and services. FOX News and FOX Business also face competition online from CNN.com, NBCNews.com, NYTimes.com, CNBC.com, Bloomberg.com, Yahoo.com and The Wall Street Journal Online, among others.
FOX Sports. A number of basic and pay television programming services, direct-to-consumer streaming services, and free-to-air stations and broadcast networks compete with FS1, FS2 and the Big Ten Network for sports programming rights, distribution, audiences and advertisers. On a national level, the primary competitors to FS1, FS2, and the Big Ten Network are ESPN, ESPN2, TNT, TBS, USA Network, CBS Sports Network; league-owned networks such as NFL Network, NHL Network, NBA TV and MLB Network; collegiate conference-specific networks such as the SEC Network and ACC Network; and direct-to-consumer streaming services such as ESPN+, Peacock, Amazon Prime Video, Netflix, Apple TV+, Paramount+, Max, FuboTV and Roku. In regional markets, the Big Ten Network competes with regional sports networks, local broadcast television stations and other sports programming providers and distributors.

Television
The Television segment produces, acquires, markets and distributes programming through the FOX broadcast network, the Tubi AVOD service, broadcast television stations and other digital platforms, primarily in the U.S. The segment also includes various production companies that produce content for the Company and third parties.
FOX Television Stations
FOX Television Stations owns and operates 29 full power broadcast television stations, which deliver broadcast network content, local news and syndicated programming to viewers in 18 local markets. These include stations located in 14 of the top 15 largest DMAs and two stations (referred to as duopolies) in each of 11 DMAs, including the three largest DMAs (New York, Los Angeles and Chicago). In two of the duopoly markets, FOX Television Stations is internally channel sharing whereby both of its stations in the market operate using a single 6 MHz channel. Of the 29 full power broadcast television stations, 18 stations are affiliated with the FOX Network. These stations leverage viewer, distributor and advertiser demand for the FOX Network’s national content. In addition, the FOX Network’s strategy to deliver fewer hours of national content than other major broadcasters benefits stations affiliated with the FOX Network, which can utilize the flexibility in scheduling to offer expanded local news and other programming that viewers covet. Our 29 stations collectively produce over 1,200 hours of local news coverage every week. For a description of the programming offered to affiliates of the FOX Network, see “—The FOX Network.” In addition, FOX Television Stations owns and operates 10 stations broadcasting programming from MyNetworkTV.
FOX Television Stations also operates a portfolio of digital businesses. These include the FLX (or FOX Local Extension) digital advertising platform and digital distribution businesses, including the LiveNOW from FOX, FOX Locals and FOX Soul FAST services described below under the heading “Digital Distribution.”
The following table lists certain information about each of the television stations owned and operated by FOX Television Stations. Unless otherwise noted, all stations are affiliates of the FOX Network.
FOX Television Stations

	DMA/Rank	Station	Digital Channel RF (Virtual)	Type	Percentage of U.S. Television Households in the DMA (a)
New York, NY	1	WNYW	27(5)	UHF	6.0%
		WWOR-TV(b)(c)	25(9)	UHF
Los Angeles, CA*	2	KTTV	11(11)	VHF	4.7%
		KCOP-TV(b)	13(13)	VHF
Chicago, IL*	3	WFLD	24(32)	UHF	2.9%
		WPWR-TV(b)(d)	31(50)	UHF
Philadelphia, PA*	4	WTXF-TV	31(29)	UHF	2.5%
Dallas, TX*	5	KDFW	35(4)	UHF	2.5%
		KDFI(b)	27(27)	UHF
Houston, TX*	6	KRIV	26(26)	UHF	2.2%
		KTXH(b)	19(20)	UHF
Atlanta, GA*	7	WAGA-TV	27(5)	UHF	2.2%
Washington, DC*	9	WTTG	36(5)	UHF	2.1%
		WDCA(b)(e)	36(20)	UHF
San Francisco, CA*	10	KTVU	31(2)	UHF	2.0%
		KICU-TV(f)	36(36)	UHF
Phoenix, AZ*	11	KSAZ-TV	10(10)	VHF	1.7%
		KUTP(b)	26(45)	UHF
Tampa, FL*	12	WTVT	12(13)	VHF	1.7%

	DMA/Rank	Station	Digital Channel RF (Virtual)	Type	Percentage of U.S. Television Households in the DMA (a)
Seattle-Tacoma, WA*	13	KCPQ	13(13)	VHF	1.7%
		KZJO(b)	36(22)	UHF
Detroit, MI*	14	WJBK	7(2)	VHF	1.5%
Minneapolis, MN*(g)	15	KMSP-TV	9(9)	VHF	1.5%
		WFTC(b)	29(29)	UHF
Orlando, FL*	16	WOFL	22(35)	UHF	1.5%
		WRBW(b)	28(65)	UHF
Austin, TX*	35	KTBC	7(7)	VHF	0.8%
Milwaukee, WI	38	WITI(h)	31(6)	UHF	0.8%
Gainesville, FL*	158	WOGX	31(51)	UHF	0.1%
TOTAL					38.4%

Source: Nielsen, January 2024

*
Denotes a market where stations are also broadcasting in the ATSC 3.0 "NextGenTV" standard in partnership with broadcasters in the applicable DMA through channel sharing arrangements or, in the case of KCOP-TV, KTXH and WRBW, each of those stations has made the conversion to and is broadcasting in the ATSC 3.0 standard.

(a)
VHF television stations transmit on Channels 2 through 13 and UHF television stations on Channels 14 through 36. The Federal Communications Commission (the “FCC”) applies a discount (the “UHF Discount"), which attributes only 50% of the television households in a local television market to the audience reach of a UHF television station for purposes of calculating whether that station’s owner complies with the national station ownership cap imposed by FCC regulations and by statute; in making this calculation, only the station’s RF Broadcast Channel is considered. In a duopoly market, both stations must be UHF for the discount to apply. In addition, the coverage of two commonly owned stations in the same market is counted only once. The percentages listed are rounded and do not take into account the UHF Discount. For more information regarding the FCC’s national station ownership cap, see “Government Regulation.”

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

The FOX Network
The FOX Network is a premier national television broadcast network, renowned for disrupting legacy broadcasters with powerful sports programming and appealing primetime entertainment. The FOX Network regularly delivers 15 hours of weekly primetime programming to 209 local market affiliates, including 18 stations owned and operated by the Company, covering virtually every U.S. market, according to Nielsen. The FOX Network primetime lineup is intended to appeal primarily to the 18 to 49 year old audience, the demographic group that advertisers seek to reach most often, with particular success in the 18 to 34 year old audience. The FOX Network has ranked among the top two networks in the 18 to 34 year old audience for the past 29 broadcast seasons. During the 2023-2024 broadcast season, the FOX Network ranked #2 in the 18 to 49 and 18 to 34 year old audiences and #1 in the male 18 to 49 and 18 to 34 year old audiences (based on Nielsen’s live+7 ratings). The median age of the FOX Network viewer is 58 years, as compared to 65 years for ABC, 66 years for CBS and 65 years for NBC.
•FOX Sports. A significant component of FOX Network programming consists of sports programming, with the FOX Network providing to its affiliates during the 2023-2024 broadcast season live coverage of the NFL, including the premier NFC rights package and America's Game of the Week (the #1 show on television). The FOX Network also provides live coverage of MLB (including the post-season and the World Series), college football and basketball, the NASCAR Cup Series (including the Daytona 500), MLS and the UFL. In certain years, FOX Sports broadcasts the Super Bowl, the FIFA Men’s and Women’s World Cup, the Copa América tournament and the UEFA European Championship. FOX Sports entered into an expanded 11-year media rights agreement with the NFL in fiscal 2021 that extended FOX Sports' coverage of NFL games and expanded FOX's digital rights to enable future direct-to-consumer opportunities as well as NFL-related programming on Tubi.
•FOX Entertainment. FOX Entertainment delivers high-quality scripted, unscripted, animated and live event content. FOX Entertainment primetime programming during the 2023-2024 broadcast season featured such scripted series as The Cleaning Lady and Alert: Missing Persons Unit, along with the FOX Entertainment-owned comedy Animal Control; animated series, including The Simpsons, Bob's Burgers, Family Guy and The Great North; and unscripted series, such as Next Level Chef and Gordon Ramsay’s Food Stars from Studio Ramsay Global (FOX’s co-owned production company with Gordon Ramsay), The Masked Singer, I Can See Your Voice, LEGO Masters, Special Forces: World’s Toughest Test, Farmer Wants a Wife and investigative report specials from FOX-owned TMZ. During the 2023- 2024 broadcast season, FOX Entertainment featured the season’s #1 new entertainment series with the FOX-owned animated comedy Krapopolis; launched the #1 game show with The Floor; once again presented television’s top cooking competition series with Gordon Ramsay’s Next Level Chef, Hell’s Kitchen, MasterChef Junior and Kitchen Nightmares; and had four of the top comedies on television with Krapopolis, The Simpsons, Bob’s Burgers and Family Guy.
The FOX Network obtains national sports programming through license agreements with professional or collegiate sports leagues or organizations, including long-term agreements with the NFL, MLB, college football and basketball conferences, NASCAR, FIFA, UEFA, Concacaf and CONMEBOL. Entertainment programming is obtained from major television studios, including 20th Television (formerly known as Twentieth Century Fox Television and which is owned by Disney), Sony Pictures Television and Warner Bros. Television, and independent television production companies pursuant to license agreements. The terms of these agreements generally provide the FOX Network with the right to acquire broadcast rights to a television series for a minimum of four seasons. Entertainment programming is also provided by the Company's in-house production companies, which are described below.
The FOX Network provides programming to affiliated stations and the right to broadcast network television programming on the affiliated stations in accordance with agreements of varying durations. Such agreements typically run three or more years and have staggered expiration dates. These affiliation agreements require affiliated stations to carry the FOX Network programming in all time periods in which the FOX Network programming is offered to those affiliated stations, subject to certain exceptions stated in the affiliation agreements.
FOX Entertainment Studios
Through its FOX Entertainment studios business, the Company produces entertainment programming for its own traditional and digital entertainment platforms, as well as for third parties. MarVista Entertainment is a global entertainment studio that produces and distributes movies and other content for Tubi and third-party networks and digital platforms. TMZ produces daily syndicated magazine programs, broadcast and other television specials, and other content for distribution on traditional and digital platforms, including FOX Television Stations, Tubi, FOX Nation and other digital platforms. The Company has also formed a co-owned production company with Gordon Ramsay called Studio Ramsay Global that develops, produces and distributes culinary and lifestyle programming such as Gordon Ramsay’s Food Stars and Next Level Chef for FOX, Kitchen Commando for Tubi and other programs for global markets. A full-service production studio, Fox Alternative

Entertainment develops and produces unscripted and alternative programming primarily for the FOX Network, including The Masked Singer, I Can See Your Voice and Name That Tune. Animation production company Bento Box Entertainment produces programming for cable and broadcast networks (including programming such as Krapopolis, Bob's Burgers and The Great North that air on the FOX Network) and digital platforms.
Tubi
Tubi is a leading AVOD service that is available on multiple digital platforms in the United States and select international regions. The business is part of the Tubi Media Group division formed in fiscal 2023 to house the Company's digital platform services. Tubi offers a content library of over 260,000 movies and television episodes from over 400 content partners, including every major Hollywood studio, and a growing number of new original titles. In fiscal 2024, Tubi expanded its content library through the premiere of over 140 new original titles. Tubi also features key FOX content, such as The Masked Singer and Next Level Chef, as well as live local and national news content and sports programming. In addition to its on-demand library, Tubi offers over 280 sports, entertainment and local news linear streaming channels. These include channels featuring FOX Entertainment’s The Masked Singer, TMZ and Studio Ramsay Global’s Gordon Ramsay and feeds from over 100 local television stations (including FOX’s owned and operated stations), covering 77 DMAs and 23 of the top 25 markets. As of June 2024, Tubi is available on 32 digital platforms, including connected television devices, and online at www.tubitv.com. In fiscal 2024, the service generated approximately 9.7 billion hours of total view time (the total number of hours watched) and finished the fiscal year with approximately 2.0% of all television viewing according to Nielsen’s The Gauge. Tubi enables the Company’s advertising partners to access a substantial, incremental digital audience. Tubi’s viewers are young, diverse and highly engaged, and the majority of its audience is classified as “cord-cutters” or “cord-nevers.”
FOX Entertainment Global
FOX Entertainment Global is FOX’s wholly-owned sales and distribution business. FOX Entertainment Global engages in domestic and international sales and licenses of scripted and unscripted series and other programs owned or controlled by various FOX entities, as well as content owned by third parties that contract with Fox Entertainment Global for distribution.
Digital Distribution
The Company’s Television segment also distributes programming through FOX-branded websites, apps, podcasts and social media accounts and licenses programming for distribution through MVPDs’ websites and apps. The Company’s websites and apps include FOX.com, FOXSports.com, TMZ.com, the FOX Sports app and the TMZ app and provide live and/or on-demand streaming of FOX Network shows and programming from broadcast stations affiliated with the FOX Network. Other digital properties offering Television segment programming and other content include Tubi and the TMZ FAST service. FOX Television Stations distributes content across websites and mobile apps associated with the stations, Tubi, a range of third-party platforms and FOX Television Station’s FAST services. These services include LiveNOW from FOX, which offers live news coverage; FOX Soul, a service dedicated to the African American viewer that features original and syndicated programming; and FOX Locals, a group of FAST services that offer live and recorded content from over 15 FOX-owned and operated local television stations. The Company’s FAST services are distributed across multiple devices and platforms, including traditional and virtual MVPDs, Tubi, connected TV device platforms and other digital platforms.
MyNetworkTV
The programming distribution service, Master Distribution Service, Inc. (branded as MyNetworkTV), distributes two hours per night, Monday through Friday, of off-network programming from syndicators to its over 185 licensee stations, including 10 stations owned and operated by the Company, and is available to approximately 95% of U.S. households as of June 30, 2024.
Competition
The network television broadcasting business is highly competitive. The FOX Network (with respect to both its sports and entertainment programming), MyNetworkTV and Tubi compete for audiences, programming and advertising revenue with a variety of competing media, including other broadcast television networks; cable television systems and networks; direct-to-consumer streaming and on-demand platforms and services; mobile, gaming and social media platforms; audio programming; and print and other media. In addition, the FOX

Network and MyNetworkTV compete with other broadcast networks and programming distribution services to secure affiliations or station agreements with independently owned television stations in markets across the U.S. ABC, NBC and CBS each broadcast a significantly greater number of hours of programming than the FOX Network and, accordingly, may be able to designate or change time periods in which programming is to be broadcast with greater flexibility than the FOX Network. Technological developments are also continuing to affect competition within the broadcast television marketplace. Our entertainment programming production businesses compete with other content creators for creative talent, new content ideas, intellectual property and the distribution of their content. FOX Entertainment Global competes with other content licensors and sellers for the distribution of its content.
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
Other Operating Segments
FOX Studio Lot
FOX owns the FOX Studio Lot in Los Angeles, California. The historic lot is located on over 50 acres of land and has over 1.85 million square feet of space for both administration and production and post-production services available to service a wide array of industry clients, including 15 sound stages, two broadcast studios, theaters and screening rooms, editing rooms and other television and film production facilities. The FOX Studio Lot provides two primary revenue streams — the lease of a portion of the office space to Disney and other third parties and the operation of studio facilities for third-party productions, which until 2026 will predominantly be Disney productions.
Credible
The Company holds 66% of the equity in Credible Labs Inc. (“Credible”), which operates consumer finance and insurance marketplaces in the U.S. Credible’s offerings provide consumers personalized product and rate options for a range of financial products, including student loans, personal loans, mortgages and insurance policies from multiple consumer lending and insurance providers. Credible is part of the Tubi Media Group division.
Investments
Flutter
The Company holds an equity interest in Flutter, an online sports betting and gaming company with operations in the U.S. and internationally. The Company owns approximately 4.3 million ordinary shares, which represents approximately 2.4% of Flutter as of June 30, 2024. In addition FOX Sports holds a 10-year call option expiring in December 2030 to acquire an 18.6% equity interest in Flutter's majority-owned subsidiary, FanDuel Group ("FanDuel"), the exercise of which is subject to certain conditions and applicable gambling regulatory approvals. As of June 30, 2024, the option exercise price is approximately $4.3 billion. FOX has no obligation to commit capital towards this opportunity unless and until it exercises the option. In addition, Flutter cannot pursue an initial public offering for FanDuel without FOX's consent or approval from the arbitrator.
United Football League
Launched in January 2024, the UFL is a professional spring football league that consists of eight teams playing a 40-game regular season schedule in addition to two playoff games and a championship game. FOX Sports and Disney/ESPN are the domestic distribution partners of the UFL games under multi-year rights agreements. As of June 30, 2024, the Company owns approximately 42% of the UFL.
Venu Sports
In February 2024, FOX announced that it would enter into a joint venture with ESPN, a subsidiary of The Walt Disney Company, and Warner Bros. Discovery to form a digital distribution platform focused on sports. Each company is expected to own one-third of the joint venture, have equal board representation and license their sports content to the joint venture on a non-exclusive basis. The Venu Sports subscription-based streaming service is expected to launch in the fall of 2024.
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
In its most recent term, the U.S. Supreme Court issued several decisions that fundamentally change the landscape of federal regulation. These include the June 28, 2024 decision in Loper Bright Enterprises v. Raimondo, which overturned the longstanding “Chevron” doctrine under which administrative agencies were entitled to deference in the interpretation of “ambiguous” federal statutes. The full impact of these decisions is not yet known, but they are wide-ranging and could lead to significant changes in the federal regulation of the Company’s businesses and the industry in which they operate.
Broadcast Licenses. The Communications Act permits the operation of television broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of the license would serve the public interest, convenience and necessity. The Company, through its subsidiaries, holds broadcast licenses in connection with its ownership and operation of television stations. Under the Communications Act, television broadcast licenses may be granted for a maximum term of eight years. Generally, the FCC renews broadcast licenses upon finding that the television station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse. The current renewal cycle for FOX Television Stations’ FCC applications for its full power broadcast licenses began in 2020 and all license renewal applications for the current cycle have been filed. One of the pending applications has been opposed by a third party.
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
The Company is also subject to other communications laws and regulations relating to ownership. For example, FCC dual network rules prohibit any of the four major broadcast television networks — FOX, ABC,

CBS, and NBC — from being under common ownership or control. In addition, under the Communications Act, no broadcast station licensees may be owned by a corporation if more than 25% of the corporation’s stock is owned or voted by non-U.S. persons, their representatives or by any other corporation organized under the laws of a foreign country. This ownership limit can be waived if the FCC finds it to be in the public interest. The FCC could review the Company’s compliance with the foreign ownership regulations in connection with its consideration of FOX Television Stations’ license renewal applications. The Company’s Amended and Restated Certificate of Incorporation authorizes the Company’s Board of Directors (the “Board”) to take action to prevent, cure or mitigate the effect of stock ownership above the applicable foreign ownership threshold, including: refusing to permit any transfer of common stock to or ownership of common stock by a non-U.S. stockholder; voiding a transfer of common stock to a non-U.S. stockholder; suspending rights of stock ownership if held by a non-U.S. stockholder; or redeeming common stock held by a non-U.S. stockholder.
Must-Carry/Retransmission Consent. FCC regulations require each television broadcaster to elect, at three-year intervals, either to require carriage of its signal by traditional MVPDs in the station’s market or to negotiate the terms through which that broadcast station would permit transmission of its signal by the traditional MVPDs within its market, which we refer to as retransmission consent. FOX Television Stations have historically elected retransmission consent for all of their owned and operated stations, and the Company has been compensated as a result.
Children’s Programming. Federal legislation limits the amount of commercial matter that may be broadcast during programming originally designed for children 12 years of age and younger to 10 ½ minutes per hour during the weekend and 12 minutes per hour during the week. In addition, FCC regulations generally require television stations to broadcast a minimum of three hours per week of programming, which, among other requirements, must serve, as a “significant purpose,” the educational and informational needs of children 16 years of age and under. Under FCC rules, one of the three hours per week may air on a television’s station’s multicast stream(s); the other two hours must air on the primary programming stream. A television station found not to have complied with the programming requirements or commercial limitations could face sanctions, including monetary fines and the possible non-renewal of its license.
Program Regulation. The FCC also regulates the content of broadcast, cable network, and other video programming. The FCC prohibits broadcasters from airing obscene material at any time and indecent or profane material between 6:00 a.m. and 10:00 p.m. The FCC also monitors compliance relating to political advertising, identification of program sponsors and the use and integrity of the Emergency Alert System. In addition, FCC regulations require the closed captioning of almost all broadcast and/or cable programming, as well as certain programming in the U.S. delivered by internet protocol. Broadcast television stations in certain markets that are affiliated with one of the four major U.S. broadcast networks must also provide a certain amount of programming every quarter that includes audio-narrated description of a program’s key visual elements that make the program accessible to blind and low-vision viewers. Commercials embedded in our networks’ television content stream also must adhere to certain standards for ensuring that those commercials are not transmitted at louder volumes than our program material.
Advertising Regulation. The Federal Trade Commission, or FTC, has increased its focus on unfair and deceptive advertising practices, particularly with respect to social media marketing. Both FCC and FTC rules and guidance require marketers to clearly and conspicuously disclose whenever there has been payment for a marketing message or when there is a material connection between an advertiser and a product endorser. Additionally, a number of states have recently introduced or passed legislation as it relates to disclosures of the use of artificial intelligence (“AI”) in political advertising. The disclosure and record retention requirements for AI in political advertising vary greatly by state. The FCC has also issued a rulemaking on the use of AI in political advertising, which, if adopted, would require broadcasters to collect information from political advertisers and disclose the use of AI, which may impact the sale of political advertising.
Broadcast Affiliation. In addition, FCC regulations govern various aspects of the agreements between networks and affiliated broadcast stations, including a mandate that television broadcast station licensees retain the right to reject or refuse network programming in certain circumstances or to substitute programming that the licensee reasonably believes to be of greater local or national importance.
Broadcast Transmission Standard. In November 2017, the FCC adopted rules to permit television broadcasters to voluntarily broadcast using the “Next Generation” broadcast television transmission standard developed by the Advanced Television Systems Committee, Inc., also referred to as “ATSC 3.0” or “NEXTGEN TV”. FOX Television Stations is actively building out ATSC 3.0 facilities and is participating in various ATSC 3.0 testing with other broadcasters, but it is too early to predict the impact of this technical standard on the Company's operations. In June 2020, the FCC adopted a Declaratory Ruling and Notice of Proposed Rulemaking declaring that local and national ownership restrictions do not apply to non-video services. In June 2023, the FCC issued a Report and Order that extended the simulcast requirement for ATSC 1.0 and ATSC 3.0 signals to July 2027. This extension may impact the adoption and roll out of both video and non-video ATSC 3.0 services, as well as the broadcast requirements for the ATSC 1.0 standard.
Violation of FCC regulations can result in substantial monetary forfeitures, periodic reporting conditions, short-term license renewals and, in egregious cases, denial of license renewal or revocation of license. Violation of FTC-imposed obligations can result in enforcement actions, litigation, consent decrees and, ultimately, substantial monetary fines.
Privacy and Information Regulation
The laws and regulations governing the collection, use, retention and transfer of consumer information are complex and rapidly evolving, particularly as they relate to the Company's digital businesses. Federal and state laws and regulations affecting the Company’s online services, websites and other business activities include: the Children’s Online Privacy Protection Act, which prohibits websites and online services from collecting personally identifiable information online from children under age 13 without prior parental consent; the Video Privacy Protection Act, which prohibits the knowing disclosure of information that identifies a person as having requested or obtained specific video materials from a “video tape service provider;” the Telephone Consumer Protection Act, which restricts certain marketing communications, such as text messages and calls, without explicit consent; the Gramm-Leach-Bliley Act, which regulates the collection, handling, disclosure and use of certain personal information by companies that offer consumers financial products or services, imposes notice obligations and provides certain individual rights regarding the use and disclosure of certain information; and the California Consumer Privacy Act (the “CCPA”) (as amended by the California Consumer Privacy Rights Act (“CPRA”)), which imposes broad obligations on the collection, use, handling and disclosure of personal information of California residents. For example, subject to certain exceptions, the CCPA provides individual rights for Californians, such as the right to access, delete, correct, and restrict the “sale” or “sharing” of personal information, including in connection with targeted advertising. Virginia, Colorado, Connecticut, and Utah have similar privacy laws that became effective in 2023.
A number of privacy and data security bills that address the collection, retention and use of personal information, breach notification requirements and cybersecurity that would impose additional obligations on businesses, including in connection with targeted advertising, are pending or have been adopted at the state and federal level. For example, the CPRA, which generally became effective on January 1, 2023, creates a new state privacy protection agency, expands individual rights and introduces new requirements for businesses, among other things. Several of these matters are subject to additional rulemaking. Other states have passed or introduced similar privacy legislation, including Virginia, Colorado, Utah, Connecticut, Iowa, Indiana and Tennessee. In addition, the FTC and state attorneys general and other regulators have made privacy and data security an enforcement focus. The FTC also has initiated a rulemaking proceeding to explore rules concerning the collection, use, disclosure and security of personal information. Other federal and state laws and regulations that could impact our businesses also may be adopted, such as those relating to minors, tailored advertising and its measurement, and oversight of user-generated content.
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
Consumer Finance Laws and Regulations
Credible operates consumer finance and insurance marketplaces that market and provide services in heavily regulated industries across the United States. As a result, Credible is subject to a variety of federal and state laws and regulations. These include the laws and regulations governing the collection, use and transfer of consumer information described above and the following:
•the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, or “RESPA,” and similar state laws, and federal and state unfair and deceptive acts and practices, or “UDAAP,” laws and regulations, which place restrictions on the manner in which consumer loans and insurance products are marketed and originated and the amount and nature of fees that may be charged or paid to Credible by lenders, insurance carriers and real estate professionals;
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
Intellectual Property
The Company’s intellectual property assets include copyrights in television and other programming, other publications, websites, digital properties and technologies; trademarks, trade dress, service marks, logos, slogans, sound marks, design rights, symbols, characters, names, titles and trade names, domain names; patents or patent applications for inventions related to its products, business methods and/or services, trade secrets and know how; and licenses of intellectual property rights of various kinds. The Company derives value from these assets through the production, distribution and/or licensing of its programming to third-party distributors, the operation of websites and other digital properties, and through the sale of products, such as collectible merchandise, apparel, books and publications, among others.
The Company devotes significant resources to protecting its intellectual property, relying on a combination of copyright, trademark, unfair competition, patent, trade secret and other laws and contract provisions. There can be no assurance of the degree to which these measures will be successful in any given case. Policing unauthorized use of the Company’s products and services and related intellectual property is often difficult and the steps taken by the Company may not in every case prevent the infringement. The Company seeks to limit that threat through a combination of approaches, including offering legitimate market alternatives, deploying digital rights management technologies, asserting infringement claims, and by pursing takedowns and/or monetization of Company content uploaded to the Internet by third parties without Company authorization. Piracy, including in the digital environment, continues to present a threat to revenues from products and services based on intellectual property.
Third parties may challenge the validity or scope of the Company’s intellectual property from time to time, and such challenges could result in the limitation or loss of the Company’s intellectual property rights. Even if not valid, such claims may result in substantial costs and diversion of resources that could have an adverse effect on the Company’s operations.
The legal landscape for new technologies, including AI, remains uncertain, and development of the law in this area could negatively impact the Company’s ability to protect against unauthorized third-party infringing uses or result in intellectual property infringement claims against the Company.

Human Capital Resources
Our workforce is the creative, strategic and operational engine of FOX’s success, and we are committed to developing and supporting our employees. We aim to develop our human capital by recruiting a talented and diverse workforce, offering competitive compensation and benefits, fostering a healthy work-life balance, providing growth and development opportunities, protecting health and safety, fostering workplace civility and inclusion and encouraging our employees to have an impact in their communities.
As of June 30, 2024, we had approximately 10,200 full-time employees. In the ordinary course of our business and consistent with industry practice, we also employ freelance and temporary workers who provide important production and broadcast support services. The vast majority of our workforce is based in the United States, and a portion is unionized. We have posted on our website our Employment Information Report (EEO-1), showing the race, ethnicity and gender of our U.S. employees at https://www.foxcorporation.com/eeo-1-data.
FOX’s Corporate Social Responsibility Report, also posted on our website at www.foxcorporation.com, provides a detailed review of our human capital programs and achievements. Our key human capital initiatives include:
Recruitment and Diversity
Our commitment begins at the highest level of the organization. Our Board requires that minority and female candidates are presented for consideration with each Director vacancy. We believe that the more voices in the room and the more diverse the experiences of our colleagues, the better FOX’s internal culture and external programming are. Our diversity enables us to be more reflective of the audiences we reach and enhances our ability to create news, sports and entertainment programming that serves all viewers across the country.
FOX lists job openings internally and externally because we believe this is one of the best tools to reach the widest and most diverse pool of candidates. We include the salary range in job postings to promote pay transparency and further pay equity. We also collaborate with professional organizations that offer FOX access to talent at recruiting events and conventions. These organizations include:
•American Corporate Partners
•Asian American Journalists Association
•National Association of Black Journalists
•National Association of Hispanic Journalists
•Radio Television Digital News Association
•The Association of LGBTQ+ Journalists
•U.S.VETS Camo to Careers Program
We also offer paid internships to build a diverse pipeline of early-career talent and emerging leaders. The FOX Internship Program offers students an exciting opportunity to gain practical experience, participating in real-world projects and seminars on the media industry, technology and professional development. This internship program, which runs for 8-10 weeks three times per year, welcomed approximately 600 students in fiscal year 2024. We are proud that our internship program was listed on Vault’s 2023 “100 Best Internships,” and it was the 2023 Winner of the Interns 2 Pros Internship Program of the Year. We also partner with a variety of organizations that provide media internships for promising students such as the Emma Bowen Foundation, T. Howard Foundation, International Radio and Television Society, Sports Biz Careers, National Association of Broadcasters’ Emerson Coleman Fellowship, UNC Hussman School of Journalism and Media’s Chuck Stone Program for Diversity Education and Media and the Entertainment Industry College Outreach Program.
Additionally, FOX has established and put into action numerous early career training initiatives aimed at equipping promising individuals with vital job skills and career advancement opportunities. These initiatives are instrumental in cultivating a reservoir of our future leadership, many of whom are from underrepresented backgrounds. Notable examples include:
•FOX Ad Sales Fast Future Initiative (“FFI”): Launched in 2021, this six-month career development program offers FOX Ad Sales team members resources and experiences designed to equip tomorrow’s leaders with skills they can implement today. FFI nurtures a sense of community, propels career growth and offers opportunities to engage with industry experts. FOX Ad Sales celebrated the graduation of its third cohort in early 2024.
•FOX News Multimedia Reporters: This program positions qualified candidates across the country to shoot, produce, edit and report content for FOX News Media platforms. After two years of ongoing development and mentorship, reporters are positioned to become stronger journalists in the field.
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
•FOX Writers Incubator Initiative: This FOX Entertainment program, which welcomed its first class in 2022, nurtures and trains talented writers with diverse voices, backgrounds and life experiences. Writers work intensively on their scripts with the support of established writers, executives, directors and producers across all genres (comedy, drama, animation, etc.).
Employee Compensation and Benefits
We are proud to invest in our people through competitive pay and comprehensive benefits designed to attract, motivate and retain our talent. Providing equal pay for equal work, without regard to race, gender or other protected characteristics, is an imperative at FOX. We link our more senior employees’ pay to corporate performance through annual incentive compensation awards. Other employees may be eligible for other long-term incentives depending on their business unit and level/role.
FOX also provides generous benefits that support the health, wellness and financial stability of our employees and their families. Full-time employees are eligible for medical insurance through a choice of several plans, in which employees also may enroll family members, including domestic partners and their children. Many employees benefit from the convenience of covered telemedicine visits as well as virtual primary care services. In addition, we provide vision and dental insurance, which includes coverage for adult orthodontic care. Our coverage is generous, with employee contributions and costs more favorable than national averages according to a 2023 Mercer LLC survey. Eligible employees may participate in flexible spending accounts, health savings accounts, and qualified transportation expense accounts. We also provide employees with a health advocate service, with experts who support employees and their eligible family members in navigating a wide range of health and insurance-related issues.
Additional benefits FOX provides to eligible employees include paid company holidays, floating holidays, vacation, sick and safe time, life insurance, accidental death and dismemberment insurance, business travel accident insurance, salary replacement for up to 26 weeks of short-term disability, basic long-term disability insurance, charitable gift matching, cybersecurity and malware protection for personal devices and an employee assistance program that offers onsite counseling in our New York and Los Angeles worksites, as well as smoking cessation and weight management programs. The FOX 401(k) Savings Plan provides employees with a company contribution, and it offers a company match, Roth and post-tax contribution options and catch-up contributions. Freelance employees who work a minimum number of hours are also eligible for a medical, dental and vision plan, as well as our FOX 401(k) Savings Plan and the health advocate service. Finally, FOX also offers employees group discounts in various voluntary benefits such as critical illness insurance, group universal life insurance, auto and home insurance, access to legal services, pet insurance, supplemental long-term disability insurance and student loan refinancing.

Employee Wellness and Workplace Flexibility
We believe offering our employees the tools necessary for a healthy work-life balance and overall wellness empowers them to thrive in our modern workforce. To that end, FOX allows eligible individuals the opportunity to work on a partially remote (i.e., “hybrid”) or fully remote basis in appropriate circumstances.
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
In 2024, FOX expanded its partnership with the National Alliance on Mental Illness (“NAMI”) to provide additional mental health resources to employees. Through the collaboration within the NAMI-NYC Workplace Mental Health Collaborative, FOX leadership gains access to an array of organizational best practices.
Throughout the year, FOX employees engaged in multiple training sessions, endorsed by research and peer-reviewed studies, such as the “Beyond Burnout” course which provided strategies to build resilience, maintain mental well-being, and protect against workplace burnout. NAMI has tailored training for FOX, focusing on managing workplace crises and trauma. The program, beneficial for all staff levels, provides essential best practices and coping strategies to maintain mental health, promote staff safety, and support uninterrupted business operations.
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
Health and Safety
FOX is committed to protecting the health, safety and work environment of our employees, clients and neighbors. Our Environment, Health and Safety (“EHS”) Program manages risks by implementing proactive, practical and feasible controls into daily work activities, as appropriate. Employees receive health and safety training orientations and have access to several workplace safety programs and resources. The program works to continuously improve performance through preventive measures, as well as efforts to correct hazards or dangerous conditions and minimize the environmental impact of our activities. The day-to-day management of FOX’s EHS Program, sustainability initiatives and compliance is overseen by our President and General Manager, Studio Operations and implemented by our dedicated EHS team.
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
FOX also has several employee-driven Employee Resource Groups (“ERGs”) formed around shared identity, interests or pursuits for the purpose of advancing careers, encouraging a more respectful workplace community and fostering a sense of belonging. All FOX colleagues are welcome to join or participate in any or multiple ERGs. Opportunities are also available for colleagues to impact their personal and professional development by becoming an ERG board member. They include:
•ABLE – committed to breaking the stigma around seen and unseen disabilities and supporting our FOX colleagues, and those affected by them, through education, advocacy and allyship
•ACE (Asian Community Exchange) – serves Asian Americans at FOX and their allies by advancing their members, championing their stories and empowering their communities
•BLK+ – celebrates the intersectionality of our Black colleagues across the diaspora of FOX and seeks to build community through programming and professional development
•HOLA (Hispanic Organization for Leadership and Advancement) – develops Hispanic leaders, enriches FOX's diverse culture and drives positive impact for Hispanic employees at FOX and their allies
•PRIDE – cultivates community among FOX’s LGBTQ+ colleagues and allies, supports causes important to the LGBTQ+ community
•VETS – committed to the community of veterans, current service members, military supporters and military spouses employed at FOX by embracing four core values – Community, Appreciation, Connection & Education
•WiT (Women in Tech) – attracts, empowers and connects women technologists and amplifies their impact at FOX
•WOMEN@FOX – committed to developing female leadership at all levels and fostering a culture where all women thrive
Maintaining a work environment where employees can thrive, advance and feel included is one of our top priorities at FOX.
As a result of these and other efforts, many outside organizations have recognized FOX for our deep commitment to inclusion and diversity. For example:
•DiversityComm once again recognized FOX as a Top Hispanic, Black and Women Employer and as a Top LGBTQ+ Friendly Company for 2024
•FOX was appointed to the Military Friendly® Employer list again for 2024 and named a Military Friendly® Brand; FOX also was rated a 4-Star Employer by VETS Indexes
•FOX was named to Disability Equality Index's “Best Places to Work for Disability Inclusion” list for 2024, continuing year-over-year recognition as a top scoring employer
Community Impact
The dedication of FOX team members to their local communities is profoundly exhibited by their active participation. This is particularly visible within the scope of our charitable initiative, FOX Forward, which embodies our commitment through volunteerism, skill sharing and support of meaningful causes. FOX employees offer significant support to a variety of community non-profit organizations, aid for veterans, educational institutions and families facing hardships. We seek to motivate our employees to invest their time and resources in institutions that drive positive changes. Throughout fiscal year 2024, the various FOX businesses collectively propelled our philanthropic efforts to realize an impressive impact, contributing over $9.5 million to diverse communities.

During the fiscal year, FOX supported military veterans, active-duty military, first responders and their families by partnering with U.S.VETS to champion their Make Camo Your Cause campaign, awarding the first two FOX Pat Tillman Veterans Center scholarships to Cronkite School of Journalism and Media Communications student veterans and presenting grants to caretakers of veterans through the Elizabeth Dole Foundation’s Hidden Heroes program. Additionally, FOX committed $2 million to Tunnel to Towers’ Homeless Veteran Program, which will fund housing and supportive services for American veterans experiencing homelessness.
FOX continued to serve as an Annual Disaster Giving Program partner for the American Red Cross while also making additional donations to their Hawaii Wildfires and Hurricane Idalia relief efforts. Along with FOX viewer contributions, over $3 million in aid supported these relief efforts.
The growth of our FOX For Students program continued as we renewed our commitment as a Founding Partner of the Roybal Film and Television Production Magnet Program doubling our financial commitment to the school and its mission to build an inclusive pipeline to below-the-line career paths in the entertainment industry through education and real-life experience.
FOX holiday giving programs raised over $500,000 in November and December of 2023 for non-profit organizations across the country, including the Los Angeles Regional Food Bank, New York Cares, Boys & Girls Clubs of America and the National Alliance on Mental Illness, providing meals, coats, holiday gifts and mental health resources for those in need. FOX supported communities experiencing food insecurity through multiple organizations such as Feeding America, Northwest Harvest and Capital Area Food Bank resulting in over 270,000 meals served.
As part of the Company’s commitment to give back to the communities in which its employees live and work, our FOX Giving program matches contributions made by regular full-time employees to eligible non-profit organizations, dollar for dollar, up to a total of $1,000 per fiscal year when submitted through the FOX Giving platform. We also track and reward employee volunteer hours with the opportunity to earn up to $1,000 per year that employees may direct to charities through the program. Over the course of the fiscal year, across all FOX businesses, contributions through FOX Giving exceeded $1.5 million.
Additionally, FOX provides invaluable in-kind support through public service announcements and editorial coverage for non-profit organizations such as the Special Olympics, the USO and Stand Up to Jewish Hate, while also creating further impact in our communities through efforts such as FOX Sports Supports’ Gamechanger Fund, FOX Entertainment’s #TVForAll, FOX Television Stations’ Holiday Community Giving Campaigns and FOX News Media’s support of the First Responders Children’s Foundation and Tunnel to Towers Foundation.

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
The ways in which consumers view content and technology and business models in our industry continue to rapidly evolve. New distribution platforms and increased competition from new entrants and emerging technologies have added to the complexity of maintaining predictable revenue streams. Technological advancements have driven changes in consumer behavior as consumers now have more control over when, where and how they consume content and have increased advertisers' options for reaching their target audiences. Consumer preferences have evolved toward SVOD, AVOD and FAST services and other direct-to-consumer offerings. An increasing number of FAST services and SVOD services that have introduced advertising-supported tiers has intensified competition for digital advertising and may continue to do so in the future. In addition, the increasing use of time-shifting and advertising-skipping technologies that enable viewers to fast-forward or circumvent advertisements impacts the attractiveness of the Company's programming to advertisers and may adversely affect its advertising revenues. Other new technological developments, including the development and use of generative AI in our industry, are rapidly evolving, and the advantages and risks associated with its use are largely uncertain.
Changes in consumer behavior and technology have also had an adverse impact on MVPDs that deliver the Company's broadcast and cable networks to consumers. Consumers are increasingly turning to direct-to-consumer offerings, which has contributed to industry-wide declines in subscribers to MVPD services over the last several years. These declines are expected to continue and possibly accelerate in the future. If consumers increasingly favor alternative offerings over MVPD subscriptions, the Company may continue to experience a decline in viewership and demand for the programming on its networks. The Company’s affiliate fee and advertising revenues have been negatively impacted by these trends, and these negative effects could continue and accelerate in the future. Changing distribution models may also negatively impact the Company's ability to negotiate affiliation agreements on favorable terms, which could have an adverse effect on its business, financial condition or results of operations. Our affiliate fee and advertising revenues also may be adversely affected by consumers' use of antennas (and their integration with set-top boxes or other consumer devices) to access broadcast signals to avoid subscriptions.
To remain competitive in this evolving environment, the Company must effectively anticipate and adapt to new market changes. The Company continues to focus on investing in and expanding its digital distribution offerings and direct engagement with consumers, including through Tubi, FOX Nation, FOX Weather and other offerings such as the Venu Sports streaming service expected to launch in the fall of 2024. However, if the Company fails to effectively protect and exploit the value of its content while responding to, and developing new technologies and business models to take advantage of, technological developments and consumer preferences, it could have a significant adverse effect on the Company's business, financial condition or results of operations.
The Company derives substantial revenues from the sale of advertising, and declines in advertising expenditures have caused, and could continue to cause, the Company’s revenues and operating results to decline significantly in any given period or in specific markets.
FOX’s advertising revenues have been, and may continue to be, adversely affected by factors such as advertising market conditions, changes in consumer behavior, and deficiencies in audience measurement, and they vary substantially due to cyclical sports events and elections.
The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers' spending priorities and the economy in general or the economy of an individual geographic market. In addition, pandemics and other widespread health emergencies, natural and other disasters, acts of terrorism, wars, and political uncertainties and hostilities can also lead to a reduction in advertising expenditures as a result of economic uncertainty, disruptions in programming (in particular live event programming) or reduced advertising spots due to pre-emptions.
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
As described above, technological changes and the evolution of consumer preferences toward direct-to-consumer offerings has intensified audience fragmentation and reduced viewership through traditional linear distribution models, which has caused ratings and viewership declines for television networks, including ours. These changes have also given rise to new ways of purchasing advertising, as well as a general shift in advertising expenditures toward digital and mobile offerings, some of which may not be as beneficial to us as traditional advertising methods. In addition, a number of SVOD services with large subscriber bases and household penetration have introduced advertising supported tiers and there is an increasing number of AVOD services and FAST products available to consumers. The resulting increase in the amount of digital advertising available in the marketplace has intensified, and may continue to intensify, competition for viewers and advertising. There can be no assurance that we can successfully navigate the evolving digital advertising market or that the digital advertising revenues we generate will offset the declines in advertising revenues generated by our traditional linear networks.
Advertising sales also largely depend on audience measurement and could be negatively affected if measurement methodologies do not accurately reflect actual viewership levels. Although Nielsen’s statistical sampling method is the primary measurement methodology used for our linear television advertising sales, we measure and monetize our digital platforms based on a combination of internal and third-party data, including demographic composite estimates. The industry is transitioning to a multiplatform measurement environment in an effort to more completely measure viewership and advertising across linear and digital platforms, but has not yet established a consistent, broadly accepted measure of multiplatform audiences. Although we expect multiplatform measurement innovation and standards to benefit us as the advertising market continues to evolve, we are still partially dependent on third parties to provide these solutions. Declines in advertising revenues may also be caused by regulatory intervention or other third-party action that impacts where and when advertising may be placed. If negative impacts on advertising revenues continue or accelerate, they could have a material adverse effect on the Company's business, financial condition or results of operations.
Because the Company derives a significant portion of its revenues from a limited number of distributors, the failure to enter into or renew affiliation and carriage agreements on favorable terms, or at all, could have a material adverse effect on the Company’s business, financial condition or results of operations.
The Company depends on affiliation and carriage arrangements that enable it to reach a large percentage of households through MVPDs and third party-owned television stations. There can be no assurance that these agreements will be renewed in the future, or renewed on favorable terms, including terms related to pricing, programming tiers and bundles, and the types of rights we grant distributors. The inability to enter into or renew MVPD arrangements on favorable terms, or at all, or the loss of carriage on MVPDs’ basic programming tiers could reduce the distribution of the Company’s owned and operated television stations and broadcast and cable networks, which could adversely affect the Company’s revenues from affiliate fees and its ability to sell national and local advertising time. The loss of favorable MVPD packaging, positioning, pricing or other marketing opportunities could also negatively impact the Company’s revenues from affiliate fees. Consolidation among MVPDs, their increased vertical integration into the cable or broadcast network business or their use of alternative technologies to offer their subscribers access to local broadcast network programming could increase their negotiating leverage. Competitive pressures faced by MVPDs, particularly in light of evolving consumer viewing patterns and distribution models, could adversely affect the terms of our contract renewals with MVPDs. In addition, our strategic initiatives could negatively impact our ability to renew our MVPD agreements on terms that are favorable to all our networks. If the Company and an MVPD reach an impasse in contract renewal negotiations, the Company's networks and owned and operated television stations could become unavailable to the MVPD’s subscribers (i.e., “go dark”), which, depending on the length of time and the size of the MVPD, could have a negative impact on the Company's revenues from affiliate fees and advertising.

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
Prevailing economic conditions and the state of the financial markets affect various aspects of our business. In recent years, the U.S. economy has experienced a period of weakness and the financial markets have experienced significant volatility as a result of factors including declines in consumer confidence, concerns regarding high inflation, uncertainty about economic stability and political and sociopolitical uncertainties and conflicts, declining economic growth, diminished availability of credit and the COVID-19 pandemic. Additional factors that have affected economic conditions and the financial markets include higher interest rates, global supply chain disruptions, unemployment rates, changes in consumer spending habits and potential changes in trade relationships between the U.S. and other countries. Weak economic conditions have had and may continue to have an adverse impact on the Company's business, financial condition and results of operations. For example, reduced advertising expenditures due to a weak economy can negatively impact our advertising revenues, as described above, and increasing inflation raises our labor and other costs required to operate our business. Increased volatility and weakness in the financial markets, the further tightening of credit markets or a decrease in our debt ratings assigned by ratings agencies could adversely affect our ability to cost-effectively refinance outstanding indebtedness or obtain new financing.
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
There can be no assurance that weakening of economic conditions or volatility or disruption in the financial markets will not occur. If they do, it could have a material adverse impact on the Company’s business, financial condition or results of operations.

The Company operates in a highly competitive industry.
The Company competes with other companies for high-quality content to reach large audiences and generate advertising revenue. The Company also competes for advertisers’ expenditures and distribution on MVPDs and other third-party digital platforms. The Company’s ability to attract viewers and advertisers and obtain favorable distribution depends in part on its ability to provide popular programming and adapt to new technologies and distribution platforms, which are increasing the number of content choices available to audiences. Consolidation, partnerships and other alliances among our competitors and other industry participants have increased, and may continue to do so, further intensifying competitive pressures. Our competitors include companies with interests in multiple media businesses that are often vertically integrated, as well as companies in adjacent sectors with significant financial, marketing and other resources, greater efficiencies of scale, fewer regulatory burdens and more competitive pricing. These competitors could also have preferential access to competitive information, including customer data, or important technologies, such as those that use AI. Emerging technologies, including AI, are evolving rapidly and our ability to compete could be adversely affected if our competitors gain an advantage by using them. Although the Company may also seek to responsibly incorporate AI into the development of new and existing products and services to enhance their value to viewers and advertisers, there can be no assurance that these efforts will be successful.
Competition for audiences and advertising comes from a variety of sources, including broadcast television networks; cable television systems and networks; direct-to-consumer streaming and on-demand platforms and services; mobile, gaming and social media platforms; audio programming; and print and other media. Other television stations or cable networks may change their formats or programming, a new station or network may adopt a format to compete directly with the Company's stations or networks, or stations or networks might engage in aggressive promotional campaigns. In addition, the increasing number of SVOD services with advertising-supported offerings, AVOD services and FAST products has intensified competition for audiences and advertising and may continue to do so in the future. Increased competition in the acquisition of programming may also affect the scope of rights we are able to acquire and the cost of such rights, and the future value of the rights we acquire or retain cannot be predicted with certainty.
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
Programming distribution is a speculative business since the revenues derived from the distribution of content depend primarily on its acceptance by the public, which is difficult to predict. Low public acceptance of the Company's content will adversely affect the Company’s results of operations. The commercial success of our programming also depends on the quality and acceptance of other competing programming, the growing number of alternative forms of entertainment and leisure activities, general economic conditions and their effects on consumer spending and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Moreover, we must often invest substantial amounts in programming and the acquisition of sports rights before we learn the extent to which the content will earn consumer acceptance and, as described below, competition for popular content, particularly sports and entertainment programming, is intense. A decline in the ratings or popularity of the Company’s entertainment, news or sports programming or the Company's failure to obtain or retain rights to popular content could adversely affect the Company’s advertising revenues in the near term and, over a longer period of time, its affiliate fee revenues.
Our business depends on the popularity of special sports events and the continued popularity of the sports leagues and teams for which we have programming rights.
Our sports business depends on the popularity and success of the sports franchises, leagues and teams for which we have acquired broadcast and cable network programming rights. If a sports league declines in popularity or fails to generate fan enthusiasm, this may negatively impact viewership and advertising and affiliate fee revenues received in connection with our sports programming. Our operating results may be impacted in part by special events, such as the NFL’s Super Bowl, which is broadcast on the FOX Network on a rotating basis with other networks, the MLB’s World Series and the FIFA World Cup, which occurs every four years (for each of women and men), and other regular and post-season sports events that air on our broadcast television and cable networks. Our advertising and affiliate fee revenues are subject to fluctuations based on the dates of sports events and their availability for viewing on our broadcast television and cable networks and the popularity of the competing teams. For example, any decrease in the number of post-season games played in a sports league for which we have acquired broadcast programming rights, or the participation of a smaller-market sports franchise in post-season competition could result in lower advertising revenues for the Company. There can be no assurance that any sports league will continue to generate fan enthusiasm or provide the expected number of regular and post-season games for advertisers and customers, and the failure to do so could result in a material adverse effect on our business, financial condition or results of operations. A shortfall in the expected popularity of the sports events for which the Company has acquired rights or in the volume of sports programming the Company expects to distribute could adversely affect the Company’s advertising revenues in the near term and, over a longer period of time, its affiliate fee revenues.
The inability to renew programming rights, particularly sports programming rights, on sufficiently favorable terms, or at all, could cause the Company’s advertising and affiliate fee revenues to decline significantly in any given period or in specific markets.
We enter into long-term contracts for both the acquisition and distribution of media programming and products, including contracts for the acquisition of programming rights for sports events and other content, and contracts for the distribution of our programming to content distributors. Programming rights agreements, retransmission consent agreements, carriage contracts and affiliation agreements have varying durations and renewal terms that are subject to negotiation with other parties, the outcome of which is unpredictable. The negotiation of programming rights agreements for popular licensed programming, and popular licensed sports programming in particular, is complicated by the intensity of competition for these rights. An increasing number of companies bidding for sports programming in recent years has also driven increases in the cost of such programming. Moreover, the value of these agreements may be negatively affected by factors outside of our control, such as league agreements and decisions to alter the number, frequency and timing of regular and post-season games played during a season. We may be unable to renew existing, or enter into new, programming rights agreements on terms that are favorable to us and we may be outbid by third parties and therefore unable to obtain the rights at all. The loss of rights or renewal on less favorable terms could negatively impact the quality or quantity of our programming, in particular our sports programming, and could adversely affect our advertising and affiliate fee revenues. These revenues could also be negatively impacted if we do not obtain exclusive rights to the programming we distribute. Our results of operations and cash flows over the term of a sports programming agreement depend on a number of factors, including the strength of the advertising market, our audience size, the timing and amount of our rights payments and our ability to secure distribution from and impose surcharges or obtain carriage on MVPDs for the content. If escalations in programming rights costs (together with our production and distribution costs) are not offset by increases in advertising and affiliate fee revenues, our results of operations could be adversely affected.
Damage to our brands, particularly the FOX brand, or our reputation could have a material adverse effect on our business, financial condition or results of operations.
Our brands, particularly the FOX brand, are among our most valuable assets. We believe that our brand image, awareness and reputation strengthen our relationship with consumers and contribute significantly to the success of our business. Maintaining, enhancing and extending our brands may require us to make significant investments in marketing, programming or new products, services or events, and these investments may not be successful. We may introduce new programming that is not popular with our consumers and advertisers, which may negatively affect our brands. To the extent our content, in particular our live news and sports programming and primetime entertainment programming, is not compelling to consumers, our ability to maintain a positive reputation may be adversely impacted. The Company’s brands, credibility and reputation have been impacted from time to time, and could be damaged in the future, by incidents that erode consumer, advertiser or business partner trust or a perception that the Company’s offerings, including its journalism, programming and other content, are low quality, unreliable or fail to attract and retain audiences. The manipulation of content by bad actors, including the creation of “deep fakes” (videos created with AI to realistically impersonate persons such as journalists or political candidates), could erode audience trust by making it difficult to determine what is real. Additionally, litigation, governmental scrutiny and fines and significant negative claims or publicity regarding the Company or its operations, content, products, management, employees, practices, advertisers, business partners and culture, including individuals associated with content we create or license, impact our reputation and may damage the Company's reputation and brands, even if meritless or untrue. Furthermore, to the extent our marketing, cybersecurity, customer service and public relations efforts are not effective or result in negative consumer reaction, our ability to maintain a positive reputation may likewise be adversely impacted. If we are not successful in maintaining or enhancing the image or awareness of our brands, or if our reputation is harmed for any reason, it could have a material adverse effect on our business, financial condition or results of operations.
Acquisitions, investments and other strategic initiatives present many risks, and we may not realize the financial and strategic goals we had contemplated, which could adversely affect our business, financial condition or results of operations.
We have acquired and invested in, and expect to continue acquiring and investing in, new businesses, products, services, technologies and other strategic initiatives to complement, enhance or expand our current businesses or otherwise offer us growth opportunities. Such acquisitions and investments may involve significant risks and uncertainties, including insufficient revenues from an investment to offset any new liabilities assumed and expenses associated with it; failure to perform as expected, meet financial projections, achieve strategic goals or further develop an acquired business, product, service or technology; unidentified issues not discovered in our due diligence that could cause us to not realize anticipated benefits or to incur unanticipated liabilities; difficulties in integrating the operations, personnel, technologies and systems of acquired businesses; the potential loss of key employees or customers of acquired businesses; the diversion of management attention from current operations; and legal and regulatory limitations. Additionally, strategic initiatives may cause potential disruption to our business and operations or unanticipated challenges to or loss of our relationships with new or existing advertisers, distributors, viewers, and others with whom we do business; and delays in or the cancellation of announced transactions may occur. Because acquisitions, investments and strategic initiatives are inherently risky and their anticipated benefits or value may not materialize, they may adversely affect our business, financial condition or results of operations.
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
In a variety of the Company’s businesses, the Company and its partners engage the services of writers, directors, actors, musicians and other creative talent, production crew members, trade and craft employees and others whose services are subject to collective bargaining agreements. Certain of these are industry-wide agreements negotiated by the Alliance of Motion Picture and Television Producers (the “AMPTP”) of which the Company is a non-voting member. The Company is bound by and enjoys the benefits of AMPTP-negotiated collective bargaining agreements, but is not directly involved in negotiating them. When negotiations to renew collective bargaining agreements are not successful or become unproductive, strikes, work stoppages or lockouts have occurred, such as the Writers Guild of America West (or WGA) and Screen Actors Guild – American Federation of Television and Radio Artists (or SAG-AFTRA) strikes in the Spring and Summer of 2023. Additional strikes, work stoppages or lockouts could occur in the future. Such events have caused, and may in the future cause, delays in production and may lead to higher costs in connection with new collective bargaining agreements, which could reduce profit margins and could, over the long term, have an adverse effect on the Company's business, financial condition or results of operations.

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
Cloud services, content delivery and other networks, information systems and other technologies that we or our vendors or other partners use, including technology systems used in connection with the production and distribution of our content (the “Systems”), are critical to our business activities, and shutdowns or disruptions of, and cybersecurity attacks on, the Systems pose increasing risks. Disruptions to the Systems, such as computer hacking and phishing, theft, computer viruses, ransomware, worms or other destructive software, process breakdowns, denial of service attacks or other malicious activities, as well as power outages, natural or other disasters (including extreme weather), human error, terrorist and/or state-sponsored activities and insider threats (including actions by persons linked to hostile foreign governments, and/or organized criminal groups), may affect the Systems and could result in disruption of our services, misappropriation, misuse, alteration, theft, loss, leakage, falsification, and accidental or premature release or improper disclosure of confidential or other information, including intellectual property and personal data (of third parties, employees and users of our streaming services and other digital properties) contained on the Systems. The techniques used to access, disable or degrade service or sabotage systems change frequently and continue to become more sophisticated and targeted, and the increasing use of AI may intensify cybersecurity risks. In addition, ongoing conflicts in the Middle East and Europe, as well as other geopolitical events, including tensions with North Korea, Russia, China and other states, may lead to cyberattacks or other actions that could lead to a disruption of services, improper disclosure of personal data or other confidential information, or otherwise negatively impact the Systems (including supply chain disruption). The Company’s high-profile sports and entertainment programming and its extensive news coverage of elections, sociopolitical events and public controversies subject us to heightened cybersecurity risks. From time to time, the Company experiences cybersecurity threats and attacks. Although no cybersecurity incident has been material to the Company’s businesses to date, we expect to continue to be subject to cybersecurity threats and attacks and there can be no assurance that we will not experience a material incident. Any cybersecurity incidents could result in a disruption of our operations, customer or advertiser dissatisfaction, damage to our reputation or brands, regulatory investigations, claims, lawsuits or loss of customers or revenue, and the Company may also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and may be required to expend significant resources to defend, remedy and/or address any incidents. While we and our vendors and partners continue to develop, implement and maintain security measures seeking to identify and mitigate cybersecurity risks, including unauthorized access to or misuse of the Systems, such efforts are costly, require ongoing monitoring and updating and may not be successful in preventing these events from occurring. In addition, the

Company’s recovery and business continuity plans may not be adequate to address any cybersecurity incidents that occur, and the Company may not have adequate insurance coverage to compensate it for any losses that may occur.
Technological developments may increase the threat of content piracy and signal theft and limit the Company’s ability to protect its intellectual property rights.
Content piracy and signal theft present a threat to the Company’s revenues from products and services, including television shows, cable and other programming. The Company seeks to limit the threat of content piracy as well as cable and direct broadcast satellite programming signal theft; however, policing unauthorized use of the Company’s products and services and related intellectual property is often difficult and the steps taken by the Company may not in every case prevent infringement. Although no content theft has been material to the Company’s businesses to date, we expect to continue to be subject to content threats and there can be no assurance that we will not experience a material incident. Developments in technology, including recent advances in the area of AI, digital copying, file compression technology, growing penetration of high-bandwidth Internet connections, increased availability and speed of mobile data networks, and new devices and applications that enable unauthorized access to content, increase the threat of content piracy by making it easier to create, access, duplicate, widely distribute, display and store high-quality pirated material. In addition, developments in software or devices that circumvent encryption technology and the falling prices of devices incorporating such technologies increase the threat of unauthorized use and distribution of direct broadcast satellite programming signals and the proliferation of user-generated content sites and live and stored video streaming sites, which deliver unauthorized copies of copyrighted content, including those emanating from other countries in various languages, may adversely impact the Company’s businesses. The proliferation of unauthorized reproduction, display, distribution and/or use of the Company’s content could have an adverse effect on the Company’s businesses and profitability because it reduces the revenue that the Company could potentially receive from the legitimate sale and distribution of its products and services. The legal landscape for new technologies, including AI, remains uncertain, and development of the law in this area could negatively impact the Company’s ability to protect against unauthorized third-party infringing uses or result in intellectual property infringement claims against the Company.
The Company takes a variety of actions to combat piracy and signal theft, but the protection of the Company’s intellectual property rights depends on the scope and duration of the Company’s rights as defined by applicable laws in the U.S. and abroad and how those laws are construed. If those laws are interpreted in ways that limit the extent or duration of the Company’s rights or if existing laws are changed, the Company’s ability to generate revenue from intellectual property may decrease or the cost of obtaining and enforcing our rights may increase. A change in the laws of one jurisdiction may also have an impact on the Company’s overall ability to protect its intellectual property rights across other jurisdictions. The Company’s efforts to enforce its rights and protect its products, services and intellectual property may not be successful in preventing content piracy or signal theft. Further, while piracy and the proliferation of piracy-enabling technology tools continue to escalate, if any laws intended to combat piracy and protect intellectual property are repealed, weakened or not adequately enforced, or if the applicable legal systems fail to evolve and adapt to new technologies that facilitate piracy, we may be unable to effectively protect our rights and the value of our intellectual property may be negatively impacted, and our costs of enforcing our rights could increase.
Third parties may challenge the validity or scope of the Company’s intellectual property from time to time, and such challenges could result in the limitation or loss of the Company’s intellectual property rights. Even if not valid, such claims may result in substantial costs and diversion of resources that could have an adverse effect on the Company’s operations.
The Company is subject to complex laws, regulations, rules, industry standards, and contractual obligations related to privacy and personal data protection, which are evolving, inconsistent and potentially costly.
We are subject to U.S. federal and state laws and regulations, as well as those of other countries, relating to the collection, use, disclosure, and security of personal information. The number and complexity of these laws and regulations continues to increase. For example, California, Virginia, Utah, Colorado, Connecticut, and several other states have passed legislation imposing broad obligations on businesses’ collection, use, handling and disclosure of personal information of their respective residents and imposing fines for noncompliance. The

FTC also has initiated a rulemaking proceeding regarding potential rules concerning the collection, use, disclosure and security of personal information. In addition, the E.U., the U.K. and other countries have privacy and data security legislation, with significant penalties for violations, that apply to certain of the Company’s operations. New privacy and data protection laws and regulations continue to be introduced and interpretations of existing privacy laws and regulations, some of which may be inconsistent with one another, continue to evolve. As a result, significant uncertainty exists as to their application and scope. Compliance with these laws and regulations may be costly and could require the Company to change its business practices, including in connection with data-driven targeted advertising. Although the Company expends significant resources to comply with data privacy and protection laws, we have been and may continue to be subject to legal claims and may be subject to regulatory action despite these efforts. Any such actions could result in damage to our reputation or brands, loss of customers or revenue, and other negative impacts to our operations. The Company may also be subject to liability under relevant contractual obligations and may be required to expend significant resources to defend, remedy and/or address any claims. The Company may not have adequate insurance coverage to compensate it for any losses that may occur. For more information, see Item 1, “Government Regulation – Privacy and Information Regulation.”
Risks Relating to Legal and Regulatory Matters
Changes in laws and regulations, or the interpretation thereof, may have an adverse effect on the Company’s business, financial condition or results of operations.
The Company is subject to a variety of laws and regulations in the jurisdictions in which its businesses operate. In general, the television broadcasting and traditional MVPD industries in the U.S. are highly regulated by federal laws and regulations issued and administered by various federal agencies, including the FCC.
The FCC generally regulates, among other things, the ownership of media, broadcast and multichannel video programming and technical operations of broadcast licensees. For example, the Company is required to apply for and operate in compliance with licenses from the FCC to operate a television station, purchase a new television station, or sell an existing television station, with licenses generally subject to an eight-year renewable term. The Company may be subject to investigations or fines under FCC rules and policies, or delays in its renewal and other applications with the FCC. Our program services and online properties are subject to a variety of laws and regulations, including those relating to issues such as content regulation, user privacy and data protection, and consumer protection. Further, the United States Congress, the FCC, the FTC and state legislatures currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters, including technological changes and measures relating to network neutrality, privacy and data security, which could, directly or indirectly, affect the operations and ownership of the Company’s media properties. In particular, the legal and regulatory landscape governing AI remains unsettled, and developments in this area may adversely impact our business. In addition, from time to time, the FCC considers whether virtual MVPDs should be considered MVPDs (as defined by the FCC) and regulated as such, which could negatively impact the Company’s distribution model. Any restrictions on political or other advertising may adversely affect the Company’s advertising revenues. In addition, some policymakers maintain that traditional MVPDs should be required to offer a la carte programming to subscribers on a network-by-network basis or “family friendly” programming tiers. Unbundling packages of program services may increase both competition for carriage on distribution platforms and marketing expenses, which could adversely affect the business, financial condition or results of operations of the Company’s cable networks. The threat of regulatory action or increased scrutiny that deters certain advertisers from advertising or reaching their intended audiences could adversely affect advertising revenue. New laws or regulations or changes in interpretations of laws or regulations could also require changes in the operations or ownership of our business. Furthermore, new laws, regulations and standards related to environmental (including climate), social and governance matters are likely to impose additional costs on us, expose us to new risks and subject us to increasing scrutiny. Any of the foregoing could have a material adverse effect on our business, financial condition or results of operations. For more information, see Item 1, “Government Regulation.”
The Communications Act and FCC regulations limit the ability of non-U.S. citizens and certain other persons to invest in us.
The Company owns broadcast station licensees in connection with its ownership and operation of U.S. television stations. Under the Communications Act of 1934, as amended, which we refer to as the Communications Act, and the FCC rules, without the FCC’s prior approval, no broadcast station licensee may be owned by a corporation if more than 25% of its stock is owned or voted by non-U.S. persons, their representatives, or by any other corporation organized under the laws of a foreign country. The Company’s Amended and Restated Certificate of Incorporation authorizes the Board to take action to prevent, cure or mitigate the effect of stock ownership above the applicable foreign ownership threshold, including: refusing to permit any transfer of Common Stock to or ownership of Common Stock by a non-U.S. stockholder; voiding a transfer of Common Stock to a non-U.S. stockholder; suspending rights of stock ownership if held by a non-U.S. stockholder; or redeeming Common Stock held by a non-U.S. stockholder. We are currently in compliance with applicable U.S. law and continue to monitor our foreign ownership based on our assessment of the information reasonably available to us, but we are not able to predict whether we will need to take action pursuant to our Amended and Restated Certificate of Incorporation. The FCC could review the Company’s compliance with applicable U.S. law in connection with its consideration of the Company’s renewal applications for licenses to operate the broadcast stations the Company owns.
The failure or destruction of satellites or transmitter facilities the Company depends on to distribute its programming could materially adversely affect its businesses and results of operations, as could changes in FCC regulations governing the availability and use of satellite transmission spectrum.
The Company uses satellite systems to transmit its broadcast and cable networks to affiliates. The distribution facilities include uplinks, communications satellites and downlinks. Transmissions may be disrupted as a result of local disasters, including extreme weather, that impair on-ground uplinks or downlinks, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, failure to secure alternate distribution facilities in a timely manner could have a material adverse effect on the Company’s business and results of operations. In the event of a business disruption of the Company’s television station and cable network studio and transmitter facilities, a failure to restore such facilities in a timely manner could have a material adverse effect on the Company’s businesses and results of operations. Further, changes in FCC regulations have reduced the availability and use of satellite transmission spectrum. In 2020, the FCC began reallocating and “re-packing” a band of satellite transmission spectrum known as the “C-Band” used by the television industry to transmit programming in order to free up spectrum for the next generation of commercial wireless broadband services. This has reduced the availability and use of satellite transmission spectrum for the television industry, and additional changes in FCC regulations could lead to further reductions. The decreased availability of satellite transmission spectrum could diminish the quality of and increase interference to our transmissions, which could significantly hinder the Company’s ability to deliver its programming to broadcast affiliates and traditional MVPDs.
The Company could be subject to significant tax liabilities.
We are subject to taxation in U.S. federal, state and local, as well as certain international jurisdictions. Changes in tax laws, regulations, practices or the interpretations thereof could adversely affect the Company’s results of operations or its tax assets. Judgment is required in evaluating and estimating our provision and accruals for taxes. In addition, transactions occur during the ordinary course of business or otherwise for which the ultimate tax determination is uncertain.
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
From time to time, we are subject to various legal proceedings (including class action lawsuits, claims, regulatory investigations and arbitration proceedings), involving claims relating to, among other things, competition, intellectual property rights, employment and labor matters, personal injury and property damage, free speech, data privacy and protection, regulatory requirements, and advertising, marketing and selling practices. See Note 14, “Commitments and Contingencies,” to the accompanying consolidated financial statements included in this Form 10-K for a discussion of certain of these matters. The Company has incurred significant expenses defending against the defamation and disparagement matters described in Note 14, including the payment of approximately $800 million to settle the Dominion matter and a related lawsuit in April 2023.
The Company continues to believe the Smartmatic and other lawsuits alleging defamation or disparagement as well as related derivative lawsuits are without merit and intends to defend against them vigorously, including through any appeals. However, the outcome of these pending matters is subject to significant uncertainty, and it is possible that an adverse resolution of one or more of these pending matters could result in reputational harm and/or significant monetary damages, injunctive relief or settlement costs. There can be no assurance that the ultimate resolution of these pending matters will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.
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
Risks Relating to Our Ownership Structure
Certain of the Company’s directors and significant stockholders may have actual or potential conflicts of interest because of their equity ownership in News Corp or because they also serve as directors of News Corp.
In June 2013, Twenty-First Century Fox, Inc. completed the separation of its businesses into two independent publicly traded companies by distributing to its shareholders shares of a new company called News Corporation (“News Corp”). Certain of the Company’s directors and significant stockholders own shares of common stock of News Corp, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, FOX’s Executive Chair and Chief Executive Officer, Lachlan K. Murdoch, also serves as the Chair of News Corp. This ownership of or service to both companies may create, or may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for News Corp and the Company. In addition to any other arrangements that the Company and News Corp may agree to implement, the Company and News Corp have agreed that officers and directors who serve at both companies will recuse themselves from decisions where conflicts arise due to their positions at both companies.
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
The Company’s Amended and Restated Certificate of Incorporation and Amended and Restated By-laws contain certain anti-takeover provisions that may make more difficult or expensive a tender offer, change in control, or takeover attempt that is opposed by the Company’s Board or certain stockholders holding a significant percentage of the voting power of the Company’s outstanding voting stock. In particular, the Amended and Restated Certificate of Incorporation and Amended and Restated By-laws provide for, among other things:
•a dual class common equity capital structure, in which holders of FOX Class A Common Stock can vote only in very specific, limited circumstances;
•a prohibition on stockholders taking any action by written consent without a meeting (unless there are three record holders or fewer);
•special stockholders’ meeting to be called only by a majority of the Board, the Chair or vice or deputy chair, or upon the written request of holders of not less than 20% of the voting power of our outstanding voting stock;
•the requirement that stockholders give the Company advance notice to nominate candidates for election to the Board or to make stockholder proposals at a stockholders’ meeting;
•the requirement of an affirmative vote of at least 65% of the voting power of the Company’s outstanding voting stock to amend or repeal our Amended and Restated By-laws;
•restrictions on the transfer of the Company’s shares; and
•the Board to issue, without stockholder approval, preferred stock and series common stock with such terms as the Board may determine.
These provisions could discourage potential acquisition proposals and could delay or prevent a change in control of the Company, even in the case where a majority of the stockholders may consider such proposals desirable.
Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the outstanding FOX Class A Common Stock and 43.39% of FOX Class B Common Stock, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional less than one percent of FOX Class B Common Stock. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of FOX Class A Common Stock and 43.96% of FOX Class B Common Stock.
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
The Company’s Board has approved a $7 billion stock repurchase program for the FOX Class A Common Stock and FOX Class B Common Stock, which has and in the future could increase the percentage of FOX Class B Common Stock held by the Murdoch Family Trust. The Company has entered into a stockholders agreement with the Murdoch Family Trust pursuant to which the Company and the Murdoch Family Trust have agreed not to take actions that would result in the Murdoch Family Trust and Murdoch family members together owning more than 44% of the outstanding voting power of the shares of FOX Class B Common Stock or would increase the Murdoch Family Trust’s voting power by more than 1.75% in any rolling 12-month period. The Murdoch Family Trust would forfeit votes to the extent necessary to ensure that the Murdoch Family Trust and the Murdoch family collectively do not exceed 44% of the outstanding voting power of the Class B Common Stock, except where a Murdoch family member votes their own shares differently from the Murdoch Family Trust on any matter.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
The Company maintains a cybersecurity program that is designed to identify, detect, assess and manage cybersecurity risks. The Company’s senior management and its Board are actively involved in the oversight of the Company’s risk management program, of which cybersecurity is an important part. The Company’s cybersecurity program, which aligns to the National Institute of Standards and Technology Cybersecurity Framework (the “NIST Framework”) includes, among other things:
•    regular internal and external penetration testing of our technology environments at the application, infrastructure and network level, covering the systems, products and practices collecting or storing confidential business and personal information— including user data—in accordance with the Company’s security policies. This testing is conducted multiple times a year by third-party firms;
•    third-party provider security assessments to evaluate associated risks and appropriate internal and third-party provider security controls;
•    processes to manage security risks and vulnerabilities;
•    mandatory company-wide cybersecurity compliance and information handling training;
•     a documented cybersecurity incident response plan that establishes procedures, roles, responsibilities and communication protocols for internal staff and external resources in the event of a cybersecurity incident;
•    cybersecurity tools that assist with the automation and orchestration of security alert response based on the relative risk; and
•     threat intelligence sharing relationships with industry partners, peers, and government agencies, as needed and appropriate.
FOX’s cybersecurity program is based on recognized best practices and standards applicable to our industry. The Company engages a third-party firm to assess the overall maturity of its program against the NIST Framework on a bi-annual basis. This evaluation includes an assessment of how the program evaluates and mitigates risk, as well as how it compares against industry benchmarks. The results of this evaluation are provided to the Audit Committee of the Board.
The Company’s Chief Information Security Officer (“CISO”) leads the Company’s dedicated information security department, which monitors FOX’s prevention, detection, mitigation and remediation efforts related to cyber threats. The CISO regularly consults with the Company’s Co-Chief Privacy Officers, and the Company’s Chief Technology Officer (“CTO”) provides additional oversight of the cybersecurity program, and previously served as the Company’s CISO. The CISO has over 15 years of experience in cybersecurity, information security and technology, including a background in broadcast media and networking and systems engineering, and has held numerous industry certifications.
The CISO is in regular communication with senior management regarding cybersecurity matters and provides frequent routine (generally weekly) updates to the Company’s Executive Chair and Chief Executive Officer, Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”), CTO and Chief Legal and Policy Officer. As part of the Company’s incident response plan process, cybersecurity risk events of a certain criteria are communicated in a timely manner to the Company’s incident response governing body, which is comprised of members of senior management, including the COO, CTO, and CFO. The Company tests the effectiveness of the incidence response plan and assesses its response capabilities by conducting executive tabletop exercises involving detailed topical cybersecurity scenarios with these executives, as well as technical tabletop exercises including technical and operational personnel. The Company also has processes in place that are designed to ensure that decisions regarding public disclosure and reporting of cybersecurity incidents can be made in a timely manner.
The Company’s Board has an active role, as a whole and at the committee level, in overseeing the management of the Company’s risks. The Audit Committee of the Board is responsible for (i) overseeing the Company’s policies and practices with respect to risk assessment and risk management, including with respect to cybersecurity and the use of AI, (ii) overseeing the Company’s financial and other major risk exposures and the steps taken to monitor and control them, and (iii) providing guidance to the Board on such matters.
The Audit Committee regularly reviews and discusses FOX’s cybersecurity risks and receives updates from the CISO on how the Company identifies, assesses and mitigates these risks. The CISO provides the Audit Committee with quarterly reports regarding cybersecurity issues and risks, including information regarding progress on efforts to strengthen and enhance the Company’s cybersecurity program. The Audit Committee also periodically devotes additional meeting time, as needed, to in-depth discussions on a particularly relevant cybersecurity topic, including industry trends and relative risks. In addition to the quarterly reports, cybersecurity incidents meeting certain criteria are reported to the Audit Committee outside of regularly scheduled quarterly updates as necessary.
From time to time, the Company experiences cybersecurity threats and attacks. Although no cybersecurity incident has been material to the Company’s businesses to date, FOX expects to continue to be subject to cybersecurity threats and attacks and there can be no assurance that the Company will not experience a material incident. For more information, see Item 1A., “Risk Factors—Risks Relating to Cybersecurity, Piracy, Privacy and Data Protection.”
ITEM 2.    PROPERTIES
FOX owns the FOX Studio Lot in Los Angeles, California. The historic lot is located on over 50 acres of land and has over 1.85 million square feet of space for both administration and production/post-production services available to service a wide array of industry clients, including 15 sound stages, two broadcast studios, theaters and screening rooms, editing rooms and other television and film production facilities. The FOX Studio Lot provides two primary revenue streams — the lease of a portion of the office space to Disney and other third parties and the operation of studio facilities for third-party productions, which until 2026 will predominantly be Disney productions.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Fox Corporation’s Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), are listed and traded on The Nasdaq Global Select Market under the symbols “FOXA” and “FOX,” respectively. As of June 30, 2024, there were approximately 14,100 holders of record of shares of Class A Common Stock and approximately 3,000 holders of record of shares of Class B Common Stock.
We expect to continue to pay semi-annual dividends, although each dividend is subject to approval by the Company’s Board of Directors (See Note 11—Stockholders’ Equity to the accompanying Consolidated Financial Statements under the heading “Dividends”).
Below is a summary of the Company’s repurchases of its Class A Common Stock during fiscal 2024:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
First quarter fiscal 2024(d)	15,437,627	$16.19
Second quarter fiscal 2024	8,275,629	30.21
Third quarter fiscal 2024	8,347,054	29.95
April 1, 2024 - April 30, 2024	1,609,334	31.07
May 1, 2024 - May 31, 2024	3,061,001	33.33
June 1, 2024 - June 30, 2024	2,885,073	33.96
Total fiscal 2024(d)	39,615,718	25.24	$1,400

(a)	The Company has not made any purchases of Common Stock other than in connection with the publicly announced stock repurchase program described below.
(b)	These amounts exclude any fees, commissions, excise taxes or other costs associated with the share repurchases.
(c)
The Company’s Board of Directors has authorized a stock repurchase program, under which the Company can repurchase $7 billion of Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time.

(d)
In February 2023, in connection with the stock repurchase program, the Company entered into an accelerated share repurchase (“ASR”) agreement in which the Company paid a third-party financial institution $1 billion and received an initial delivery of approximately 22.5 million shares of Class A Common Stock, representing 80% of the shares expected to be repurchased under the ASR agreement, at a price of $35.54 per share. Upon settlement of the ASR agreement in August 2023, the Company received a final delivery of approximately 7.8 million shares of Class A Common Stock. The final number of shares purchased under the ASR agreement was determined using a price of $33.03 per share (the volume-weighted average market price of the Class A Common Stock on the Nasdaq Global Select Market during the term of the ASR agreement less a discount) (See Note 11—Stockholders’ Equity to the accompanying Consolidated Financial Statements under the heading “Stock Repurchase Program”).

In total, the Company repurchased approximately 40 million shares of Class A Common Stock for approximately $1 billion during fiscal 2024.
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
INTRODUCTION
The Transaction
FOX became a standalone publicly traded company on March 19, 2019, when Twenty-First Century Fox, Inc. (“21CF”) spun off the Company to 21CF stockholders and FOX's Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”) began trading independently on The Nasdaq Global Select Market (the “Transaction”). In connection with the Transaction, the Company entered into the Separation and Distribution Agreement, dated as of March 19, 2019 (the “Separation Agreement”), with 21CF, which effected the internal restructuring (the “Separation”) whereby The Walt Disney Company (“Disney”) acquired the remaining 21CF assets and 21CF became a wholly-owned subsidiary of Disney. The Separation and the Transaction were effected as part of a series of transactions contemplated by the Amended and Restated Merger Agreement and Plan of Merger, dated as of June 20, 2018, by and among 21CF, Disney and certain subsidiaries of Disney.
Basis of Presentation
The Company’s financial statements are presented on a consolidated basis.
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred either during the fiscal year ended June 30, (“fiscal”) 2024 or early fiscal 2025 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for fiscal 2024, 2023 and 2022. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for fiscal 2024, 2023 and 2022, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of June 30, 2024. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
•Critical Accounting Policies and Estimates—This section discusses accounting policies considered important to the Company’s financial condition and results of operations, and which require significant judgment and estimates on the part of management in application and the Company’s use of estimates and assumptions consistent with U.S. generally accepted accounting principles (“GAAP”). In addition, Note 2—Summary of Significant Accounting Policies to the accompanying Financial Statements summarizes the Company’s significant accounting policies, including the critical accounting policy discussion found in this section.
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
OVERVIEW OF THE COMPANY’S BUSINESS
The Company is a news, sports and entertainment company, which manages and reports its businesses in four operating segments: Cable Network Programming, Television, Credible Labs Inc. (“Credible”) and the FOX Studio Lot with the following two reportable segments:
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
The Credible and the FOX Studio Lot operating segments do not meet the criteria under GAAP to be separately reported as a reportable segment or aggregated with other operating segments, and as such are presented as part of Corporate and Other, which is not a reportable segment. Corporate and Other principally consists of Credible, the FOX Studio Lot and corporate overhead costs. Credible is a U.S. consumer finance marketplace. The FOX Studio Lot, located in Los Angeles, California, provides television and film production services along with office space, studio operation services and includes all operations of the facility.
We use the term "MVPDs" to refer collectively to traditional MVPDs and virtual MVPDs.
The Company’s Cable Network Programming and Television segments derive the majority of their revenues from affiliate fees for the transmission of content and advertising sales. For fiscal 2024, the Company generated revenues of $14 billion, of which approximately 52% was generated from affiliate fees, approximately 39% was generated from advertising, and approximately 9% was generated from other operating activities.
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
The ways in which consumers view content and technology and business models in the media and entertainment industry continue to rapidly evolve. New distribution platforms and increased competition from new entrants and emerging technologies have added to the complexity of maintaining predictable revenue streams. Technological advancements have driven changes in consumer behavior as consumers now have more control over when, where and how they consume content, and consumer preferences have evolved toward subscription video on demand (“SVOD”), AVOD and free advertising-supported television (“FAST”) services and other direct-to-consumer offerings. These changes in technologies and consumer behavior have contributed to industry-wide declines in subscribers to MVPD services over the last several years, and these declines are expected to continue and possibly accelerate in the future.

At the same time, these changes have had, and are expected to continue to have, an impact on advertising. Technological changes and the evolution of consumer preferences toward direct-to-consumer offerings has intensified audience fragmentation and reduced viewership through traditional linear distribution models, which has caused ratings and viewership declines for television networks, including some of the Company’s networks. These changes have also given rise to new ways of purchasing advertising, as well as a general shift in advertising expenditures toward digital and mobile offerings, some of which may not be as beneficial to the Company as traditional advertising methods. In addition, a number of SVOD services with large subscriber bases and household penetration have introduced advertising supported tiers and there is an increasing number of AVOD services and FAST products available to consumers. The resulting increase in the amount of digital advertising available in the marketplace has intensified, and may continue to intensify, competition for viewers and advertising. Additionally, the industry is transitioning to a multiplatform measurement environment in an effort to more completely measure viewership and advertising across linear and digital platforms, but has not yet established a consistent, broadly accepted measure of multiplatform audiences.
The Company operates in a highly competitive industry and its performance depends, to a large extent, on its ability to effectively anticipate and adapt to changes in consumer behavior and evolving technologies and business models, the sale of advertising, the maintenance, renewal and terms of its carriage, affiliation and content agreements and programming rights, the popularity of its content, general economic conditions (including financial market conditions), the Company’s ability to manage its businesses effectively, and its relative strength and leverage in the industry. For more information, see Item 1. “Business” and Item 1A. “Risk Factors.”

RESULTS OF OPERATIONS
Results of Operations—Fiscal 2024 versus Fiscal 2023
The following table sets forth the Company’s operating results for fiscal 2024, as compared to fiscal 2023:

	For the years ended June 30,
	2024	2023	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$7,324	$7,051	$273	4%
Advertising	5,444	6,606	(1,162)	(18)%
Other	1,212	1,256	(44)	(4)%
Total revenues	13,980	14,913	(933)	(6)%
Operating expenses	(9,089)	(9,689)	600	6%
Selling, general and administrative	(2,024)	(2,049)	25	1%
Depreciation and amortization	(389)	(411)	22	5%
Restructuring, impairment and other corporate matters	(67)	(1,182)	1,115	94%
Equity (losses) earnings of affiliates	(44)	4	(48)	**
Interest expense, net	(216)	(218)	2	1%
Non-operating other, net	(47)	368	(415)	**
Income before income tax expense	2,104	1,736	368	21%
Income tax expense	(550)	(483)	(67)	(14)%
Net income	1,554	1,253	301	24%
Less: Net income attributable to noncontrolling interests	(53)	(14)	(39)	**
Net income attributable to Fox Corporation stockholders	$1,501	$1,239	$262	21%

**	not meaningful
Overview—The Company’s revenues decreased $933 million or 6% for fiscal 2024, as compared to fiscal 2023, due to lower advertising and other revenues, partially offset by higher affiliate fee revenue. The increase of $273 million or 4% in affiliate fee revenue was primarily due to the impact of higher average rates per subscriber and higher fees received from television stations that are affiliated with the FOX Network of approximately $760 million, partially offset by the approximately $460 million impact of a lower average number of subscribers across almost all networks. The decrease of $1.2 billion or 18% in advertising revenue was primarily due to marquee events with an impact of approximately $900 million including the absence of the fiscal 2023 broadcasts of Super Bowl LVII and the FIFA Men’s World Cup and fewer NFL playoff games, partially offset by the broadcast of the FIFA Women’s World Cup in the current year. The remaining decrease of approximately $300 million was primarily related to lower political advertising revenue at the FOX Television Stations principally due to the comparison with the November 2022 U.S. midterm elections in the prior year and lower ratings at the FOX Network and FOX News Media, partially offset by continued growth at Tubi. The decrease of $44 million or 4% in other revenues was primarily due to lower content revenues principally due to the impact of the industry guild labor disputes in 2023, partially offset by higher sports sublicensing revenue principally due to renewals of college sports contracts.
Operating expenses decreased $600 million or 6% for fiscal 2024, as compared to fiscal 2023, primarily due to the approximately $400 million impact of lower sports programming rights amortization and production costs principally due to the absence of the fiscal 2023 broadcasts of Super Bowl LVII and the FIFA Men’s World Cup partially offset by the renewed NFL contract. The remaining decrease was principally due to lower entertainment programming rights amortization and production costs largely due to fewer hours of original scripted programming as compared to the prior year period as a result of the impact of the industry guild labor disputes in 2023.
Selling, general and administrative expenses decreased $25 million or 1% for fiscal 2024, as compared to fiscal 2023, primarily due to lower legal costs at FOX News Media, lower employee related costs and the deconsolidation of the United States Football League (the “USFL”).
Depreciation and amortization—Depreciation and amortization expense decreased $22 million or 5% for fiscal 2024, as compared to fiscal 2023, primarily due to assets acquired in acquisitions being fully depreciated in fiscal 2023, partially offset by the full year impact of broadcast production assets at FOX Sports placed into service in fiscal 2023.
Restructuring, impairment and other corporate matters—See Note 4—Restructuring, Impairment and Other Corporate Matters to the accompanying Financial Statements.
Equity (losses) earnings of affiliates—Equity (losses) earnings of affiliates increased $48 million for fiscal 2024, as compared to fiscal 2023, primarily due to the investment in the United Football League (the “UFL”) (See Note 3—Acquisitions, Disposals and Other Transactions to the accompanying Financial Statements).
Interest expense, net—Interest expense, net decreased $2 million or 1% for fiscal 2024, as compared to fiscal 2023, primarily due to higher interest income as a result of higher interest rates, partially offset by an increase in interest expense primarily due to the issuance of $1.25 billion of senior notes in October 2023 (See Note 9—Borrowings to the accompanying Financial Statements).
Non-operating other, net—See Note 20—Additional Financial Information to the accompanying Financial Statements under the heading “Non-Operating Other, net.”
Income tax expense—The Company’s tax provision and related effective tax rate of 26% for fiscal 2024 was higher than the statutory rate of 21% primarily due to state taxes.
The Company’s tax provision and related effective tax rate of 28% for fiscal 2023 was higher than the statutory rate of 21% primarily due to state taxes, a valuation allowance recorded against net operating losses and tax credits and other permanent items.
Net income—Net income increased $301 million or 24% for fiscal 2024, as compared to fiscal 2023, primarily due to the absence of the fiscal 2023 legal settlement costs and lower indemnity costs (See Note 4—Restructuring, Impairment and Other Corporate Matters to the accompanying Financial Statements). Partially offsetting this increase was lower gains (See Note 20—Additional Financial Information to the accompanying Financial Statements under the heading “Non-Operating Other, net”) and lower Segment EBITDA (as defined below).

Results of Operations—Fiscal 2023 versus Fiscal 2022
The following table sets forth the Company’s operating results for fiscal 2023, as compared to fiscal 2022:

	For the years ended June 30,
	2023	2022	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$7,051	$6,878	$173	3%
Advertising	6,606	5,900	706	12%
Other	1,256	1,196	60	5%
Total revenues	14,913	13,974	939	7%
Operating expenses	(9,689)	(9,117)	(572)	(6)%
Selling, general and administrative	(2,049)	(1,920)	(129)	(7)%
Depreciation and amortization	(411)	(363)	(48)	(13)%
Restructuring, impairment and other corporate matters	(1,182)	(157)	(1,025)	**
Equity earnings of affiliates	4	4	—	—%
Interest expense, net	(218)	(371)	153	41%
Non-operating other, net	368	(356)	724	**
Income before income tax expense	1,736	1,694	42	2%
Income tax expense	(483)	(461)	(22)	(5)%
Net income	1,253	1,233	20	2%
Less: Net income attributable to noncontrolling interests	(14)	(28)	14	50%
Net income attributable to Fox Corporation stockholders	$1,239	$1,205	$34	3%

**	not meaningful
Overview—The Company’s revenues increased $939 million or 7% for fiscal 2023, as compared to fiscal 2022, due to higher affiliate fee, advertising and other revenues. The increase of $173 million or 3% in affiliate fee revenue was primarily due to the impact of higher average rates per subscriber and higher fees received from television stations that are affiliated with the FOX Network of approximately $550 million, partially offset by the approximately $400 million impact of a lower average number of subscribers across all networks. The increase of $706 million or 12% in advertising revenue was primarily due to marquee events with an impact of approximately $600 million including revenues resulting from the broadcasts of Super Bowl LVII and the FIFA Men’s World Cup and additional NFL post-season games, partially offset by the absence of NFL Thursday Night Football (“TNF”). The remaining increase of approximately $100 million was primarily related to continued growth at Tubi and higher political advertising revenue at the FOX Television Stations principally due to the November 2022 U.S. midterm elections, partially offset by lower ratings at the FOX Network in the current year. The increase of $60 million or 5% in other revenues was primarily due to the full year impact of acquisitions of entertainment production companies in fiscal 2022 and higher FOX Nation subscription revenues.
Operating expenses increased $572 million or 6% for fiscal 2023, as compared to fiscal 2022, primarily due to the approximately $400 million impact from the higher sports programming rights amortization and production costs driven by the broadcasts of Super Bowl LVII and the FIFA Men’s World Cup and additional post-season NFL and Major League Baseball (“MLB”) content, partially offset by the absence of TNF. The remaining increase of approximately $170 million was principally due to increased digital investment in Tubi and at FOX News Media, partially offset by lower entertainment marketing and production costs. Selling, general and administrative expenses increased $129 million or 7% for fiscal 2023, as compared to fiscal 2022, primarily due to higher legal costs at FOX News Media and continued growth at Tubi.

Depreciation and amortization—Depreciation and amortization expense increased $48 million or 13% for fiscal 2023, as compared to fiscal 2022, primarily due to an increase in broadcast production assets at FOX Sports, increased spending as a result of digital initiatives and the full year impact of the fiscal 2022 acquisitions of entertainment production companies.
Restructuring, impairment and other corporate matters—See Note 4—Restructuring, Impairment and Other Corporate Matters to the accompanying Financial Statements.
Interest expense, net—Interest expense, net decreased $153 million or 41% for fiscal 2023, as compared to fiscal 2022, primarily due to higher interest income as a result of higher interest rates.
Non-operating other, net—See Note 20—Additional Financial Information to the accompanying Financial Statements under the heading “Non-Operating Other, net.”
Income tax expense—The Company’s tax provision and related effective tax rate of 28% for fiscal 2023 was higher than the statutory rate of 21% primarily due to state taxes, a valuation allowance recorded against net operating losses and tax credits and other permanent items. The Company’s tax provision and related effective tax rate of 27% for fiscal 2022 was higher than the statutory rate of 21% primarily due to state taxes and a remeasurement of the Company’s net deferred tax assets associated with changes in the mix of jurisdictional earnings.
Net income—Net income increased $20 million or 2% for fiscal 2023, as compared to fiscal 2022, primarily due to a gain recognized on the change in fair value of the Company’s investment in Flutter Entertainment plc and higher Segment EBITDA (as defined below), partially offset by legal settlement costs at FOX News Media and restructuring charges (See Note 4—Restructuring, Impairment and Other Corporate Matters to the accompanying Financial Statements).
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
Segment EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Restructuring, impairment and other corporate matters, Equity earnings (losses) of affiliates, Interest expense, net, Non-operating other, net and Income tax expense. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

Fiscal 2024 versus Fiscal 2023
The following tables set forth the Company’s Revenues and Segment EBITDA for fiscal 2024, as compared to fiscal 2023:

	For the years ended June 30,
	2024	2023	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Cable Network Programming	$5,955	$6,043	$(88)	(1)%
Television	7,875	8,710	(835)	(10)%
Corporate and Other	209	217	(8)	(4)%
Eliminations	(59)	(57)	$(2)	(4)%
Total revenues	$13,980	$14,913	$(933)	(6)%

	For the years ended June 30,
	2024	2023	$ Change	% Change
(in millions, except %)			Better/(Worse)
Segment EBITDA
Cable Network Programming	$2,693	$2,472	$221	9%
Television	506	1,009	(503)	(50)%
Corporate and Other	(316)	(290)	(26)	(9)%
Adjusted EBITDA(a)	$2,883	$3,191	$(308)	(10)%

(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.
Cable Network Programming (43% and 41% of the Company’s revenues in fiscal 2024 and 2023, respectively)

	For the years ended June 30,
	2024	2023	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$4,188	$4,175	$13	—%
Advertising	1,262	1,403	(141)	(10)%
Other	505	465	40	9%
Total revenues	5,955	6,043	(88)	(1)%
Operating expenses	(2,668)	(2,927)	259	9%
Selling, general and administrative	(610)	(660)	50	8%
Amortization of cable distribution investments	16	16	—	—%
Segment EBITDA	$2,693	$2,472	$221	9%
Revenues at the Cable Network Programming segment decreased $88 million or 1% for fiscal 2024, as compared to fiscal 2023, due to lower advertising revenue, partially offset by higher affiliate fee and other revenues. Affiliate fee revenue increased $13 million as higher average rates per subscriber were partially offset by a decrease in the average number of subscribers. The decrease of $141 million or 10% in advertising revenue was primarily due to lower ratings and lower pricing in the direct response marketplace partially offset by higher pricing in the national advertising marketplace at FOX News Media. Also contributing to this decrease was the absence of the fiscal 2023 broadcast of the FIFA Men’s World Cup partially offset by the broadcast of the FIFA Women’s World Cup at the national sports networks in the current year. The increase of $40 million or

9% in other revenues was primarily due to higher sports sublicensing revenue principally due to renewals of college sports contracts.
Cable Network Programming Segment EBITDA increased $221 million or 9% for fiscal 2024, as compared to fiscal 2023, as the revenue decreases noted above were more than offset by lower expenses. Operating expenses decreased $259 million or 9% primarily due to lower sports programming rights amortization and production costs, led by the absence of the fiscal 2023 broadcast of the FIFA Men’s World Cup partially offset by the broadcast of the FIFA Women’s World Cup and the Union of European Football Associations (“UEFA”) European Championship at the national sports networks in the current year. Also contributing to this decrease was lower programming costs at FOX News Media and the deconsolidation of the USFL. Selling, general and administrative expenses decreased $50 million or 8% principally due to lower legal costs at FOX News Media and the deconsolidation of the USFL.
Television (56% and 58% of the Company’s revenues in fiscal 2024 and 2023, respectively)

	For the years ended June 30,
	2024	2023	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Advertising	$4,182	$5,204	$(1,022)	(20)%
Affiliate fee	3,136	2,876	260	9%
Other	557	630	(73)	(12)%
Total revenues	7,875	8,710	(835)	(10)%
Operating expenses	(6,372)	(6,704)	332	5%
Selling, general and administrative	(997)	(997)	—	—%
Segment EBITDA	$506	$1,009	$(503)	(50)%
Revenues at the Television segment decreased $835 million or 10% for fiscal 2024, as compared to fiscal 2023, due to lower advertising and other revenues, partially offset by higher affiliate fee revenue. The decrease of $1 billion or 20% in advertising revenue was primarily due to the absence of the fiscal 2023 broadcasts of Super Bowl LVII and the FIFA Men’s World Cup, lower political advertising revenue at the FOX Television Stations principally due to the comparison with the November 2022 U.S. midterm elections in the prior year, fewer NFL playoff games and lower ratings at the FOX Network. Partially offsetting this decrease was continued growth at Tubi. The increase of $260 million or 9% in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations. The decrease of $73 million or 12% in other revenues was primarily due to lower content revenues principally due to the impact of the industry guild labor disputes in 2023.
Television Segment EBITDA decreased $503 million or 50% for fiscal 2024, as compared to fiscal 2023, primarily due to the revenue decreases noted above, partially offset by lower expenses. Operating expenses decreased $332 million or 5% primarily due to lower sports programming rights amortization and production costs principally due to the absence of the fiscal 2023 broadcasts of the Super Bowl LVII and the FIFA Men’s World Cup, partially offset by the renewed NFL contract and the broadcast of the UEFA European Championship in the current year. Also contributing to this decrease was lower entertainment programming rights amortization and production costs principally due to fewer hours of original scripted programming as compared to the prior year period as a result of the impact of the industry guild labor disputes in 2023, partially offset by continued growth at Tubi.

Corporate and Other (1% of the Company’s revenues for fiscal 2024 and 2023)

	For the years ended June 30,
	2024	2023	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues	$209	$217	$(8)	(4)%
Operating expenses	(56)	(67)	11	16%
Selling, general and administrative	(469)	(440)	(29)	(7)%
Segment EBITDA	$(316)	$(290)	$(26)	(9)%
Revenues within Corporate and Other for fiscal 2024 and 2023 include revenues generated by Credible and the operation of the FOX Studio Lot. Operating expenses for fiscal 2024 and 2023 include advertising and promotional expenses at Credible. Selling, general and administrative expenses for fiscal 2024 and 2023 primarily relate to employee costs, professional fees and the costs of operating the FOX Studio lot. The increase of $29 million or 7% in selling, general and administrative expenses was primarily due to higher employee related costs as a result of the transition and separation of a named executive officer of the Company.
Fiscal 2023 versus Fiscal 2022
The following tables set forth the Company’s Revenues and Segment EBITDA for fiscal 2023, as compared to fiscal 2022:

	For the years ended June 30,
	2023	2022	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Cable Network Programming	$6,043	$6,097	$(54)	(1)%
Television	8,710	7,685	1,025	13%
Corporate and Other	217	233	(16)	(7)%
Eliminations	(57)	(41)	(16)	(39)%
Total revenues	$14,913	$13,974	$939	7%

	For the years ended June 30,
	2023	2022	$ Change	% Change
(in millions, except %)			Better/(Worse)
Segment EBITDA
Cable Network Programming	$2,472	$2,934	$(462)	(16)%
Television	1,009	347	662	**
Corporate and Other	(290)	(326)	36	11%
Adjusted EBITDA(a)	$3,191	$2,955	$236	8%

**	not meaningful
(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

Cable Network Programming (41% and 44% of the Company’s revenues in fiscal 2023 and 2022, respectively)

	For the years ended June 30,
	2023	2022	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$4,175	$4,205	$(30)	(1)%
Advertising	1,403	1,462	(59)	(4)%
Other	465	430	35	8%
Total revenues	6,043	6,097	(54)	(1)%
Operating expenses	(2,927)	(2,595)	(332)	(13)%
Selling, general and administrative	(660)	(586)	(74)	(13)%
Amortization of cable distribution investments	16	18	(2)	(11)%
Segment EBITDA	$2,472	$2,934	$(462)	(16)%
Revenues at the Cable Network Programming segment decreased $54 million or 1% for fiscal 2023, as compared to fiscal 2022, due to lower affiliate fee and advertising revenues, partially offset by higher other revenues. The decrease of $30 million or 1% in affiliate fee revenue was primarily due to a decrease in the average number of subscribers, partially offset by higher average rates per subscriber, led by contractual rate increases on existing affiliate agreements and from affiliate agreement renewals. The decrease of $59 million or 4% in advertising revenue was primarily due to lower direct response pricing at FOX News Media, partially offset by the broadcast of the FIFA Men’s World Cup at the national sports networks in the current year. The increase of $35 million or 8% in other revenues was primarily due to higher FOX Nation subscription revenues and higher sports sublicensing revenues.
Cable Network Programming Segment EBITDA decreased $462 million or 16% for fiscal 2023, as compared to fiscal 2022, due to the revenue decreases noted above and higher expenses. Operating expenses increased $332 million or 13% primarily due to higher sports programming rights amortization led by the broadcast of the FIFA Men’s World Cup, the renewed MLB contract and a higher volume of college football games at the national sports networks, and higher employee related costs and increased digital investment at FOX News Media. Selling, general and administrative expenses increased $74 million or 13% principally due to higher legal costs partially offset by lower marketing costs at FOX News Media and higher costs associated with the expansion of the USFL.
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

Revenues at the Television segment increased $1 billion or 13% for fiscal 2023, as compared to fiscal 2022, due to higher advertising, affiliate fee and other revenues. The increase of $764 million or 17% in advertising revenue was primarily due to revenues resulting from the broadcasts of Super Bowl LVII and the FIFA Men’s World Cup, continued growth at Tubi, higher political advertising revenue at the FOX Television Stations principally due to the November 2022 U.S. midterm elections, and additional NFL post-season games. Partially offsetting this increase was the absence of TNF and lower ratings at the FOX Network in the current year. The increase of $203 million or 8% in affiliate fee revenue was primarily due to higher fees received from television stations that are affiliated with the FOX Network and higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations. The increase of $58 million or 10% in other revenues was primarily due to the full year impact of acquisitions of entertainment production companies in fiscal 2022.
Television Segment EBITDA increased $662 million for fiscal 2023, as compared to fiscal 2022, primarily due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased $273 million or 4% primarily due to higher sports programming rights amortization and production costs driven by the broadcast of Super Bowl LVII, NFL and MLB content, led by a higher volume of post-season games, and the broadcast of the FIFA Men’s World Cup, as well as increased digital investment in Tubi. Partially offsetting this increase was the absence of TNF and lower entertainment marketing and production costs. Selling, general and administrative expenses increased $90 million or 10% primarily due to continued growth at Tubi.
Corporate and Other (1% of the Company’s revenues for fiscal 2023 and 2022)

	For the years ended June 30,
	2023	2022	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues	$217	$233	$(16)	(7)%
Operating expenses	(67)	(98)	31	32%
Selling, general and administrative	(440)	(461)	21	5%
Segment EBITDA	$(290)	$(326)	$36	11%
Revenues at the Corporate and Other for fiscal 2023 and 2022 include revenues generated by Credible and the operation of the FOX Studio lot. Operating expenses for fiscal 2023 and 2022 include advertising and promotional expenses at Credible. Selling, general and administrative expenses for fiscal 2023 and 2022 primarily relate to employee costs, professional fees and the costs of operating the FOX Studio lot.
Non-GAAP Financial Measures
Adjusted EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Adjusted EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Restructuring, impairment and other corporate matters, Equity earnings (losses) of affiliates, Interest expense, net, Non-operating other, net and Income tax expense.
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
Fiscal 2024 versus Fiscal 2023
The following table reconciles Net income to Adjusted EBITDA for fiscal 2024, as compared to fiscal 2023:

	For the years ended June 30,
	2024	2023
	(in millions)
Net income	$1,554	$1,253
Add
Amortization of cable distribution investments	16	16
Depreciation and amortization	389	411
Restructuring, impairment and other corporate matters	67	1,182
Equity losses (earnings) of affiliates	44	(4)
Interest expense, net	216	218
Non-operating other, net	47	(368)
Income tax expense	550	483
Adjusted EBITDA	$2,883	$3,191
The following table sets forth the computation of Adjusted EBITDA for fiscal 2024, as compared to fiscal 2023:

	For the years ended June 30,
	2024	2023
	(in millions)
Revenues	$13,980	$14,913
Operating expenses	(9,089)	(9,689)
Selling, general and administrative	(2,024)	(2,049)
Amortization of cable distribution investments	16	16
Adjusted EBITDA	$2,883	$3,191
Fiscal 2023 versus Fiscal 2022
The following table reconciles Net income to Adjusted EBITDA for fiscal 2023, as compared to fiscal 2022:

	For the years ended June 30,
	2023	2022
	(in millions)
Net income	$1,253	$1,233
Add
Amortization of cable distribution investments	16	18
Depreciation and amortization	411	363
Restructuring, impairment and other corporate matters	1,182	157
Equity earnings of affiliates	(4)	(4)
Interest expense, net	218	371
Non-operating other, net	(368)	356
Income tax expense	483	461
Adjusted EBITDA	$3,191	$2,955

The following table sets forth the computation of Adjusted EBITDA for fiscal 2023, as compared to fiscal 2022:

	For the years ended June 30,
	2023	2022
	(in millions)
Revenues	$14,913	$13,974
Operating expenses	(9,689)	(9,117)
Selling, general and administrative	(2,049)	(1,920)
Amortization of cable distribution investments	16	18
Adjusted EBITDA	$3,191	$2,955
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company has approximately $4.3 billion of cash and cash equivalents as of June 30, 2024 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 9—Borrowings to the accompanying Financial Statements). The Company also has access to the worldwide capital markets, subject to market conditions. As of June 30, 2024, the Company was in compliance with all of the covenants under its revolving credit facility, and it does not anticipate any noncompliance with such covenants.
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
In addition to the transactions disclosed within Note 3—Acquisitions, Disposals, and Other Transactions to the accompanying Financial Statements, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.
Sources and Uses of Cash—Fiscal 2024 vs. Fiscal 2023
Net cash provided by operating activities for fiscal 2024 and 2023 was as follows (in millions):

For the years ended June 30,	2024	2023
Net cash provided by operating activities	$1,840	$1,800
The increase in net cash provided by operating activities during fiscal 2024, as compared to fiscal 2023, was primarily due to lower legal settlement costs (See Note 14—Commitments and Contingencies to the accompanying Financial Statements) and lower entertainment programming costs, partially offset by lower NFL receipts due to the absence of Super Bowl LVII, lower political advertising receipts due to the absence of the November 2022 U.S. midterm elections and lower Segment EBITDA.
Net cash used in investing activities for fiscal 2024 and 2023 was as follows (in millions):

For the years ended June 30,	2024	2023
Net cash used in investing activities	$(452)	$(438)
The increase in net cash used in investing activities during fiscal 2024, as compared to fiscal 2023, was primarily due to higher investments in equity securities partially offset by a decrease in capital expenditures.

Net cash used in financing activities for fiscal 2024 and 2023 was as follows (in millions):

For the years ended June 30,	2024	2023
Net cash used in financing activities	$(1,341)	$(2,290)
The decrease in net cash used in financing activities during fiscal 2024, as compared to fiscal 2023, was primarily due to lower activity under the stock repurchase program and the net impact of the October 2023 issuance of $1.25 billion of senior notes and the $1.25 billion repayment of senior notes that matured in January 2024 (See Note 9—Borrowings to the accompanying Financial Statements).
Stock Repurchase Program
See Note 11—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program.”
Dividends
Dividends paid in fiscal 2024 totaled $0.52 per share of Class A Common Stock and Class B Common Stock. Subsequent to June 30, 2024, the Company increased its semi-annual dividend and declared a semi-annual dividend of $0.27 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on September 25, 2024 with a record date for determining dividend entitlements of September 4, 2024.
Based on the number of shares outstanding as of June 30, 2024, and the new annual dividend rate stated above, the total aggregate cash dividends expected to be paid to stockholders in fiscal 2025 is approximately $250 million.
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
Debt Instruments
The following table summarizes cash from borrowings and cash (used in) repayment of borrowings for fiscal 2024, 2023 and 2022:

	For the years ended June 30,
	2024	2023	2022
	(in millions)
Borrowings
Notes due 2033(a)	$1,232	$—	$—
Notes due 2022 and 2024(b)	(1,250)	—	(750)
Total borrowings	$(18)	$—	$(750)

(a)	See Note 9—Borrowings to the accompanying Financial Statements under the heading "Public Debt - Senior Notes Issued."
(b)
In January 2022 and 2024, $750 million of 3.666% senior notes and $1.25 billion of 4.030% senior notes matured and were repaid in full, respectively (See Note 9—Borrowings to the accompanying Financial Statements).

Ratings of the Senior Notes
The following table summarizes the Company’s credit ratings as of June 30, 2024:

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
Pension and other postretirement benefits and uncertain tax benefits
The table in Note 14—Commitments and Contingencies to the accompanying Financial Statements excludes the Company’s pension and other postretirement benefits (“OPEB”) obligations and the gross unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing. The Company made contributions of $86 million and $53 million to its pension plans in fiscal 2024 and 2023, respectively. The majority of these contributions were voluntarily made to improve the funded status of the plans. Future plan contributions are dependent upon actual plan asset returns, interest rates and statutory requirements. Assuming that actual plan asset returns are consistent with the Company’s expected plan returns in fiscal 2025 and beyond and that interest rates remain constant, the Company would not be required to make any material contributions to its pension plans for the immediate future. Required pension plan contributions for the next fiscal year are not expected to be material but the Company may make voluntary contributions in future periods. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s OPEB plans. The Company does not expect its net OPEB payments to be material in fiscal 2025 (See Note 15—Pension and Other Postretirement Benefits to the accompanying Financial Statements for further discussion of the Company’s pension and OPEB plans).
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An accounting policy is considered to be critical if it is important to the Company’s financial condition and results of operations and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies and estimates have been determined by management of the Company and the related disclosures have been reviewed with the Audit Committee of the Company’s Board of Directors. For the Company’s summary of significant accounting policies, see Note 2—Summary of Significant Accounting Policies to the accompanying Financial Statements.
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
Owned programming includes content internally developed and produced as well as co-produced content. Capitalized costs for owned programming are predominantly amortized using the individual-film-forecast-computation method, which is based on the ratio of current period revenue to estimated total future remaining revenue, and related costs to be incurred throughout the life of the respective program. Future remaining revenue includes imputed license fees for content used by FOX as well as revenue expected to be earned based on distribution strategy and historical performance of similar content. Changes to estimated future revenues may result in impairments or changes in amortization patterns. When production partners distribute owned programming on the Company’s behalf, the net participation in profits is recorded as content license revenue. The Company may receive government incentives in connection with the production of owned programming. The Company records government incentives as a reduction of capitalized costs for owned programming when the monetization of the incentive is probable. Government incentives were not material in fiscal 2024, 2023 and 2022.
Inventories are evaluated for recoverability when an event or circumstance occurs that indicates that fair value may be less than unamortized costs. The Company will determine if there is an impairment by evaluating the fair value of the inventories, which are primarily supported by internal forecasts as compared to unamortized costs. Where an evaluation indicates unamortized costs, including advances on multi-year sports rights contracts, are not recoverable, amortization of rights is accelerated in an amount equal to the amount by which the unamortized costs exceed fair value. Owned programming is monetized and tested for impairment on an individual basis. Licensed programming is predominantly monetized as a group and tested for impairment on a channel, network, or daypart basis. The recoverability of certain sports rights is assessed on an aggregate basis. The Company recognized impairments of approximately $40 million, $10 million, and $50 million in fiscal 2024, 2023 and 2022, respectively, related to owned programming at the Cable Network Programming and Television segments, which were recorded in Operating expenses in the Consolidated Statements of Operations.
Goodwill and Other Intangible Assets
The Company’s intangible assets include goodwill, Federal Communications Commission (“FCC”) licenses, MVPD affiliate agreements and relationships, software and trademarks and other copyrighted products.
The Company accounts for its business combinations under the acquisition method of accounting. The total cost of acquisitions is allocated to the underlying net assets acquired, based on their respective estimated fair values at the date of acquisition. Goodwill is recorded as the difference between the consideration transferred to acquire entities and the estimated fair values assigned to their tangible and identifiable intangible net assets and is assigned to one or more reporting units for purposes of testing for impairment. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, long-term growth rates, asset lives, market multiples and relevant comparable transactions, among other items. Identifying reporting units and assigning goodwill to them requires judgment involving the aggregation of business units with similar economic characteristics and the identification of existing business units that benefit from the acquired goodwill. The judgments made in determining the estimated fair value assigned to each class of intangible assets acquired, their reporting unit, as well as their useful lives can significantly impact net income. The Company allocates goodwill to disposed businesses using the relative fair value method.
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
The Company uses direct valuation methods to value identifiable intangibles for acquisition accounting and impairment testing. The direct valuation method used for FCC licenses requires, among other inputs, the use of published industry data that are based on subjective judgments about future advertising revenues in the markets where the Company owns television stations. This method also involves the use of management’s judgment in estimating appropriate terminal growth rates, operating margins and discount rates reflecting the risk of a market participant in the U.S. broadcast industry. The resulting fair values for FCC licenses are sensitive to these long-term assumptions and any adverse changes to such assumptions could result in an impairment to existing carrying values in future periods and such impairment could be material.
During fiscal 2024, the Company determined that the goodwill and indefinite-lived intangible assets included in the accompanying Consolidated Balance Sheets as of June 30, 2024 were not impaired based on the Company’s annual assessments. The Company determined that there are no reporting units at risk of impairment as of June 30, 2024. While the Company believes its judgments represent reasonably possible outcomes based on available facts and circumstances, adverse changes to the assumptions, including prevailing market conditions, discount rates, competitive factors, comparable public company trading values and expected future cash flows, could negatively impact the fair value of our reporting units and potentially result in a non-cash goodwill impairment charge in future periods. The Company will continue to monitor its goodwill and indefinite-lived intangible assets for any possible future non-cash impairment charges.
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
For financial reporting purposes, net periodic pension expense is calculated based upon a number of actuarial assumptions, including a discount rate, an expected rate of return on plan assets and mortality. The Company considers current market conditions, including changes in investment returns and interest rates, in making these assumptions. The expected long-term rate of return is determined using the current target asset allocation of 26% equity securities, 67% fixed income securities and 7% in other investments, and applying expected future returns for the various asset classes and correlations amongst the asset classes. A portion of the fixed income investments is allocated to cash to pay near-term benefits.
The discount rate reflects the market rate for high-quality fixed income investments on the Company’s annual measurement date of June 30 and is subject to change each fiscal year. The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The rate was determined by matching the Company’s expected benefit payments for the plans to a hypothetical yield curve developed using a portfolio of hundreds of high-quality corporate bonds.
The key assumptions used in developing the Company’s fiscal 2024, 2023 and 2022 net periodic pension expense for its plans consist of the following:

	2024	2023	2022
	(in millions, except %)
Discount rate for service cost	5.3%	4.8%	2.8%
Discount rate for interest cost	5.4%	4.5%	2.1%
Assets
Expected rate of return	5.3%	5.0%	5.1%
Actual return	$45	$53	$(152)
Expected return	45	40	50
Actuarial gain (loss)	$—	$13	$(202)
Discount rates are volatile from year to year because they are determined based upon the prevailing rates as of the measurement date. The Company will utilize discount rates of 5.5% and 5.3% in calculating the fiscal 2025 service cost and interest cost, respectively, for its plans. The Company will use an expected long-term rate of return of 5.6% for fiscal 2025 based principally on the future return expectation of the plans’ asset mix. Changes in assumptions and differences between assumptions and actual experience has resulted in accumulated pre-tax net losses on the Company’s pension and postretirement benefit plans, which as of June 30, 2024 were $139 million as compared to $195 million as of June 30, 2023. These deferred losses are being systematically recognized in future net periodic pension expense. Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (“PBO”) are recognized over the average future service of the plan participants or average future life of the plan participants.
The Company made contributions of $86 million, $53 million and $59 million to its pension plans in fiscal 2024, 2023 and 2022, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2025 and beyond and that interest rates remain constant, the Company would not be required to make any material statutory contributions to its pension plans for the immediate future. The Company will continue to make voluntary contributions as necessary to improve funded status.
Changes in net periodic pension expense may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Increase $3 million	Increase $27 million
0.25 percentage point increase in discount rate	Decrease $2 million	Decrease $26 million
0.25 percentage point decrease in expected rate of return on assets	Increase $2 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $2 million	—
Fiscal 2025 net periodic pension expense for the Company’s pension plans is expected to decrease to approximately $35 million primarily due to an improvement of funded status.
Legal Matters
The Company establishes an accrued liability for legal claims and indemnification claims when the Company determines that a loss is both probable and the amount of the loss can be reasonably estimated.

Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition. See Note 14—Commitments and Contingencies to the accompanying Financial Statements under the heading “Contingencies” for a discussion of the Company’s legal proceedings.
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
Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. As of June 30, 2024, all the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and no variable-rate debt was outstanding. Information on financial instruments with exposure to interest rate risk is presented below:

	As of June 30,
	2024	2023
	(in millions)
Fair Value
Borrowings: liability	$7,017	$6,895
Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates	$297	$267
Stock Prices
The Company has common stock investments in publicly traded companies that are subject to market price volatility. Information on the Company’s investments with exposure to stock price risk is presented below:

	As of June 30,
	2024	2023
	(in millions)
Fair Value
Total fair value of common stock investments	$797	$884
Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices	$(80)	$(88)
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
Management, including the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Fox Corporation’s internal control over financial reporting as of June 30, 2024, based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management determined that, as of June 30, 2024, Fox Corporation maintained effective internal control over financial reporting.
Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of Fox Corporation included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2024, has audited the Company’s internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Fox Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Fox Corporation’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fox Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended June 30, 2024, and the related notes and our report dated August 8, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
August 8, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Fox Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fox Corporation (the Company) as of June 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended June 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 8, 2024 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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
New York, New York
August 8, 2024

FOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended June 30,
	2024	2023	2022
Revenues	$13,980	$14,913	$13,974
Operating expenses	(9,089)	(9,689)	(9,117)
Selling, general and administrative	(2,024)	(2,049)	(1,920)
Depreciation and amortization	(389)	(411)	(363)
Restructuring, impairment and other corporate matters	(67)	(1,182)	(157)
Equity (losses) earnings of affiliates	(44)	4	4
Interest expense, net	(216)	(218)	(371)
Non-operating other, net	(47)	368	(356)
Income before income tax expense	2,104	1,736	1,694
Income tax expense	(550)	(483)	(461)
Net income	1,554	1,253	1,233
Less: Net income attributable to noncontrolling interests	(53)	(14)	(28)
Net income attributable to Fox Corporation stockholders	$1,501	$1,239	$1,205

EARNINGS PER SHARE DATA

Net income attributable to Fox Corporation stockholders per share:
Basic	$3.14	$2.34	$2.13
Diluted	$3.13	$2.33	$2.11
The accompanying notes are an integral part of these Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	For the years ended June 30,
	2024	2023	2022
Net income	$1,554	$1,253	$1,233
Other comprehensive income, net of tax:
Benefit plan adjustments and other	42	77	92
Other comprehensive income, net of tax	42	77	92
Comprehensive income	1,596	1,330	1,325
Less: Net income attributable to noncontrolling interests(a)	(53)	(14)	(28)
Comprehensive income attributable to Fox Corporation stockholders	$1,543	$1,316	$1,297

(a)
Net income attributable to noncontrolling interests includes $(1) million, $(16) million and $(12) million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of June 30,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$4,319	$4,272
Receivables, net	2,364	2,177
Inventories, net	626	543
Other	192	265
Total current assets	7,501	7,257
Non-current assets
Property, plant and equipment, net	1,696	1,708
Intangible assets, net	3,038	3,084
Goodwill	3,544	3,559
Deferred tax assets	2,878	3,090
Other non-current assets	3,315	3,168
Total assets	$21,972	$21,866
LIABILITIES AND EQUITY
Current liabilities
Borrowings	$599	$1,249
Accounts payable, accrued expenses and other current liabilities	2,353	2,514
Total current liabilities	2,952	3,763
Non-current liabilities
Borrowings	6,598	5,961
Other liabilities	1,366	1,484
Redeemable noncontrolling interests	242	213
Commitments and contingencies
Equity
Class A Common Stock(a)	2	3
Class B Common Stock(b)	2	2
Additional paid-in capital	7,678	8,253
Retained earnings	3,139	2,269
Accumulated other comprehensive loss	(107)	(149)
Total Fox Corporation stockholders’ equity	10,714	10,378
Noncontrolling interests	100	67
Total equity	10,814	10,445
Total liabilities and equity	$21,972	$21,866

(a)	Class A Common Stock, $0.01 par value per share, 2,000,000,000 shares authorized, 225,727,598 shares and 262,899,364 shares issued and outstanding at par as of June 30, 2024 and 2023, respectively.
(b)	Class B Common Stock, $0.01 par value per share, 1,000,000,000 shares authorized, 235,581,025 shares issued and outstanding at par as of June 30, 2024 and 2023.
The accompanying notes are an integral part of these Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the years ended June 30,
	2024	2023	2022
OPERATING ACTIVITIES
Net income	$1,554	$1,253	$1,233
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	389	411	363
Amortization of cable distribution investments	16	16	18
Restructuring, impairment and other corporate matters	67	367	157
Equity-based compensation	90	74	102
Equity losses (earnings) of affiliates	44	(4)	(4)
Non-operating other, net	47	(368)	356
Deferred income taxes	203	321	342
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(172)	(104)	(79)
Inventories net of programming payable	(303)	145	(301)
Accounts payable and accrued expenses	(1)	(68)	(54)
Other changes, net	(94)	(243)	(249)
Net cash provided by operating activities	1,840	1,800	1,884
INVESTING ACTIVITIES
Property, plant and equipment	(345)	(357)	(307)
Purchase of investments	(103)	(54)	(28)
Acquisitions, net of cash acquired	—	—	(243)
Proceeds from dispositions, net	—	—	83
Other investing activities, net	(4)	(27)	(18)
Net cash used in investing activities	(452)	(438)	(513)
FINANCING ACTIVITIES
Repayment of borrowings	(1,250)	—	(750)
Borrowings	1,232	—	—
Repurchase of shares	(1,000)	(2,000)	(1,000)
Dividends paid and distributions	(281)	(299)	(307)
Sale of subsidiary noncontrolling interest	—	35	25
Other financing activities, net	(42)	(26)	(25)
Net cash used in financing activities	(1,341)	(2,290)	(2,057)
Net increase (decrease) in cash and cash equivalents	47	(928)	(686)
Cash and cash equivalents, beginning of year	4,272	5,200	5,886
Cash and cash equivalents, end of year	$4,319	$4,272	$5,200
The accompanying notes are an integral part of these Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(IN MILLIONS)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Fox Corporation Stockholders’ Equity	Noncontrolling Interests(a)	Total Equity
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, June 30, 2021	324	$3	252	$3	$9,453	$1,982	$(318)	$11,123	$2	$11,125
Net income	—	—	—	—	—	1,205	—	1,205	40	1,245
Other comprehensive income	—	—	—	—	—	—	92	92	—	92
Dividends	—	—	—	—	—	(273)	—	(273)	—	(273)
Shares repurchased	(19)	—	(8)	—	(450)	(550)	—	(1,000)	—	(1,000)
Other	3	—	(1)	—	95	97	—	192	(6)	186
Balance, June 30, 2022	308	$3	243	$3	$9,098	$2,461	$(226)	$11,339	$36	$11,375
Net income	—	—	—	—	—	1,239	—	1,239	30	1,269
Other comprehensive income	—	—	—	—	—	—	77	77	—	77
Dividends	—	—	—	—	—	(265)	—	(265)	—	(265)
Shares repurchased	(46)	—	(8)	—	(891)	(1,123)	—	(2,014)	—	(2,014)
Other	1	—	—	(1)	46	(43)	—	2	1	3
Balance, June 30, 2023	263	$3	235	$2	$8,253	$2,269	$(149)	$10,378	$67	$10,445
Net income	—	—	—	—	—	1,501	—	1,501	54	1,555
Other comprehensive income	—	—	—	—	—	—	42	42	—	42
Dividends	—	—	—	—	—	(250)	—	(250)	—	(250)
Shares repurchased	(40)	—	—	—	(663)	(347)	—	(1,010)	—	(1,010)
Other	3	(1)	—	—	88	(34)	—	53	(21)	32
Balance, June 30, 2024	226	$2	235	$2	$7,678	$3,139	$(107)	$10,714	$100	$10,814

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 6—Fair Value under the heading “Redeemable Noncontrolling Interests”).
The accompanying notes are an integral part of these Consolidated Financial Statements.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Fox Corporation (“FOX” or the “Company”) is a news, sports and entertainment company, which manages and reports its businesses in the following reportable segments: Cable Network Programming and Television.
The Transaction
FOX became a standalone publicly traded company on March 19, 2019, when Twenty-First Century Fox, Inc. (“21CF”) spun off the Company to 21CF stockholders and FOX's Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”) began trading independently on The Nasdaq Global Select Market (“the Transaction”). In connection with the Transaction, the Company entered into the Separation and Distribution Agreement, dated as of March 19, 2019 (the “Separation Agreement”), with 21CF, which effected the internal restructuring (the “Separation”) whereby The Walt Disney Company (“Disney”) acquired the remaining 21CF assets and 21CF became a wholly-owned subsidiary of Disney. The Separation and the Transaction were effected as part of a series of transactions contemplated by the Amended and Restated Merger Agreement and Plan of Merger, dated as of June 20, 2018, by and among 21CF, Disney and certain subsidiaries of Disney.
Basis of Presentation
The Company’s financial statements as of and for the years ended June 30, 2024, 2023 and 2022 are presented on a consolidated basis.
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
Reclassifications and Adjustments
Certain fiscal 2023 and 2022 amounts have been reclassified to conform to the fiscal 2024 presentation.
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Receivables, net consist of:

	As of June 30,
	2024	2023
	(in millions)
Total receivables	$2,408	$2,221
Allowance for credit losses	(44)	(44)
Total receivables, net	$2,364	$2,177
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
Owned programming includes content internally developed and produced as well as co-produced content. Capitalized costs for owned programming are predominantly amortized using the individual-film-forecast-computation method, which is based on the ratio of current period revenue to estimated total future remaining revenue, and related costs to be incurred throughout the life of the respective program. Future remaining revenue includes imputed license fees for content used by FOX as well as revenue expected to be earned based on distribution strategy and historical performance of similar content. Changes to estimated future revenues may result in impairments or changes in amortization patterns. When production partners distribute owned programming on the Company’s behalf, the net participation in profits is recorded as content license revenue. The Company may receive government incentives in connection with the production of owned programming. The Company records government incentives as a reduction of capitalized costs for owned programming when the monetization of the incentive is probable. Government incentives were not material in fiscal 2024, 2023 and 2022.
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Equity method investments are reviewed for impairment by comparing their fair value to their respective carrying amounts when events or circumstances suggest that the carrying amount of the investment may be impaired. The Company determines the fair value of its private company investments by considering available information, including recent investee equity transactions, discounted cash flow analyses, estimates based on comparable public company operating multiples and, in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of time and extent to which the market value has been below cost, the financial condition and near-term prospects of the issuer of the security, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value and other factors influencing the fair market value, such as general market conditions.
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Annual Impairment Review
Goodwill
Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or one level below. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount after a qualitative assessment, the Company performs a quantitative impairment test to compare the fair value of each reporting unit to its carrying amount, including goodwill. In performing the quantitative assessment, the Company determines the fair value of a reporting unit primarily by using discounted cash flow analysis and market-based valuation approach methodologies. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, asset lives, company earnings multiples and relevant comparable transactions, as applicable, and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates have been assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable public company trading values. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
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
During fiscal 2024, the Company determined that the goodwill and indefinite-lived intangible assets included in the Balance Sheets as of June 30, 2024, were not impaired based on the Company’s annual assessments. The Company determined that there are no reporting units at risk of impairment as of June 30, 2024. While the Company believes its judgments represent reasonably possible outcomes based on available facts and circumstances, adverse changes to the assumptions, including prevailing market conditions, discount rates, competitive factors, comparable public company trading values and expected future cash flows, could negatively impact the fair value of our reporting units and potentially result in a non-cash goodwill impairment charge in future periods. The Company will continue to monitor its goodwill and indefinite-lived intangible assets for any possible future non-cash impairment charges.
Leases
The Company has lease agreements primarily for office facilities and other equipment. At contract inception, the Company determines if a contract is or contains a lease and, if so, whether it is an operating or finance lease. The Company does not separate lease components from nonlease components for real estate leases.
For operating leases that have a lease term of greater than one year, the Company initially recognizes operating lease liabilities and right-of-use (“ROU”) assets at the lease commencement date, which is the date that the lessor makes an underlying asset available for use by the Company. ROU assets represent the

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Advertising Expenses
The Company expenses advertising costs as incurred. The Company incurred advertising expenses of $646 million, $680 million and $708 million for fiscal 2024, 2023 and 2022, respectively.
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Concentrations of Credit Risk
Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
Generally, the Company does not require collateral to secure receivables. As of June 30, 2024, the Company had no customer that accounted for 10% or more of the Company’s receivables. As of June 30, 2023, the Company had one individual customer that accounted for approximately 11% of the Company’s receivables.
Recently Adopted, Recently Issued Accounting Guidance and Other
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance that enhances segment reporting by requiring the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within the reported measure of segment profit or loss. The amendment will be applied on a retrospective basis and is effective beginning with the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2025 and for interim periods beginning with the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 2025. The Company is currently evaluating the impact the new guidance will have on our financial statement disclosures.
Income Taxes
In December 2023, the FASB issued updated guidance that enhances income tax disclosures, primarily requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid by jurisdiction. The amendment is effective for the Company beginning with the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2026 on a prospective basis, with the option to use retrospective application. The Company is currently evaluating the impact the new guidance will have on our financial statement disclosures.
NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS
The Company’s acquisitions support the Company’s strategy to strengthen its core brands, grow its digital businesses and selectively enhance production capabilities for its digital and linear platforms. The Company records any noncontrolling interests in an acquiree at their acquisition date fair value. When there is a business combination, the initial accounting, including the allocation of the consideration transferred, is based on provisional amounts. The amounts allocated to intangible assets and goodwill, the estimates of useful lives and the related amortization expense are subject to changes pending the completion of the final valuations of certain assets and liabilities. A change in the allocation of consideration transferred and any estimates of useful lives could result in a change in the value allocated to the intangible assets that could impact future amortization expense.
During fiscal 2024 and 2023, the Company made no acquisitions. During fiscal 2022, the Company made acquisitions, primarily consisting of three entertainment production companies, for total cash consideration of approximately $240 million. The incremental revenues and Segment EBITDA (as defined in Note 17—Segment Information) related to the fiscal 2022 acquisitions, included in the Company's results of operations, were not material individually or in the aggregate.
On January 12, 2024, the United Football League (the “UFL”) was launched as a professional spring football league that combines the legacy operations of the United States Football League (the “USFL”), a majority-owned consolidated subsidiary of FOX, and XFL, a third-party company. In connection with the launch of the UFL, the Company deconsolidated the operations of the USFL and contributed the USFL net assets to the UFL. As consideration for the net assets contributed, the Company received an approximately 42% ownership interest in the UFL, a variable interest entity, which was recorded as an equity method investment, initially at fair value. This equity method investment is included in Other non-current assets in the Balance Sheets. As a result of this transaction, the Company recorded a gain of approximately $170 million in Non-

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
operating other, net in the Statements of Operations for the year ended June 30, 2024 (See Note 20—Additional Financial Information under the heading “Non-Operating Other, net”).
On February 6, 2024, FOX announced that it would enter into a joint venture (“Venu Sports”) with ESPN, a subsidiary of The Walt Disney Company, and Warner Bros. Discovery to form a digital distribution platform focused on sports. Each company is expected to own one-third of the joint venture, have equal board representation and license their sports networks to the joint venture on a non-exclusive basis. The subscription-based streaming service is expected to launch in the fall of 2024.
NOTE 4. RESTRUCTURING, IMPAIRMENT AND OTHER CORPORATE MATTERS
The following table sets forth the components of Restructuring, impairment and other corporate matters included in the Statements of Operations:

	For the years ended June 30,
	2024	2023	2022
	(in millions)
Restructuring charges	$(13)	$(111)	$—
Other corporate matters
Legal settlement costs(a)	(24)	(894)	(6)
U.K. Newspaper Matters Indemnity(a)	(20)	(117)	(81)
Other	(10)	(60)	(70)
Total restructuring, impairment and other corporate matters	$(67)	$(1,182)	$(157)

(a)	See Note 14—Commitments and Contingencies under the headings “Defamation and Disparagement Claims” and "U.K. Newspaper Matters Indemnity."
Restructuring
During fiscal 2024, 2023 and 2022, the Company recognized restructuring charges of $13 million, $111 million and nil, respectively. These charges were primarily comprised of severance costs at the Cable Network Programming and Television reportable segments and Corporate and Other for fiscal 2024 and 2023.
Changes in the restructuring program liabilities were as follows:

	One time termination benefits	Contract termination costs	Total
	(in millions)
Balance, June 30, 2021	$(16)	$(22)	$(38)
Payments	8	3	11
Balance, June 30, 2022	$(8)	$(19)	$(27)
Additions	(111)	—	(111)
Payments	52	2	54
Balance, June 30, 2023	$(67)	$(17)	$(84)
Additions and other	(19)	6	(13)
Payments	69	11	80
Balance, June 30, 2024	$(17)	$—	$(17)

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Amounts recognized in the Balance Sheets consist of:

	For the years ended June 30,
	2024	2023	2022
	(in millions)
Accounts payable, accrued expenses and other current liabilities	$17	$74	$16
Other liabilities	—	10	11
Total restructuring liabilities	$17	$84	$27
NOTE 5. INVENTORIES, NET
The Company’s inventories were comprised of the following:

	As of June 30,
	2024	2023
	(in millions)
Licensed programming, including prepaid sports rights	$841	$720
Owned programming	497	465
Total inventories, net	1,338	1,185
Less: current portion of inventories, net	(626)	(543)
Total non-current inventories, net	$712	$642

Owned programming
Released	$238	$256
In-process or other	259	209
Total	$497	$465
The following table presents the aggregate amortization expense related to Inventories, net included in Operating expenses in the Statements of Operations:

	For the years ended June 30,
	2024	2023	2022
	(in millions)
Total amortization expense	$5,473	$6,036	$5,379
Based on the balance of inventories, net as of June 30, 2024, the estimated amortization expense for each of the succeeding three fiscal years is as follows:

	For the years ending June 30,
	2025	2026	2027
	(in millions)
Estimated amortization expense	$754	$141	$58
Inventories are evaluated for recoverability when an event or circumstance occurs that indicates that fair value may be less than unamortized costs. The Company will determine if there is an impairment by evaluating the fair value of the inventories, which are primarily supported by internal forecasts as compared to unamortized costs. The Company recognized impairments of approximately $40 million, $10 million and $50 million in fiscal 2024, 2023 and 2022, respectively, related to owned programming at the Cable Network Programming and Television segments, which were recorded in Operating expenses in the Statements of Operations.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables present information about financial assets and redeemable noncontrolling interests carried at fair value on a recurring basis:

	Fair value measurements
	As of June 30, 2024
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$797	$797	(a)	$—	$—
Redeemable noncontrolling interests	(242)	—		—	(242)	(b)
Total	$555	$797		$—	$(242)

	Fair value measurements
	As of June 30, 2023
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$884	$884	(a)	$—	$—
Redeemable noncontrolling interests	(213)	—		—	(213)	(b)
Total	$671	$884		$—	$(213)

(a)	The investment categorized as Level 1 primarily represents an investment in equity securities of Flutter Entertainment plc (“Flutter”) with a readily determinable fair value.
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

In connection with the combination of The Stars Group Inc. and Flutter in May 2020, FOX Sports received the right to acquire an 18.6% equity interest in FanDuel Group (“FanDuel”), a majority-owned subsidiary of Flutter, at a price set forth in the relevant agreement (structured as a 10-year option), which has been the subject of arbitration proceedings. In January 2023, the U.S. District Court for the Southern District of New York confirmed and entered the arbitrator’s ruling affirming FOX Sports’ 10-year call option expiring in December 2030 to acquire 18.6% of FanDuel for $3.7 billion, with a 5% annual escalator. As of June 30, 2024, the option exercise price is approximately $4.3 billion. FOX has no obligation to commit capital towards this opportunity unless and until it exercises the option. In addition, Flutter cannot pursue an initial public offering for FanDuel without FOX’s consent or approval from the arbitrator.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Redeemable Noncontrolling Interests
The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the years ended June 30,
	2024	2023	2022
	(in millions)
Beginning of year	$(213)	$(188)	$(261)
Acquisitions(a)	—	—	(58)
Net loss	1	16	12
Distributions	—	—	3
Accretion and other(b)	(30)	(41)	116
End of year	$(242)	$(213)	$(188)

(a)	The amount issued in fiscal 2022 was primarily due to the acquisition of an entertainment production company.
(b)	As a result of the expiration of the sports network minority shareholder’s final put right during fiscal 2022, approximately $110 million was reclassified into equity.
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

	As of June 30,
	2024	2023
	(in millions)
Borrowings
Fair value	$7,017	$6,895
Carrying value	$7,197	$7,210
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In addition, investments accounted for using the measurement alternative method are recorded at fair value as a result of observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
NOTE 7. PROPERTY, PLANT AND EQUIPMENT, NET

	As of June 30,
	2024	2023
	(in millions)
Land	$206	$205
Buildings and leaseholds	1,369	1,320
Machinery and equipment	1,997	1,904
	3,572	3,429
Less: accumulated depreciation and amortization	(2,170)	(1,966)
	1,402	1,463
Construction in progress	294	245
Total property, plant and equipment, net	$1,696	$1,708
Depreciation and amortization expense related to Property, plant and equipment was $344 million, $337 million and $297 million for fiscal 2024, 2023 and 2022, respectively.
NOTE 8. GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying values of the Company’s intangible assets and related accumulated amortization were as follows:

	Intangible assets not subject to amortization			Amortizable intangible assets, net(a)	Total intangible assets, net
	FCC licenses	Other	Total
	(in millions)
Balance, June 30, 2022	$2,250	$642	$2,892	$265	$3,157
Amortization and other	—	—	—	(73)	(73)
Balance, June 30, 2023	$2,250	$642	$2,892	$192	$3,084
Amortization and other	—	—	—	(46)	(46)
Balance, June 30, 2024	$2,250	$642	$2,892	$146	$3,038

(a)	Net of accumulated amortization of $405 million and $366 million as of June 30, 2024 and 2023, respectively.
Amortization expense related to finite-lived intangible assets was $45 million, $74 million and $66 million for fiscal 2024, 2023 and 2022, respectively.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Based on the balance of finite-lived intangible assets as of June 30, 2024, the estimated amortization expense for each of the succeeding five fiscal years is as follows:

	For the years ending June 30,
	2025	2026	2027	2028	2029
	(in millions)
Estimated amortization expense(a)	$33	$32	$29	$23	$17

(a)	These amounts may vary as acquisitions and dispositions occur in the future.
The changes in the carrying value of goodwill, by reportable segment and Corporate and Other, are as follows:

	Cable Network Programming	Television	Corporate and Other	Total Goodwill
	(in millions)
Balance, June 30, 2022	$1,059	$2,241	$254	$3,554
Acquisitions and other	—	5	—	5
Balance, June 30, 2023	$1,059	$2,246	$254	$3,559
Other	(15)	—	—	(15)
Balance, June 30, 2024	$1,044	$2,246	$254	$3,544
The carrying amount of Television segment goodwill was net of accumulated impairments of $371 million as of June 30, 2024 and 2023.
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
In October 2023 and April 2020, the Company issued $1.25 billion and $1.2 billion of senior notes, respectively, and used the net proceeds for general corporate purposes. In January 2019, the Company issued $6.8 billion of senior notes and used the net proceeds, together with available cash on its balance sheet, to fund

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
the estimated taxes associated with the Transaction. The following table summarizes the Company’s senior notes, net of repayments:

	Outstanding as of June 30,
	2024	2023
	(in millions)
Public debt
4.030% senior notes due 2024	$—	$1,250
3.050% senior notes due 2025	600	600
4.709% senior notes due 2029	2,000	2,000
3.500% senior notes due 2030	600	600
6.500% senior notes due 2033	1,250	—
5.476% senior notes due 2039	1,250	1,250
5.576% senior notes due 2049	1,550	1,550
Total public debt	7,250	7,250
Less: unamortized discount and debt issuance costs	(53)	(40)
Total borrowings	$7,197	$7,210
Current Borrowings
Included in Borrowings within Current liabilities as of June 30, 2024 was $600 million of 3.050% senior notes due in April 2025.
Included in Borrowings within Current liabilities as of June 30, 2023 was $1.25 billion of 4.030% senior notes which matured and were repaid in full in January 2024.
Revolving Credit Agreement
On June 14, 2023, the Company entered into a five-year credit agreement (the “Revolving Credit Agreement”) among the Company, as Borrower, the initial lenders named therein, the initial issuing banks named therein, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities Inc. and Goldman Sachs Bank USA, as Co-Syndication Agents and JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding Inc., as Co-Documentation Agents. The Company entered into the Revolving Credit Agreement in anticipation of the transition away from the London Interbank Offered Rate (“LIBOR”) as a result of reference rate reform and to replace the Company’s previous unsecured revolving credit facility.
The Revolving Credit Agreement provides for a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of June 2028. Under the Revolving Credit Agreement, the Company may request an increase in the amount of the credit facility commitments up to a maximum facility amount of $1.75 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. The material terms of the Revolving Credit Agreement include the requirement that the Company maintain specific leverage ratios and limitations on indebtedness. The interest rates and fees under the Revolving Credit Agreement are based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current credit ratings, the interest rate on borrowings under the Revolving Credit Agreement would be the forward-looking term rate based on the Secured Overnight Financing Rate plus 1.125% and the facility fee is 0.125%. As of June 30, 2024, there were no borrowings outstanding under the Revolving Credit Agreement.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. LEASES
Lessee Arrangements
The following amounts were recorded in the Company’s Balance Sheets relating to its operating leases and other supplemental information:

	As of June 30,
	2024	2023
	(in millions)
ROU assets	$904	$947
Lease liabilities
Current lease liabilities	$76	$72
Non-current lease liabilities	879	925
Total lease liabilities	$955	$997
Other supplemental information
Weighted average remaining lease term	16 years	17 years
Weighted average discount rate	5%	5%
In December 2022, the Company renewed the operating lease for its corporate headquarters at 1211 Avenue of the Americas in New York through fiscal 2042. In connection with this extension, the Company recorded additional operating lease assets and liabilities of approximately $540 million as of June 30, 2023.
The following table presents information about the Company’s lease costs and supplemental cash flows information for leases:

	For the years ended June 30,
	2024	2023	2022
	(in millions)
Lease costs
Total lease costs(a)	$147	$145	$128
Supplemental cash flows information
Operating cash flows from operating leases	$126	$119	$116
ROU assets obtained in exchange for operating lease liabilities	$36	$568	$137

(a)	Total lease costs are net of sublease income of approximately $15 million in each period.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the lease payments relating to the Company’s operating leases:

As of June 30, 2024
(in millions)
Fiscal Year
2025	$121
2026	72
2027	69
2028	100
2029	93
Thereafter	1,015
Total lease payments	1,470
Less: imputed interest	(515)
Present value of operating lease liabilities	$955
Lessor Arrangements
The Company’s lessor arrangements primarily relate to its owned production and office facilities at the FOX Studio Lot, which is located in Los Angeles, California. The Company leases production and office space on the FOX Studio Lot to Disney for an initial term of seven years, subject to two five-year renewal options exercisable by Disney. As a result, the FOX Studio Lot will predominantly be utilized by Disney until 2026. The Company will receive approximately $50 million annually in lease payments over the remaining lease term.
The Company recorded total lease income for fiscal 2024, 2023 and 2022 of approximately $55 million in each period, which is included in Revenues in the Statements of Operations. The Company recognizes lease payments for operating leases as revenue on a straight-line basis over the lease term and variable lease payments as revenue in the period incurred.
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
As of June 30, 2024, there were approximately 14,100 holders of record of shares of Class A Common Stock and approximately 3,000 holders of record of shares of Class B Common Stock.
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Stock Repurchase Program
The Company’s Board has authorized a stock repurchase program under which the Company can repurchase $7 billion of Class A Common Stock and Class B Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time. As of June 30, 2024, the Company’s remaining stock repurchase authorization was approximately $1.4 billion.
Fiscal 2023 and 2024
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
In addition to the shares purchased under the ASR agreement, the Company repurchased shares of Class A Common Stock and Class B Common Stock in the open market during fiscal 2024, 2023 and 2022. Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s repurchases of its Class A Common Stock and Class B Common Stock:

	For the years ended June 30,
	2024	2023	2022
	(in millions)
Total cost of repurchases(a)	$1,000	$2,000	$1,000
Total number of shares repurchased	40	54	27

(a)	These amounts exclude any fees, commissions, excise taxes or other costs associated with the share repurchases.
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
Dividends
The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the years ended June 30,
	2024	2023	2022
Cash dividend per share	$0.52	$0.50	$0.48
Comprehensive Income
Comprehensive income is reported in the Statements of Comprehensive Income and consists of Net income and Other comprehensive income, including benefit plan adjustments, which affect stockholders’ equity, and under GAAP, are excluded from Net income.
The following tables summarize the activity within Other comprehensive income:

	For the year ended June 30, 2024
	Before tax	Tax benefit (provision)	Net of tax
	(in millions)
Benefit plan adjustments and other
Unrealized gains	$47	$(11)	$36
Reclassifications realized in net income(a)	8	(2)	6
Other comprehensive income	$55	$(13)	$42

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended June 30, 2023
	Before tax	Tax benefit (provision)	Net of tax
	(in millions)
Benefit plan, cumulative translation adjustments and other
Unrealized gains	$79	$(19)	$60
Reclassifications realized in net income(a)	19	(5)	14
Cumulative translation adjustment	3	—	3
Other comprehensive income	$101	$(24)	$77

	For the year ended June 30, 2022
	Before tax	Tax benefit (provision)	Net of tax
	(in millions)
Benefit plan and cumulative translation adjustments
Unrealized gains	$100	$(25)	$75
Reclassifications realized in net income(a)	32	(8)	24
Cumulative translation adjustment	(7)	—	(7)
Other comprehensive income	$125	$(33)	$92

(a)	Reclassifications of amounts related to benefit plan adjustments are included in Non-operating other, net in the Statements of Operations (See Note 15—Pension and Other Postretirement Benefits for additional information).
Accumulated other comprehensive loss
The following table summarizes the components of Accumulated other comprehensive loss, net of tax:

	As of June 30,
	2024	2023	2022
	(in millions)
Benefit plan adjustments and other	$(103)	$(145)	$(219)
Cumulative translation adjustment	(4)	(4)	(7)
Accumulated other comprehensive loss, net of tax	$(107)	$(149)	$(226)
NOTE 12. EQUITY-BASED COMPENSATION
The Company has equity-based compensation plans, including the Fox Corporation 2019 Shareholder Alignment Plan (the “SAP”), under which stock options (including performance-based stock options (“PSOs”), stock appreciation rights, restricted and unrestricted stock, RSUs, performance stock units “PSUs”) and other types of FOX or subsidiary equity awards may be granted.
2019 Shareholder Alignment Plan
The Company’s officers, directors and employees are eligible to participate in the SAP. The maximum number of shares of Class A Common Stock that may be issued under the SAP is 65 million shares. As of June 30, 2024, the remaining number of shares of Class A Common Stock available for issuance under the SAP was approximately 35 million.
Awards granted under the SAP (other than stock options or stock appreciation rights) entitle the holder to receive Dividend Equivalents (as defined in the SAP) for each regular cash dividend on the common stock underlying the award paid by the Company during the award period. Dividend equivalents granted with respect

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
In fiscal 2024, 2023 and 2022, a total of approximately 3.0 million, 2.1 million and 1.7 million RSUs were granted, respectively, which generally vest in equal annual installments over a three-year period subject to the participants’ continued employment with the Company.
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
In fiscal 2024, 2023 and 2022, a total of approximately 0.2 million PSUs were granted in each period, which have a three-year performance measurement period. The awards are subject to the achievement of three pre-established objective performance measures determined by the Compensation Committee. The awards issued will be settled in shares of Class A Common Stock upon vesting and are subject to the participants’ continued employment with the Company. Any person who holds PSUs has no ownership interest in the shares of Class A Common Stock to which such PSUs relate until and unless shares of Class A Common Stock are delivered to the holder. All shares of Class A Common Stock underlying awards that are cancelled or forfeited become available for future grants. Certain of these awards have a graded vesting provision and the expense recognition is accelerated.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity related to RSUs and target PSUs granted to the Company’s employees to be settled in stock (RSUs and PSUs in thousands):

	Fiscal 2024		Fiscal 2023		Fiscal 2022
	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value
RSUs and PSUs
Unvested units at beginning of the year	4,284	$33.72	5,052	$32.53	5,695	$31.75
Granted	3,209	35.13	2,314	34.31	1,909	35.77
Vested	(2,153)	31.97	(2,092)	31.75	(2,417)	33.32
Cancelled	(539)	35.28	(990)	33.30	(135)	31.44
Unvested units at the end of the year(a)	4,801	$35.20	4,284	$33.72	5,052	$32.53

(a)	The intrinsic value of unvested RSUs and target PSUs as of June 30, 2024 was approximately $170 million.
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
During fiscal 2024, 2023 and 2022, the Company granted approximately 3.9 million, 4.3 million and 4.0 million PSOs, respectively. The PSOs will vest in full at the end of the applicable three-year performance period if the market condition is met, and have a term of seven years thereafter.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information about the Company’s stock options and PSOs granted under the SAP during fiscal 2024, 2023 and 2022 (options in thousands):

	Fiscal 2024		Fiscal 2023		Fiscal 2022
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at the beginning of the year	17,048	$33.12	14,250	$32.90	11,150	$32.09
Granted	3,927	34.77	4,314	33.40	3,990	34.83
Exercised(a)	(1,216)	27.85	(234)	28.76	(542)	31.94
Cancelled	(1,433)	34.30	(1,282)	32.77	(348)	30.38
Outstanding at the end of the year(b)	18,326	$33.75	17,048	$33.12	14,250	$32.90
Exercisable at the end of the year(c)	8,158	$32.95	5,282	$36.35	4,586	$37.13
Weighted average grant-date fair value of options granted		$10.30		$10.32		$7.48
Weighted average remaining contractual term of options outstanding at the end of the year		5.97 years		6.51 years		6.75 years
Weighted average remaining contractual term of options exercisable at the end of the year		3.51 years		2.96 years		3.89 years

(a)	During fiscal 2024, 2023 and 2022, the Company received approximately $34 million, $7 million and $17 million, respectively, in cash payments from the exercise of stock options.
(b)	The intrinsic value of options outstanding as of June 30, 2024, 2023 and 2022 was $31.7 million, $37.1 million and $26.9 million, respectively.
(c)	The intrinsic value of options exercisable as of June 30, 2024, 2023 and 2022 was $28.7 million, $6.8 million and $3.1 million, respectively.
The fair value of each PSO and stock option grant is estimated on the date of grant with the following weighted average assumptions used for grants during fiscal 2024, 2023 and 2022:

	For the years ended June 30,
	2024	2023	2022
Expected volatility	31.63%	35.00%	35.00%
Risk-free interest rate	3.96%	2.83%	1.20%
Expected dividend yield	1.44%	1.40%	1.31%
Expected term	6.50 years	5.30 years	5.29 years

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s equity-based compensation:

	For the years ended June 30,
	2024	2023	2022
	(in millions)
Equity-based compensation	$90	$74	$102
Intrinsic value of all settled equity-based awards	$78	$77	$97
Tax benefit on settled equity-based awards	$12	$14	$21
As of June 30, 2024, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $105 million and is expected to be recognized over a weighted average period between two and three years.
NOTE 13. RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company enters into transactions with related parties to buy and/or sell programming and purchase and/or sell advertising.
For fiscal 2024, 2023 and 2022, the related party revenue and expense were not material (See Note 14—Commitments and Contingencies and Note 4—Restructuring, impairment and other corporate matters for information related to U.K. Newspaper Matters Indemnity obligation to News Corporation).
As of June 30, 2024 and 2023, the amounts due to related parties were $74 million and $124 million, respectively, which were included in Accounts payable, accrued expenses and other current liabilities in the Balance Sheets.
NOTE 14. COMMITMENTS AND CONTINGENCIES
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2024:

	As of June 30, 2024
	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Borrowings	$7,250	$600	$—	$2,000	$4,650
Licensed programming	29,705	4,893	9,175	9,056	6,581
Other commitments and contractual obligations	1,368	410	502	251	205
Total commitments	$38,323	$5,903	$9,677	$11,307	$11,436
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company’s contracts with the National Association of Stock Car Auto Racing (“NASCAR”) give the Company rights to broadcast certain races and ancillary content through calendar year 2031.
Under the Company’s contracts with certain collegiate conferences, remaining future minimum payments for program rights to broadcast certain sports events are payable over the remaining terms of the contracts.
Other commitments and contractual obligations
Primarily includes obligations relating to talent costs and television rating services agreements.
Pension and other postretirement benefits
The total accrued net benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2024 was $309 million (See Note 15—Pension and Other Postretirement Benefits). This amount is affected by, among other items, statutory funding levels, changes in plan demographics and assumptions and investment returns on plan assets. Because of the current overall funded status of the Company’s material plans, the accrued liability does not represent expected near-term liquidity needs and, accordingly, this amount is not included in the contractual obligations table.
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
U.K. Newspaper Matters Indemnity
In connection with the separation of 21CF and News Corporation in June 2013 (the “21CF News Corporation Separation”), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the Separation Agreement, the Company assumed certain costs and liabilities related to the U.K. Newspaper Matters Indemnity. The liability recorded in the Balance Sheets related to the indemnity was approximately $115 million as of June 30, 2023 and approximately $65 million as of June 30, 2024.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Defamation and Disparagement Claims
From time to time, the Company and its news businesses, including FOX News Media and the FOX Television Stations, and their employees are subject to lawsuits alleging defamation or disparagement. These include lawsuits filed by Smartmatic USA Corp. and certain of its affiliates (collectively, “Smartmatic”) in February 2021 seeking $2.7 billion in damages and Dominion Voting Systems, Inc. and certain of its affiliates (collectively, “Dominion”) in March 2021 seeking $1.6 billion in damages. On March 31, 2023, the court in the Dominion case issued its rulings on summary judgment motions that were unfavorable to the Company. Following these rulings, on April 18, 2023, the Company and its subsidiary, Fox News Network, LLC, entered into a Release and Settlement Agreement with Dominion pursuant to which the parties agreed to resolve the lawsuits among them. The Company paid an aggregate of approximately $800 million to settle this and a related lawsuit in April 2023, which is included in Restructuring, impairment and other corporate matters in the Consolidated Statement of Operations for fiscal 2023 (See Note 4—Restructuring, Impairment and Other Corporate Matters).
The Company continues to believe the Smartmatic and other pending lawsuits alleging defamation or disparagement are without merit and intends to defend against them vigorously, including through any appeals. The Smartmatic case has been stayed by operation of New York law due to the death of Lou Dobbs, and it is unclear when the stay will be lifted. At this time, a trial in the Smartmatic lawsuit is not expected to commence until 2025. The Company is unable to predict the final outcome of these matters and has determined that a loss in the Smartmatic case is neither probable nor reasonably estimable. There can be no assurance that the ultimate resolution of these pending matters will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
On April 11, 2023 and April 20, 2023, stockholders of the Company filed derivative lawsuits in the Delaware Court of Chancery (the “Chancery Court”) against certain directors of the Company, which the Chancery Court subsequently consolidated into one matter captioned In re Fox Corporation Deriv. Litig., C.A. No. 2023-0418 (Del.Ch.). Two additional derivative lawsuits were subsequently filed by the Company’s stockholders in the Chancery Court on September 12, 2023 against certain directors and officers of the Company and are part of the consolidated lawsuit. Each of the lawsuits names the Company as a nominal defendant. On April 26, 2024, the lead plaintiffs filed an amended complaint that alleges that certain directors and officers, as applicable, breached their fiduciary duties by allowing the Company’s news channel to air allegations regarding election fraud in connection with the 2020 U.S. Presidential election, which resulted in significant defamation litigation. The amended complaint seeks orders awarding damages in favor of the Company; directing the Company to reform and improve its policies and procedures; and awarding the plaintiffs attorneys' fees and costs. On June 25, 2024, the defendants filed a motion to dismiss the amended complaint, and a hearing on the motion is scheduled for November 2024. The Company intends to vigorously contest the lawsuit.
Actions and Claims Arising from Alleged Misuse of Personal Information
The Company and its subsidiaries, including Tubi, Inc. (“Tubi”), are from time to time parties to actions and arbitration claims arising from their alleged misuse of personal information. In June 2023, a putative class action lawsuit titled Campos v. Tubi was filed with the U.S. District Court for the Northern District of Illinois, Eastern Division (the “District Court”), alleging that Tubi shared viewer information with third parties in violation of the privacy protection provisions of the federal Video Privacy Protection Act. In February 2024, the District Court denied Tubi’s motion to compel arbitration and motion to dismiss, and Tubi appealed those rulings to the U.S. Court of Appeals for the Seventh Circuit. Following a determination that Campos lacked standing to sue Tubi, plaintiff’s counsel filed a new putative class action titled Gregory v. Tubi with the 17th Judicial Circuit Court in Winnebago County, Illinois (the “Illinois State Court”). On July 26, 2024 the parties entered into a Settlement and Release Agreement to resolve all claims, which includes the dismissal of the Campos lawsuit and settlement of the Gregory lawsuit. The Company is unable to predict the final outcome of this matter until the Illinois State Court has approved the Settlement and Release Agreement, but has established an accrued liability for the settlement amount. If approved, the settlement will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. The Company intends to vigorously defend against any other actions and arbitration claims arising from the alleged misuse of personal information that have not been settled or resolved by the Gregory settlement. The Company is unable to predict the final outcome of these pending matters and has determined that a loss in these matters is neither probable

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
nor reasonably estimable. There can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
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
Pension and postretirement plans that are sponsored by the Company are accounted for as defined benefit pension plans. Accordingly, the funded and unfunded position of each plan is recorded in the Balance Sheets. Actuarial gains and losses that have not yet been recognized through income are recorded in Accumulated other comprehensive loss net of taxes, and they are systematically amortized as a component of net periodic benefit cost. The Company’s benefit obligation for the plans is calculated using assumptions which the Company reviews on a regular basis. The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2024, 2023 and 2022.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The following table sets forth the change in the projected benefit obligation, change in the fair value of plan assets and funded status for the Company’s pension and postretirement benefit plans:

	Pension benefits		Postretirement benefits
	As of June 30,
	2024	2023	2024	2023
	(in millions)
Projected benefit obligation, beginning of the year	$1,172	$1,203	$47	$53
Service cost	27	30	—	1
Interest cost	61	52	2	2
Benefits paid	(43)	(22)	(3)	(4)
Settlements(a)	(50)	(32)	—	—
Actuarial gains(b)	(48)	(58)	(1)	(5)
Other	—	(1)	—	—
Projected benefit obligation, end of the year	1,119	1,172	45	47
Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	853	801	—	—
Actual return on plan assets	45	53	—	—
Employer contributions	86	53	3	4
Benefits paid	(43)	(22)	(3)	(4)
Settlements(a)	(50)	(32)	—	—
Fair value of plan assets, end of the year	891	853	—	—
Funded status(c)	$(228)	$(319)	$(45)	$(47)
Grantor Trust assets(c)	$266	$276	$—	$—

(a)	Represents the full settlement of former employees’ deferred pension benefit obligations through lump sum payments.
(b)	Actuarial gains for June 30, 2024 and June 30, 2023 were primarily due to higher interest rates utilized in measuring plan obligations.
(c)	The Company has established an irrevocable grantor trust (the “Grantor Trust”), administered by an independent trustee, with the intention of making cash contributions to the Trust to fund certain future pension benefit obligations of the Company. The assets in the Grantor Trust are unsecured funds of the Company and can be used to satisfy the Company’s obligations in the event of bankruptcy or insolvency.
Amounts recognized in the Balance Sheets consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2024	2023	2024	2023
	(in millions)
Pension assets	$36	$8	$—	$—
Accrued pension liabilities	(264)	(327)	(45)	(47)
Net amounts recognized	$(228)	$(319)	$(45)	$(47)

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Amounts recognized in Accumulated other comprehensive loss, before tax, consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2024	2023	2024	2023
	(in millions)
Actuarial losses (gains)	$169	$229	$(30)	$(34)
Accumulated pension benefit obligations as of June 30, 2024 and 2023 were $1.01 billion and $1.04 billion, respectively. As of June 30, 2024, the fair value of plan assets exceeds the projected benefit obligation and accumulated benefit obligation for each funded plan. As of June 30, 2023, the projected benefit obligation exceeds the fair value of plan assets for the funded plans except for two plans that have assets of $123 million, a projected benefit obligation of $115 million and an accumulated benefit obligation of $112 million. As of June 30, 2024 and 2023, the projected benefit obligation and accumulated benefit obligation exceeds the fair value of plan assets for each unfunded plan. Information about funded and unfunded pension plans is presented below:

	Funded plans		Unfunded plans
	As of June 30,
	2024	2023	2024		2023
	(in millions)
Projected benefit obligation	$855	$901	$264		$271
Accumulated benefit obligation	747	777	260		267
Fair value of plan assets	891	853	—	(a)	—	(a)

(a)	The fair value of the assets in the Grantor Trust as of June 30, 2024 and 2023 was $266 million and $276 million, respectively.
The components of net periodic benefit costs were as follows:

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2024	2023	2022	2024	2023	2022
	(in millions)
Service cost	$27	$30	$38	$—	$1	$1
Interest cost	61	52	30	2	2	2
Expected return on plan assets	(45)	(40)	(50)	—	—	—
Amortization of deferred losses	12	23	31	(4)	(4)	1
Other	—	—	3	—	—	—
Net periodic benefit costs	$55	$65	$52	$(2)	$(1)	$4
The components of net periodic benefit costs other than the service cost component are included in Non- operating other, net in the Statements of Operations.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2024	2023	2022	2024	2023	2022
Additional information
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.5%	5.3%	4.8%	5.4%	5.3%	4.8%
Weighted-average assumptions used to determine net periodic benefit costs
Discount rate for service cost	5.3%	4.8%	2.8%	5.3%	4.8%	2.9%
Discount rate for interest cost	5.4%	4.5%	2.1%	5.4%	4.5%	2.2%
Expected return on plan assets	5.3%	5.0%	5.1%	N/A	N/A	N/A

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
The following assumed health care cost trend rates as of June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	Fiscal 2024	Fiscal 2023
Health care cost trend rate	6.6%	6.1%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.9%	4.0%
Year that the rate reaches the ultimate trend rate	2031	2047
The following table sets forth the estimated benefit payments and estimated settlements for the next five fiscal years and in aggregate for the five fiscal years thereafter. These payments are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected benefit payments
	Pension benefits	Postretirement benefits
	(in millions)
Fiscal year
2025	$86	$4
2026	86	4
2027	88	4
2028	92	4
2029	95	4
2029-2033	487	19
The above table presents expected benefit payments for the postretirement benefits net of a nominal amount of U.S. Medicare subsidy receipts per year.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Plan Assets and Grantor Trust
The following tables present Plan assets for the Company’s funded pension plans and Grantor Trust assets to fund certain future unfunded pension benefit obligations of the Company. The assets are classified by level within the fair value hierarchy, as described in Note 6—Fair Value, as of June 30, 2024 and 2023:

	As of June 30, 2024
		Fair value measurements at reporting date using	Assets measured
	Total	Level 1	at NAV(a)
	(in millions)
PENSION PLAN ASSETS
Pooled funds(b)
Money market funds	$12	$12	$—
Domestic equity funds	156	156	—
Domestic fixed income funds(c)	488	488	—
International equity funds	118	118	—
Balanced funds	69	69	—
Partnership interests	48	—	48
Total fair value of plan assets	$891	$843	$48

GRANTOR TRUST ASSETS
Pooled funds(b)
Money market funds	$26	$26	$—
Domestic fixed income funds(c)	66	66	—
Balanced funds	53	53	—
Domestic government obligations(d)	120	120	—
Other(e)	1	1	—
Total fair value of Grantor Trust assets	$266	$266	$—

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2023
		Fair value measurements at reporting date using	Assets measured
	Total	Level 1	at NAV(a)
	(in millions)
PENSION PLAN ASSETS
Pooled funds(b)
Money market funds	$18	$18	$—
Domestic equity funds	189	189	—
Domestic fixed income funds(c)	383	383	—
International equity funds	136	136	—
Balanced funds	78	78	—
Partnership interests	49	—	49
Total fair value of plan assets	$853	$804	$49

GRANTOR TRUST ASSETS
Pooled funds(b)
Money market funds	$20	$20	$—
Domestic fixed income funds(c)	143	143	—
Balanced funds	112	112	—
Other(e)	1	1	—
Total fair value of Grantor Trust assets	$276	$276	$—

(a)	Investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent) as a practical expedient are excluded from the fair value hierarchy disclosure. These investments have monthly liquidity.
(b)	Pooled funds that have a readily determinable fair value are valued at the regularly published NAV.
(c)	Domestic fixed income funds consist primarily of investment grade securities.
(d)	Government obligations consist of investment grade securities whose fair value is based on observable market data obtained from dealers and brokers.
(e)	Includes cash and cash equivalents.
The investment objective for the funded pension plans is to grow assets to satisfy future benefit obligations and to maintain funded status. The asset allocation strategy will change over time by shifting assets from return seeking assets to liability hedging assets upon the achievement of certain funding milestones. Return seeking assets are diversified across equity, fixed income and other investments and liability hedging assets are primarily fixed income investments, which are managed to correlate highly with the pension liabilities to reduce interest rate risk. The target asset allocation on June 30, 2024 is 37% return seeking assets and 63% liability hedging assets. The actual asset allocation on June 30, 2024 is 44% return seeking assets and 56% liability hedging assets. Assets are generally managed by external investment managers. The expected long-term rate of return on asset assumption is determined using the current target asset allocation and applying expected future returns for the various asset classes and correlations amongst the asset classes.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The funded plans weighted-average asset allocation, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2024	2023
Asset Category
Equity investments	31%	39%
Fixed income investments, including cash	61	51
Other	8	10
Total	100%	100%
Required pension plan contributions for the next fiscal year are not expected to be material; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.
Defined Contribution Plans
The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $70 million, $68 million and $58 million for fiscal 2024, 2023 and 2022, respectively.
NOTE 16. INCOME TAXES
Income before income tax expense was attributable primarily to the U.S. jurisdiction. Significant components of the Company’s provision for income taxes were as follows:

	For the years ended June 30,
	2024	2023	2022
	(in millions)
U.S.
Federal	$300	$127	$88
State, local and other	47	35	31
Total current	347	162	119
Deferred	203	321	342
Provision for income taxes	$550	$483	$461

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table is a reconciliation of income tax computed at the statutory rate to income tax expense:

	For the years ended June 30,
	2024	2023	2022
U.S. federal income tax rate	21%	21%	21%
State and local taxes	4	4	4
Effect of enacted tax law changes	(2)	1	—
Valuation allowance movement	2	2	—
Return to accrual(a)	—	—	2
Nondeductible compensation	1	—	1
Other	—	—	(1)
Effective tax rate	26%	28%	27%

(a)	Primarily attributable to a remeasurement of the Company’s net deferred tax assets associated with changes in the mix of jurisdictional earnings.
The following is a summary of the components of the deferred tax accounts:

	As of June 30,
	2024	2023
	(in millions)
Deferred tax assets
Basis difference(a)	$2,645	$2,911
Operating lease liabilities	232	241
Tax credit carryforwards	96	9
Pension benefit obligations	—	14
Equity-based compensation	39	34
Net operating loss carryforwards	38	37
Other	238	179
Total deferred tax assets	3,288	3,425
Deferred tax liabilities
Operating lease ROU assets	(220)	(229)
Accrued liabilities	(24)	(21)
Pension benefit obligations	(19)	—
Sports rights contracts	(33)	(19)
Total deferred tax liabilities	(296)	(269)
Net deferred tax asset before valuation allowance	2,992	3,156
Less: valuation allowance	(119)	(72)
Total net deferred tax assets(b)	$2,873	$3,084

(a)
As a result of the Separation and the Transaction, which was a taxable transaction for which the estimated tax liability of $5.8 billion was included in the transaction tax paid by the Company, FOX obtained a tax basis in its assets equal to their respective fair market values. This amount includes the additional estimated deferred tax asset recorded as a result of the increased tax basis (See Note 1—Description of Business and Basis of Presentation under the heading “The Transaction”).

(b)	Includes a $5 million and $6 million deferred tax liability recorded in Other liabilities in the Balance Sheets as of June 30, 2024 and 2023, respectively.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2024, the Company had $38 million of tax attributes from net operating loss carryforwards available to offset future taxable income. A substantial portion of these losses can be carried forward indefinitely.
The net increase in the valuation allowance to $119 million as of June 30, 2024 was primarily due to the additional valuation allowance required on the basis differences on investments.
The following table sets forth the change in the uncertain tax positions, excluding interest and penalties:

	For the years ended June 30,
	2024	2023	2022
	(in millions)
Balance, beginning of year	$26	$28	$30
Additions for prior year tax positions(a)	6	2	1
Additions for current year tax positions	—	2	2
Reduction for prior year tax positions(b)	(6)	(6)	(5)
Balance, end of year	$26	$26	$28

(a)	The additions for prior year tax positions in fiscal 2024 is primarily due to the impact of state tax law changes.
(b)
The reduction for tax positions in fiscal 2024 of $6 million is primarily due to the expiration of statutes of limitations. The reduction for tax positions in fiscal 2023 of $6 million is primarily due to audit settlements and the expiration of statutes of limitations. The reduction for tax positions in fiscal 2022 includes $5 million from the expiration of statutes of limitations.

The Company recognizes interest and penalty charges related to uncertain tax positions as income tax (expense) benefit. The Company recorded liabilities for accrued interest of $12 million and $9 million as of June 30, 2024 and 2023, respectively, and the amounts of interest income/expense recorded in each of fiscal 2024, 2023 and 2022 were not material.
The Company is subject to tax primarily in various domestic jurisdictions and, as a matter of ordinary course, the Company is regularly audited by federal and state tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not anticipate that the resolution of these pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. The movement in the balance of uncertain tax positions in fiscal 2024 is primarily attributable to state matters. The Company does not expect significant changes to these positions over the next 12 months. As of June 30, 2024 and 2023, $20 million and $21 million, respectively, would affect the Company’s effective income tax rate if the Company’s position with respect to the uncertainties is sustained.
NOTE 17. SEGMENT INFORMATION
The Company is a news, sports and entertainment company, which manages and reports its businesses in four operating segments: Cable Network Programming, Television, Credible and the FOX Studio Lot with the following two reportable segments:
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Credible and the FOX Studio Lot operating segments do not meet the criteria under GAAP to be separately reported as a reportable segment or aggregated with other operating segments, and as such are presented as part of Corporate and Other, which is not a reportable segment. Corporate and Other principally consists of Credible, the FOX Studio Lot and corporate overhead costs. Credible is a U.S. consumer finance marketplace. The FOX Studio Lot, located in Los Angeles, California, provides television and film production services along with office space, studio operation services and includes all operations of the facility.
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
Segment EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Restructuring, impairment and other corporate matters, Equity earnings (losses) of affiliates, Interest expense, net, Non-operating other, net and Income tax expense. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.
The tables below present summarized financial information for each of the Company’s reportable segments and Corporate and Other.

	For the years ended June 30,
	2024	2023	2022
	(in millions)
Revenues
Cable Network Programming	$5,955	$6,043	$6,097
Television	7,875	8,710	7,685
Corporate and Other	209	217	233
Eliminations	(59)	(57)	(41)
Total revenues	$13,980	$14,913	$13,974
Segment EBITDA
Cable Network Programming	$2,693	$2,472	$2,934
Television	506	1,009	347
Corporate and Other	(316)	(290)	(326)
Amortization of cable distribution investments	(16)	(16)	(18)
Depreciation and amortization	(389)	(411)	(363)
Restructuring, impairment and other corporate matters	(67)	(1,182)	(157)
Equity (losses) earnings of affiliates	(44)	4	4
Interest expense, net	(216)	(218)	(371)
Non-operating other, net	(47)	368	(356)
Income before income tax expense	2,104	1,736	1,694
Income tax expense	(550)	(483)	(461)
Net income	1,554	1,253	1,233
Less: Net income attributable to noncontrolling interests	(53)	(14)	(28)
Net income attributable to Fox Corporation stockholders	$1,501	$1,239	$1,205

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the years ended June 30,
	2024	2023	2022
	(in millions)
Revenues by Segment by Component
Cable Network Programming
Affiliate fee	$4,188	$4,175	$4,205
Advertising	1,262	1,403	1,462
Other	505	465	430
Total Cable Network Programming revenues	5,955	6,043	6,097
Television
Advertising	4,182	5,204	4,440
Affiliate fee	3,136	2,876	2,673
Other	557	630	572
Total Television revenues	7,875	8,710	7,685
Corporate and Other	209	217	233
Eliminations	(59)	(57)	(41)
Total revenues	$13,980	$14,913	$13,974
For fiscal 2024, 2023 and 2022, the Company had no individual customers that accounted for 10% or more of Revenues.

	For the years ended June 30,
	2024	2023	2022
	(in millions)
Depreciation and amortization
Cable Network Programming	$77	$71	$60
Television	117	126	112
Corporate and Other	195	214	191
Total depreciation and amortization	$389	$411	$363

	For the years ended June 30,
	2024	2023	2022
	(in millions)
Capital expenditures
Cable Network Programming	$161	$66	$67
Television	76	96	104
Corporate and Other	108	195	136
Total capital expenditures	$345	$357	$307

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30,
	2024	2023
	(in millions)
Assets
Cable Network Programming	$2,792	$2,658
Television	7,961	7,803
Corporate and Other	10,090	10,371
Investments	1,129	1,034
Total assets	$21,972	$21,866

	As of June 30,
	2024	2023
	(in millions)
Goodwill and intangible assets, net
Cable Network Programming	$1,288	$1,312
Television	4,605	4,633
Corporate and Other	689	698
Total goodwill and intangible assets, net	$6,582	$6,643
NOTE 18. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	For the years ended June 30,
	2024	2023	2022
	(in millions, except per share amounts)
Net income attributable to Fox Corporation stockholders	$1,501	$1,239	$1,205
Weighted average shares - basic	478	529	566
Shares issuable under equity-based compensation plans(a)	2	2	4
Weighted average shares - diluted	480	531	570
Net income attributable to Fox Corporation stockholders per share - basic	$3.14	$2.34	$2.13
Net income attributable to Fox Corporation stockholders per share - diluted	$3.13	$2.33	$2.11

(a)	Weighted average common shares include the incremental shares that would be issued upon the assumed vesting of RSUs, PSUs and stock options (including PSOs) if the effect is dilutive, and, for those shares that are contingently issuable, all necessary conditions have been satisfied for the periods presented (See Note 12—Equity-Based Compensation).

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19. VALUATION AND QUALIFYING ACCOUNTS

	Balance as of beginning of year	Additions	Utilization	Other	Balance as of end of year
	(in millions)
Fiscal 2024
Allowance for credit losses	$(44)	$(8)	$5	$3	$(44)
Deferred tax valuation allowance	(72)	(52)	3	2	(119)

Fiscal 2023
Allowance for credit losses	$(54)	$—	$3	$7	$(44)
Deferred tax valuation allowance	(34)	(38)	—	—	(72)

Fiscal 2022
Allowance for credit losses	$(77)	$(2)	$19	$6	$(54)
Deferred tax valuation allowance	(24)	(23)	13	—	(34)
NOTE 20. ADDITIONAL FINANCIAL INFORMATION
Interest Expense, net
The following table sets forth the components of Interest expense, net included in the Statements of Operations:

	For the years ended June 30,
	2024	2023	2022
	(in millions)
Interest expense	$(405)	$(349)	$(377)
Interest income	189	131	6
Total interest expense, net	$(216)	$(218)	$(371)
Non-Operating Other, net
The following table sets forth the components of Non-operating other, net included in the Statements of Operations:

	For the years ended June 30,
	2024	2023	2022
	(in millions)
Net (losses) gains on investments in equity securities(a)	$(189)	$403	$(386)
Gain on sale of assets(b)	166	—	45
Other	(24)	(35)	(15)
Total non-operating other, net	$(47)	$368	$(356)

(a)
Net gains (losses) on investments in equity securities includes the gains (losses) related to the changes in fair value of the Company’s investment in Flutter (See Note 6—Fair Value) and, for the year ended June 30, 2024, the losses related to the write-down of the Company’s investment in a live streaming mobile platform that ceased operations.

(b)	See Note 3—Acquisitions, Disposals and Other Transactions.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of June 30,
	2024	2023
	(in millions)
Investments(a)	$1,129	$1,034
Operating lease assets(b)	904	947
Inventories, net	712	642
Grantor Trust assets - long-term	247	276
Other	323	269
Total other non-current assets	$3,315	$3,168

(a)	Includes investments accounted for at fair value on a recurring basis of $797 million and $884 million as of June 30, 2024 and 2023, respectively (See Note 6—Fair Value).
(b)	See Note 10—Leases under the heading “Lessee Arrangements.”
Accounts Payable, Accrued Expenses and Other Current Liabilities
The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of June 30,
	2024	2023
	(in millions)
Accrued expenses	$1,006	$1,028
Programming payable	683	785
Deferred revenue	180	160
Operating lease liabilities	76	72
Other current liabilities	408	469
Total accounts payable, accrued expenses and other current liabilities	$2,353	$2,514
Other Liabilities
The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of June 30,
	2024	2023
	(in millions)
Non-current operating lease liabilities(a)	$879	$925
Accrued non-current pension/postretirement liabilities	276	361
Other non-current liabilities	211	198
Total other liabilities	$1,366	$1,484

(a)	See Note 10—Leases under the heading “Lessee Arrangements.”

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Future Performance Obligations
As of June 30, 2024, approximately $4.9 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to affiliate contracts, sports advertising contracts and content licensing contracts with fixed fees. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.
Supplemental Information

	For the years ended June 30,
	2024	2023	2022
	(in millions)
Supplemental cash flows information
Cash paid for interest	$(398)	$(345)	$(383)
Cash paid for income taxes	$(232)	$(245)	$(209)

Supplemental information on acquisitions
Fair value of assets acquired, excluding cash	$—	$—	$348
Cash acquired	—	—	9
Liabilities assumed	—	—	(47)
Redeemable noncontrolling interests issued	—	—	(5)
Cash paid	—	—	(252)
Fair value of equity instruments issued as consideration to third parties(a)	—	—	53
Issuance of subsidiary common units	—	—	(53)
Fair value of equity instruments consideration	$—	$—	$—

(a)	Includes Redeemable noncontrolling interests.
NOTE 21. SUBSEQUENT EVENTS
Subsequent to June 30, 2024, the Company increased its semi-annual dividend and declared a semi-annual dividend of $0.27 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on September 25, 2024 with a record date for determining dividend entitlements of September 4, 2024.
Subsequent to June 30, 2024, the Company repurchased a total of approximately 1.4 million shares of Class A Common Stock for $50 million in the open market.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 61 and 62, respectively, and are incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s Definitive Proxy Statement to be filed in connection with its 2024 Annual Meeting of Stockholders pursuant to Regulation 14A.

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
2.1
Separation Agreement, dated as of March 19, 2019, between Twenty-First Century Fox, Inc. and Fox Corporation (the “Registrant”) (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 14, 2019 and filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2019 (the “March 2019 Form 8-K”). ѱ

2.2
Tax Matters Agreement, dated as of March 19, 2019, between Twenty-First Century Fox, Inc., the Registrant and The Walt Disney Company (incorporated herein by reference to Exhibit 2.2 to the March 2019 Form 8-K).ѱ

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022).

3.2
Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated February 6, 2024 and filed with the SEC on February 7, 2024).

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*

4.2
Indenture, dated as of January 25, 2019, between the Registrant and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form 10-12B/A filed with the SEC on January 25, 2019).

10.1	Fox Corporation 2019 Shareholder Alignment Plan (incorporated herein by reference to Exhibit 10.1 to the March 14, 2019 Form 8-K).+

10.2	Form of Amended and Restated Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).+

10.3
Form of Fox Corporation 2019 Shareholder Alignment Plan Restricted Stock Unit Terms and Conditions (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2023).+

10.4	Form of Fox Corporation 2019 Shareholder Alignment Plan Non-Qualified Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10.4 to the March 2019 Form 8-K).+

10.5	Form of Fox Corporation 2019 Shareholder Alignment Plan Non-Qualified Stock Option Terms and Conditions FY 2025 Annual Grant.*+

10.6	Form of Employment Agreement (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (the “March 2019 Form 10-Q”)).+

10.7	Letter Agreement between Lachlan K. Murdoch and News Corporation dated November 17, 2008 (incorporated herein by reference to Exhibit 10.6 to the March 2019 Form 10-Q).+

10.8
Letter Agreements between John P. Nallen and News Corporation dated January 1, 2005 and November 17, 2008, as amended through June 3, 2013 (incorporated herein by reference to Exhibit 10.7 to the March 2019 Form 10-Q).+

10.9	Form of Consent Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 22, 2020 and filed with the SEC on April 22, 2020).+

10.10	Form of Employment Agreement Amendment (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021.+

10.11
Letter Agreement between Steven Tomsic and the Registrant dated November 17, 2023 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023).+

10.12
Transition and Separation Agreement, dated August 9, 2023, between the Registrant and Viet D. Dinh (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 9, 2023 and filed with the SEC on August 11, 2023 (the “August 2023 Form 8-K”)).+

10.13	Advisory Services Agreement, dated August 9, 2023, by and among the Registrant, Viet D. Dinh, P.C. and Viet D. Dinh (incorporated herein by reference to Exhibit 10.2 to the August 2023 Form 8-K).+

10.14
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

10.15
Stockholders Agreement, dated as of November 6, 2019, by and between the Registrant and the Murdoch Family Trust (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 5, 2019 and filed with the SEC on November 6, 2019).

19	Fox Corporation Insider Trading and Confidentiality Policy.*

21	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

97	Fox Corporation Clawback Policy.*

101
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2024, 2023 and 2022; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2024, 2023 and 2022; (iii) Consolidated Balance Sheets as of June 30, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2024, 2023 and 2022; (v) Consolidated Statements of Equity for the fiscal years ended June 30, 2024, 2023 and 2022 and (vi) Notes to the Consolidated Financial Statements.*

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
Date: August 8, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Lachlan K. Murdoch	Executive Chair and Chief Executive Officer (Principal Executive Officer)	August 8, 2024
Lachlan K. Murdoch
/S/ Steven Tomsic	Chief Financial Officer (Principal Financial and Accounting Officer)	August 8, 2024
Steven Tomsic
/S/ Tony Abbott AC	Director	August 8, 2024
Tony Abbott
/S/ William A. Burck	Director	August 8, 2024
William A. Burck
/S/ Chase Carey	Director	August 8, 2024
Chase Carey
/S/ Roland A. Hernandez	Director	August 8, 2024
Roland A. Hernandez
/S/ Margaret L. Johnson	Director	August 8, 2024
Margaret L. Johnson
/S/ Paul D. Ryan	Director	August 8, 2024
Paul D. Ryan