Form 10-Q
period 2024-09-30
Fox Corp
filed 2024-11-04
CIK 1754301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024, 221,155,155 shares of Class A Common Stock, par value $0.01 per share, and 235,581,025 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

FOX CORPORATION
FORM 10-Q

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended September 30,
	2024	2023
Revenues	$3,564	$3,207
Operating expenses	(2,018)	(1,862)
Selling, general and administrative	(502)	(480)
Depreciation and amortization	(91)	(96)
Restructuring, impairment and other corporate matters	(26)	9
Equity earnings of affiliates	3	1
Interest expense, net	(50)	(42)
Non-operating other, net	233	(176)
Income before income tax expense	1,113	561
Income tax expense	(281)	(146)
Net income	832	415
Less: Net income attributable to noncontrolling interests	(5)	(8)
Net income attributable to Fox Corporation stockholders	$827	$407

EARNINGS PER SHARE DATA

Weighted average shares:
Basic	461	492
Diluted	464	494

Net income attributable to Fox Corporation stockholders per share:
Basic	$1.79	$0.83
Diluted	$1.78	$0.82
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	For the three months ended September 30,
	2024	2023
Net income	$832	$415
Other comprehensive income (loss), net of tax:
Benefit plan adjustments and other	4	(2)
Other comprehensive income (loss), net of tax	4	(2)
Comprehensive income	836	413
Less: Net income attributable to noncontrolling interests(a)	(5)	(8)
Comprehensive income attributable to Fox Corporation stockholders	$831	$405

(a)	Net income attributable to noncontrolling interests includes $(2) million and nil for the three months ended September 30, 2024 and 2023, respectively, relating to redeemable noncontrolling interests.
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of September 30, 2024	As of June 30, 2024
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$4,052	$4,319
Receivables, net	2,687	2,364
Inventories, net	795	626
Other	259	192
Total current assets	7,793	7,501
Non-current assets
Property, plant and equipment, net	1,685	1,696
Intangible assets, net	3,030	3,038
Goodwill	3,547	3,544
Deferred tax assets	2,772	2,878
Other non-current assets	3,711	3,315
Total assets	$22,538	$21,972
LIABILITIES AND EQUITY
Current liabilities
Borrowings	$600	$599
Accounts payable, accrued expenses and other current liabilities	2,405	2,353
Total current liabilities	3,005	2,952
Non-current liabilities
Borrowings	6,599	6,598
Other liabilities	1,356	1,366
Redeemable noncontrolling interests	202	242
Commitments and contingencies
Equity
Class A Common Stock(a)	2	2
Class B Common Stock(b)	2	2
Additional paid-in capital	7,641	7,678
Retained earnings	3,734	3,139
Accumulated other comprehensive loss	(103)	(107)
Total Fox Corporation stockholders’ equity	11,276	10,714
Noncontrolling interests	100	100
Total equity	11,376	10,814
Total liabilities and equity	$22,538	$21,972

(a)
Class A Common Stock, $0.01 par value per share, 2,000,000,000 shares authorized, 222,253,246 shares and 225,727,598 shares issued and outstanding at par as of September 30, 2024 and June 30, 2024, respectively.

(b)	Class B Common Stock, $0.01 par value per share, 1,000,000,000 shares authorized, 235,581,025 shares issued and outstanding at par as of September 30, 2024 and June 30, 2024.
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the three months ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$832	$415
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	91	96
Amortization of cable distribution investments	4	4
Restructuring, impairment and other corporate matters	26	(9)
Equity-based compensation	34	24
Equity earnings of affiliates	(3)	(1)
Non-operating other, net	(233)	176
Deferred income taxes	103	47
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(397)	(284)
Inventories net of programming payable	(303)	(253)
Accounts payable and accrued expenses	(110)	(187)
Other changes, net	114	(27)
Net cash provided by operating activities	158	1
INVESTING ACTIVITIES
Property, plant and equipment	(64)	(71)
Other investing activities, net	(14)	13
Net cash used in investing activities	(78)	(58)
FINANCING ACTIVITIES
Repurchase of shares	(250)	(250)
Dividends paid and distributions	(131)	(135)
Other financing activities, net	34	(1)
Net cash used in financing activities	(347)	(386)
Net decrease in cash and cash equivalents	(267)	(443)
Cash and cash equivalents, beginning of year	4,319	4,272
Cash and cash equivalents, end of period	$4,052	$3,829
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(IN MILLIONS)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Fox Corporation Stockholders’ Equity	Noncontrolling Interests(a)	Total Equity
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	226	$2	235	$2	$7,678	$3,139	$(107)	$10,714	$100	$10,814
Net income	—	—	—	—	—	827	—	827	7	834
Other comprehensive income	—	—	—	—	—	—	4	4	—	4
Dividends	—	—	—	—	—	(124)	—	(124)	—	(124)
Shares repurchased	(6)	—	—	—	(107)	(146)	—	(253)	—	(253)
Other	2	—	—	—	70	38	—	108	(7)	101
Balance, September 30, 2024	222	$2	235	$2	$7,641	$3,734	$(103)	$11,276	$100	$11,376
Balance, June 30, 2023	263	$3	235	$2	$8,253	$2,269	$(149)	$10,378	$67	$10,445
Net income	—	—	—	—	—	407	—	407	8	415
Other comprehensive loss	—	—	—	—	—	—	(2)	(2)	—	(2)
Dividends	—	—	—	—	—	(127)	—	(127)	—	(127)
Shares repurchased	(15)	—	—	—	(258)	6	—	(252)	—	(252)
Other	1	—	—	—	(4)	(16)	—	(20)	(8)	(28)
Balance, September 30, 2023	249	$3	235	$2	$7,991	$2,539	$(151)	$10,384	$67	$10,451

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 4—Fair Value under the heading “Redeemable Noncontrolling Interests”).
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
The accompanying Unaudited Consolidated Financial Statements of FOX have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Unaudited Consolidated Financial Statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2025.
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
These interim Unaudited Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 as filed with the Securities and Exchange Commission on August 8, 2024 (the “2024 Form 10-K”).
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
The Company’s fiscal year ends on June 30 (“fiscal”) of each year. Certain fiscal 2024 amounts have been reclassified to conform to the fiscal 2025 presentation.
The unaudited and audited consolidated financial statements are referred to as the “Financial Statements” herein. The unaudited consolidated statements of operations are referred to as the “Statements of Operations” herein. The unaudited and audited consolidated balance sheets are referred to as the “Balance Sheets” herein.
NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS
The Company’s acquisitions support the Company’s strategy to strengthen its core brands, grow its digital businesses and selectively enhance production capabilities for its digital and linear platforms. During the three months ended September 30, 2024 and 2023, the Company made no acquisitions.
On February 6, 2024, FOX announced that it would enter into a joint venture (“Venu Sports”) with ESPN, a subsidiary of The Walt Disney Company, and Warner Bros. Discovery to form a digital distribution platform focused on sports. Each company is expected to own one-third of the joint venture, have equal board representation and license their sports networks to the joint venture on a non-exclusive basis. In August 2024, the U.S. District Court of the Southern District of New York granted a preliminary injunction to temporarily block the joint venture from launching, which is currently pending appeal in the U.S. Court of Appeals for the Second Circuit.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. INVENTORIES, NET
The Company’s inventories were comprised of the following:

	As of September 30, 2024	As of June 30, 2024
	(in millions)
Licensed programming, including prepaid sports rights	$1,069	$841
Owned programming	589	497
Total inventories, net	1,658	1,338
Less: current portion of inventories, net	(795)	(626)
Total non-current inventories, net	$863	$712

Owned programming
Released	$268	$238
In-process or other	321	259
Total	$589	$497
The following table presents the aggregate amortization expense related to Inventories, net included in Operating expenses in the Statements of Operations:

	For the three months ended September 30,
	2024	2023
	(in millions)
Total amortization expense	$1,130	$995
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
The following tables present information about financial assets and redeemable noncontrolling interests carried at fair value on a recurring basis:

	Fair value measurements
	As of September 30, 2024
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$1,039	$1,039	(a)	$—	$—
Redeemable noncontrolling interests	(202)	—		—	(202)	(b)
Total	$837	$1,039		$—	$(202)

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
The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the three months ended September 30,
	2024	2023
	(in millions)
Beginning of period	$(242)	$(213)
Net loss	2	—
Accretion and other	38	(15)
End of period	$(202)	$(228)
Subsequent to September 30, 2024, the put right held by the Credible minority interest shareholder became exercisable. The put right held by the entertainment production company’s minority shareholder will become exercisable in fiscal 2027.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments
The carrying value of the Company’s financial instruments exclusive of borrowings, such as cash and cash equivalents, receivables, payables and investments accounted for using the measurement alternative method, approximates fair value.

	As of September 30, 2024	As of June 30, 2024
	(in millions)
Borrowings
Fair value	$7,353	$7,017
Carrying value	$7,199	$7,197
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
Generally, the Company does not require collateral to secure receivables. As of September 30, 2024 and June 30, 2024, the Company had no individual customers that accounted for 10% or more of the Company’s receivables.
NOTE 5. BORROWINGS
Borrowings include senior notes (See Note 9—Borrowings in the 2024 Form 10-K under the heading “Public Debt – Senior Notes Issued”) of which $600 million of 3.050% senior notes are due in April 2025. In addition, the Company is party to a credit agreement providing a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of June 2028 (See Note 9—Borrowings in the 2024 Form 10-K under the heading “Revolving Credit Agreement”). As of September 30, 2024, there were no borrowings outstanding under the revolving credit agreement.
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
In total, the Company repurchased approximately 6 million shares of Class A Common Stock for approximately $250 million during the three months ended September 30, 2024.
Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.
As of September 30, 2024, the Company’s remaining stock repurchase authorization was approximately $1.15 billion. Subsequent to September 30, 2024, the Company repurchased approximately 1.2 million shares of Class A Common Stock for approximately $50 million.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Dividends
The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the three months ended September 30,
	2024	2023
Cash dividend per share	$0.27	$0.26
The Company declared a semi-annual dividend of $0.27 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended September 30, 2024, which was paid on September, 25, 2024 to stockholders of record on September 4, 2024.
NOTE 7. EQUITY-BASED COMPENSATION
The Company has equity-based compensation plans, including the Fox Corporation 2019 Shareholder Alignment Plan (See Note 12—Equity-Based Compensation in the 2024 Form 10-K).
The following table summarizes the Company’s equity-based compensation:

	For the three months ended September 30,
	2024	2023
	(in millions)
Equity-based compensation	$34	$24
Intrinsic value of all settled equity-based awards	$78	$65
Tax benefit on settled equity-based awards	$15	$10
The Company’s equity-based awards are settled in Class A Common Stock. As of September 30, 2024, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $195 million and is expected to be recognized over a weighted average period between two and three years.
As of September 30, 2024 and 2023, the Company had approximately 4 million and 5 million stock options outstanding, respectively. The computation of diluted earnings per share did not include stock options outstanding during each period presented if their inclusion would have been antidilutive, and, for those shares that are contingently issuable, all necessary conditions have not been satisfied for the periods presented.
Awards Vested, Granted and Exercised
Restricted Stock Units
During the three months ended September 30, 2024 and 2023, approximately 1.5 million and 1.7 million restricted stock units (“RSUs”) vested and approximately 1.7 million and 1.8 million RSUs were granted, respectively. These RSUs generally vest in equal annual installments over a three-year period subject to participants’ continued employment with the Company.
Performance-Based Stock Options
During the three months ended September 30, 2024 and 2023, approximately 1.6 million and 0.2 million performance-based stock options were exercised and approximately 3 million and 4 million were granted, respectively, which will vest in full at the end of a three-year performance period if the market condition is met, and have a term of seven years thereafter.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of September 30, 2024 and June 30, 2024 were approximately $39 billion and $38 billion, respectively. The increase from June 30, 2024 was primarily due to sports programming rights.
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
U.K. Newspaper Matters Indemnity
In connection with the separation of 21CF and News Corporation in June 2013 (the “21CF News Corporation Separation”), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the Separation Agreement (as defined in Note 1—Description of Business and Basis of Presentation in the 2024 Form 10-K under the heading “The Transaction”), the Company assumed certain costs and liabilities related to the U.K. Newspaper Matters Indemnity. The liability recorded in the Balance Sheets related to the indemnity was approximately $65 million as of June 30, 2024 and approximately $70 million as of September 30, 2024.
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

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
into a Release and Settlement Agreement with Dominion pursuant to which the parties agreed to resolve the lawsuits among them. The Company paid an aggregate of approximately $800 million to settle this and a related lawsuit in April 2023.
The Company continues to believe the Smartmatic and other pending lawsuits alleging defamation or disparagement are without merit and intends to defend against them vigorously, including through any appeals. The Smartmatic case has been stayed by operation of New York law due to the death of Lou Dobbs. At this time, a trial in the Smartmatic lawsuit is not expected to commence until 2025. The Company is unable to predict the final outcome of these matters and has determined that a loss in the Smartmatic case is neither probable nor reasonably estimable. There can be no assurance that the ultimate resolution of these pending matters will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
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
Actions and Claims Arising from Alleged Misuse of Personal Information
The Company and its subsidiaries, including Tubi, Inc. (“Tubi”), are from time to time parties to actions and arbitration claims arising from their alleged misuse of personal information. In June 2023, a putative class action lawsuit titled Campos v. Tubi was filed with the U.S. District Court for the Northern District of Illinois, Eastern Division (the “District Court”), alleging that Tubi shared viewer information with third parties in violation of the privacy protection provisions of the federal Video Privacy Protection Act. In February 2024, the District Court denied Tubi’s motion to compel arbitration and motion to dismiss, and Tubi appealed those rulings to the U.S. Court of Appeals for the Seventh Circuit. Following a determination that Campos lacked standing to sue Tubi, plaintiff’s counsel filed a new putative class action titled Gregory v. Tubi with the 17th Judicial Circuit Court in Winnebago County, Illinois (the “Illinois State Court”). On July 26, 2024 the parties entered into a Settlement and Release Agreement to resolve all claims, which includes the dismissal of the Campos lawsuit and settlement of the Gregory lawsuit. The Company is unable to predict the final outcome of this matter until the Illinois State Court has approved the Settlement and Release Agreement, but has established an accrued liability for the settlement amount. If approved, the settlement will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. The Company intends to vigorously defend against any other actions and arbitration claims arising from the alleged misuse of personal information that have not been settled or resolved by the Gregory settlement. The Company is unable to predict the final outcome of these other actions and arbitration claims and has determined that a loss in these matters is neither probable nor reasonably estimable. There can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
Other
The Company’s operations are subject to tax primarily in various domestic jurisdictions and as a matter of course, the Company is regularly audited by federal and state tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
the ultimate resolution of pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. Each member of the 21CF consolidated group, which includes 21CF, the Company (prior to the Transaction (as defined in Note 1—Description of Business and Basis of Presentation in the 2024 Form 10-K under the heading “The Transaction”)) and 21CF’s other subsidiaries, is jointly and severally liable for the U.S. federal income and, in certain jurisdictions, state tax liabilities of each other member of the consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21CF consolidated group. The tax matters agreement entered into in connection with the Separation (as defined in Note 1—Description of Business and Basis of Presentation in the 2024 Form 10-K under the heading “The Transaction”) requires 21CF and/or The Walt Disney Company to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the IRS in amounts that the Company cannot quantify.
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. Pension plans and postretirement benefit plans are closed to new participants with the exception of a small group covered by collective bargaining agreements. The net periodic benefit cost was $9 million and $13 million for the three months ended September 30, 2024 and 2023, respectively.
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

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.
The tables below present summarized financial information for each of the Company’s reportable segments and Corporate and Other.

	For the three months ended September 30,
	2024	2023
	(in millions)
Revenues
Cable Network Programming	$1,597	$1,387
Television	1,953	1,780
Corporate and Other	65	54
Eliminations	(51)	(14)
Total revenues	$3,564	$3,207
Segment EBITDA
Cable Network Programming	$748	$607
Television	372	351
Corporate and Other	(72)	(89)
Amortization of cable distribution investments	(4)	(4)
Depreciation and amortization	(91)	(96)
Restructuring, impairment and other corporate matters	(26)	9
Equity earnings of affiliates	3	1
Interest expense, net	(50)	(42)
Non-operating other, net	233	(176)
Income before income tax expense	1,113	561
Income tax expense	(281)	(146)
Net income	832	415
Less: Net income attributable to noncontrolling interests	(5)	(8)
Net income attributable to Fox Corporation stockholders	$827	$407

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended September 30,
	2024	2023
	(in millions)
Revenues by Segment by Component
Cable Network Programming
Affiliate fee	$1,037	$1,005
Advertising	321	290
Other	239	92
Total Cable Network Programming revenues	1,597	1,387
Television
Advertising	1,008	910
Affiliate fee	806	735
Other	139	135
Total Television revenues	1,953	1,780
Corporate and Other	65	54
Eliminations	(51)	(14)
Total revenues	$3,564	$3,207

	For the three months ended September 30,
	2024	2023
	(in millions)
Depreciation and amortization
Cable Network Programming	$20	$18
Television	29	29
Corporate and Other	42	49
Total depreciation and amortization	$91	$96

	As of September 30, 2024	As of June 30, 2024
	(in millions)
Assets
Cable Network Programming	$2,915	$2,792
Television	8,463	7,961
Corporate and Other	9,805	10,090
Investments	1,355	1,129
Total assets	$22,538	$21,972

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. ADDITIONAL FINANCIAL INFORMATION
Restructuring, Impairment and Other Corporate Matters
The following table sets forth the components of Restructuring, impairment and other corporate matters included in the Statements of Operations:

	For the three months ended September 30,
	2024	2023
	(in millions)
Restructuring charges	$(8)	$—
Other corporate matters
Legal settlement costs	(7)	—
U.K. Newspaper Matters Indemnity(a)	(6)	(5)
Other	(5)	14
Total restructuring, impairment and other corporate matters	$(26)	$9

(a)	See Note 8—Commitments and Contingencies under the heading "U.K. Newspaper Matters Indemnity."
Interest Expense, net
The following table sets forth the components of Interest expense, net included in the Statements of Operations:

	For the three months ended September 30,
	2024	2023
	(in millions)
Interest expense	$(102)	$(91)
Interest income	52	49
Total interest expense, net	$(50)	$(42)
Non-Operating Other, net
The following table sets forth the components of Non-operating other, net included in the Statements of Operations:

	For the three months ended September 30,
	2024	2023
	(in millions)
Net gains (losses) on investments in equity securities(a)	$236	$(171)
Other	(3)	(5)
Total non-operating other, net	$233	$(176)

(a)	Net gains (losses) on investments in equity securities includes the gains (losses) related to the change in fair value of the Company’s investment in Flutter (See Note 4—Fair Value).

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of September 30, 2024	As of June 30, 2024
	(in millions)
Investments(a)	$1,355	$1,129
Operating lease assets	889	904
Inventories, net	863	712
Grantor Trust	261	247
Other	343	323
Total other non-current assets	$3,711	$3,315

(a)	Includes investments accounted for at fair value on a recurring basis of $1.04 billion and $797 million as of September 30, 2024 and June 30, 2024, respectively (See Note 4—Fair Value).
Accounts Payable, Accrued Expenses and Other Current Liabilities
The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of September 30, 2024	As of June 30, 2024
	(in millions)
Accrued expenses	$814	$1,006
Programming payable	686	683
Deferred revenue	328	180
Operating lease liabilities	76	76
Other current liabilities	501	408
Total accounts payable, accrued expenses and other current liabilities	$2,405	$2,353
Other Liabilities
The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of September 30, 2024	As of June 30, 2024
	(in millions)
Non-current operating lease liabilities	$861	$879
Accrued non-current pension/postretirement liabilities	277	276
Other non-current liabilities	218	211
Total other liabilities	$1,356	$1,366
Future Performance Obligations
As of September 30, 2024, approximately $4.9 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to affiliate contracts, sports advertising contracts and content licensing contracts with fixed fees. The amount

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.
Supplemental Information

	For the three months ended September 30,
	2024	2023
	(in millions)
Supplemental cash flows information
Cash paid for interest	$(133)	$(158)
Cash paid for income taxes	$(21)	$(2)

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Readers should carefully review this document and the other documents filed by Fox Corporation (“FOX” or the “Company”) with the Securities and Exchange Commission (the “SEC”). This section should be read together with the unaudited interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended June 30, (“fiscal”) 2024 as filed with the SEC on August 8, 2024 (the “2024 Form 10-K”). The unaudited consolidated financial statements are referred to as the “Financial Statements” herein.
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three months ended September 30, 2024 and 2023 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2024 and 2023. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2024 and 2023, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of September 30, 2024. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
•Caution Concerning Forward-Looking Statements—This section provides a description of the use of forward-looking information appearing in this Quarterly Report on Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such information is based on management’s current expectations about future events which are subject to change and to inherent risks and uncertainties. Refer to Part I., Item 1A. “Risk Factors” in the 2024 Form 10-K for a discussion of the risk factors applicable to the Company.
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
RESULTS OF OPERATIONS
Results of Operations—For the three months ended September 30, 2024 versus the three months ended September 30, 2023.
The following table sets forth the Company’s operating results for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023:

	For the three months ended September 30,
	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$1,843	$1,740	$103	6%
Advertising	1,329	1,200	129	11%
Other	392	267	125	47%
Total revenues	3,564	3,207	357	11%
Operating expenses	(2,018)	(1,862)	(156)	(8)%
Selling, general and administrative	(502)	(480)	(22)	(5)%
Depreciation and amortization	(91)	(96)	5	5%
Restructuring, impairment and other corporate matters	(26)	9	(35)	**
Equity earnings of affiliates	3	1	2	**
Interest expense, net	(50)	(42)	(8)	(19)%
Non-operating other, net	233	(176)	409	**
Income before income tax expense	1,113	561	552	98%
Income tax expense	(281)	(146)	(135)	(92)%
Net income	832	415	417	**
Less: Net income attributable to noncontrolling interests	(5)	(8)	3	38%
Net income attributable to Fox Corporation stockholders	$827	$407	$420	**

**	not meaningful
Overview
The Company’s revenues increased $357 million or 11% for the three months ended September 30, 2024, as compared to the corresponding period of fiscal 2024, due to higher affiliate fee, advertising and other revenues. The increase of $103 million or 6% in affiliate fee revenue was primarily due to the impact of higher average rates per subscriber and higher fees received from television stations that are affiliated with the FOX Network of approximately $210 million, partially offset by the approximately $110 million impact of a lower average number of subscribers across almost all networks. The increase of $129 million or 11% in advertising revenue was primarily due to the approximately $120 million impact of higher political advertising revenue due to the 2024 presidential and congressional elections at the FOX Television Stations and continued growth at Tubi. The increase of $125 million or 47% in other revenues was primarily due to higher sports sublicensing revenue at the national sports networks.
Operating expenses increased $156 million or 8% for the three months ended September 30, 2024, as compared to the corresponding period of fiscal 2024, primarily due to the approximately $100 million impact of higher sports programming rights amortization driven by higher college football costs at the national sports networks, higher National Football League (“NFL”) costs, led by the timing of NFL games, and the mix of fiscal

2024 and 2025 broadcasts of soccer tournaments. The remaining increase of $56 million was principally due to continued growth at Tubi and higher newsgathering costs due to the 2024 presidential election.
Selling, general and administrative expenses increased $22 million or 5% for the three months ended September 30, 2024, as compared to the corresponding period of fiscal 2024, primarily due to higher legal costs at FOX News Media and higher employee costs at Tubi.
Restructuring, impairment and other corporate matters—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Restructuring, Impairment and Other Corporate Matters.”
Interest expense, net— Interest expense, net increased $8 million or 19% for the three months ended September 30, 2024, as compared to the corresponding period of fiscal 2024, due to higher weighted-average interest rates on senior notes (See Note 9—Borrowings in the 2024 Form 10-K under the headings “Public Debt – Senior Notes Issued”).
Non-operating other, net—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Non-Operating Other, net.”
Income tax expense—The Company’s tax provision and related effective tax rate of 25% for the three months ended September 30, 2024 was higher than the statutory rate of 21% primarily due to state taxes.
The Company's tax provision and related effective tax rate of 26% for the three months ended September 30, 2023 was higher than the statutory rate of 21% primarily due to state taxes and other permanent items.
Net income—Net income increased $417 million for three months ended September 30, 2024, as compared to the corresponding period of fiscal 2024, primarily due to an unrealized gain recognized on the change in fair value of the Company’s investment in Flutter Entertainment plc and higher Segment EBITDA (as defined below), partially offset by higher provision for income tax.
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

The following tables set forth the Company’s Revenues and Segment EBITDA for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023:

	For the three months ended September 30,
	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Cable Network Programming	$1,597	$1,387	$210	15%
Television	1,953	1,780	173	10%
Corporate and Other	65	54	11	20%
Eliminations	(51)	(14)	(37)	**
Total revenues	$3,564	$3,207	$357	11%

**	not meaningful

	For the three months ended September 30,
	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)
Segment EBITDA
Cable Network Programming	$748	$607	$141	23%
Television	372	351	21	6%
Corporate and Other	(72)	(89)	17	19%
Adjusted EBITDA(a)	$1,048	$869	$179	21%

(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.
Cable Network Programming (45% and 43% of the Company’s revenues for the first three months of fiscal 2025 and 2024, respectively)

	For the three months ended September 30,
	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$1,037	$1,005	$32	3%
Advertising	321	290	31	11%
Other	239	92	147	**
Total revenues	1,597	1,387	210	15%
Operating expenses	(702)	(649)	(53)	(8)%
Selling, general and administrative	(151)	(135)	(16)	(12)%
Amortization of cable distribution investments	4	4	—	—%
Segment EBITDA	$748	$607	$141	23%

**	not meaningful
Revenues at the Cable Network Programming segment increased $210 million or 15% for the three months ended September 30, 2024, as compared to the corresponding period of fiscal 2024, due to higher affiliate fee, advertising and other revenues. Affiliate fee revenue increased $32 million or 3% as higher average rates per subscriber were partially offset by a decrease in the average number of subscribers. The increase of $31 million or 11% in advertising revenue was primarily due to higher ratings, higher pricing in the direct response marketplace and higher digital advertising revenue partially offset by higher preemptions associated with breaking news coverage at FOX News Media. The increase of $147 million in other revenues was primarily due to higher sports sublicensing revenue at the national sports networks.
Cable Network Programming Segment EBITDA increased $141 million or 23% for the three months ended September 30, 2024, as compared to the corresponding period of fiscal 2024, primarily due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased $53 million or 8% primarily due to higher sports programming rights amortization driven by higher college football costs partially offset by the absence of the Fédération International de Football Association (“FIFA”) Women’s World Cup at the national sports networks in the current year. Also contributing to this increase was higher newsgathering costs at FOX News Media due to the 2024 presidential election and breaking news coverage. Selling, general and administrative expenses increased $16 million or 12% primarily due to higher legal costs at FOX News Media.
Television (55% and 56% of the Company’s revenues for the first three months of fiscal 2025 and 2024, respectively)

	For the three months ended September 30,
	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Advertising	$1,008	$910	$98	11%
Affiliate fee	806	735	71	10%
Other	139	135	4	3%
Total revenues	1,953	1,780	173	10%
Operating expenses	(1,333)	(1,198)	(135)	(11)%
Selling, general and administrative	(248)	(231)	(17)	(7)%
Segment EBITDA	$372	$351	$21	6%
Revenues at the Television segment increased $173 million or 10% for the three months ended September 30, 2024, as compared to the corresponding period of fiscal 2024, due to higher advertising, affiliate fee and other revenues. The increase of $98 million or 11% in advertising revenue was primarily due to higher political advertising revenue at the FOX Television Stations due to the 2024 presidential and congressional elections and continued growth at Tubi. Also contributing to this increase was timing of NFL games, higher NFL ratings and the broadcasts of the Union of European Football Associations (“UEFA”) European Championship and CONMEBOL Copa América, partially offset by the absence of the FIFA Women’s World Cup in the current year. The increase of $71 million or 10% in affiliate fee revenue was primarily due to higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations and higher fees received from television stations that are affiliated with the FOX Network. The increase of $4 million or 3% in other revenues was primarily due to higher third-party content revenue at FOX Entertainment studios.
Television Segment EBITDA increased $21 million or 6% for the three months ended September 30, 2024, as compared to the corresponding period of fiscal 2024, due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased $135 million or 11% primarily due to higher sports programming rights amortization principally due to higher NFL costs, led by the timing of games, and the broadcast of the UEFA European Championship partially offset by the absence of the FIFA Women’s World Cup in the current year and continued growth at Tubi. Selling, general and administrative expenses increased $17 million or 7% primarily due to higher employee costs at Tubi.

Corporate and Other

	For the three months ended September 30,
	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues	$65	$54	$11	20%
Operating expenses	(20)	(16)	(4)	(25)%
Selling, general and administrative	(117)	(127)	10	8%
Segment EBITDA	$(72)	$(89)	$17	19%
Revenues within Corporate and Other for the three months ended September 30, 2024 and 2023 include revenues generated by Credible and the operation of the FOX Studio Lot. Operating expenses for the three months ended September 30, 2024 and 2023 include advertising and promotional expenses at Credible. Selling, general and administrative expenses for the three months ended September 30, 2024 and 2023 primarily relate to employee costs, professional fees and the costs of operating the FOX Studio lot.
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

The following table reconciles Net income to Adjusted EBITDA for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023:

	For the three months ended September 30,
	2024	2023
	(in millions)
Net income	$832	$415
Add
Amortization of cable distribution investments	4	4
Depreciation and amortization	91	96
Restructuring, impairment and other corporate matters	26	(9)
Equity earnings of affiliates	(3)	(1)
Interest expense, net	50	42
Non-operating other, net	(233)	176
Income tax expense	281	146
Adjusted EBITDA	$1,048	$869
The following table sets forth the computation of Adjusted EBITDA for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

	For the three months ended September 30,
	2024	2023
	(in millions)
Revenues	$3,564	$3,207
Operating expenses	(2,018)	(1,862)
Selling, general and administrative	(502)	(480)
Amortization of cable distribution investments	4	4
Adjusted EBITDA	$1,048	$869
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company has approximately $4.1 billion of cash and cash equivalents as of September 30, 2024 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 5—Borrowings to the accompanying Financial Statements). The Company also has access to the worldwide capital markets, subject to market conditions. As of September 30, 2024, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any noncompliance with such covenants.
The principal uses of cash that affect the Company’s liquidity position include the following: the acquisition of rights and related payments for entertainment and sports programming; operational expenditures including production costs; marketing and promotional expenses; expenses related to broadcasting the Company’s programming; employee and facility costs; capital expenditures; acquisitions, including redeemable noncontrolling interests; income taxes, interest and dividend payments; debt repayments; legal settlements; and stock repurchases.
The Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Sources and Uses of Cash
Net cash provided by operating activities for the three months ended September 30, 2024 and 2023 was as follows (in millions):

For the three months ended September 30,	2024	2023
Net cash provided by operating activities	$158	$1
The increase in net cash provided by operating activities during the three months ended September 30, 2024, as compared to the corresponding period of fiscal 2024, was primarily due to higher Segment EBITDA, principally due to higher political advertising receipts due to the 2024 presidential and congressional elections, and lower restructuring payments, partially offset by higher entertainment programming costs.
Net cash used in investing activities for the three months ended September 30, 2024 and 2023 was as follows (in millions):

For the three months ended September 30,	2024	2023
Net cash used in investing activities	$(78)	$(58)
The increase in net cash used in investing activities during the three months ended September 30, 2024, as compared to the corresponding period of fiscal 2024, primarily due to an increase in the Company’s investments partially offset by a decrease in capital expenditures.
Net cash used in financing activities for the three months ended September 30, 2024 and 2023 was as follows (in millions):

For the three months ended September 30,	2024	2023
Net cash used in financing activities	$(347)	$(386)
The decrease in net cash used in financing activities during the three months ended September 30, 2024, as compared to the corresponding period of fiscal 2024, was primarily due to net proceeds received from the exercise of stock options and lower dividend payments as a result of fewer shares outstanding.
Stock Repurchase Program
See Note 6—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program.”
Dividends
The Company declared a semi-annual dividend of $0.27 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended September 30, 2024, which was paid on September 25, 2024 to stockholders of record on September 4, 2024. The Company expects to continue to pay semi-annual dividends, although each dividend is subject to approval by the Company’s Board of Directors.
Debt Instruments
Borrowings include senior notes (See Note 5—Borrowings to the accompanying Financial Statements).
Ratings of the Senior Notes
The following table summarizes the Company’s credit ratings as of September 30, 2024:

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
Commitments and Contingencies
See Note 8—Commitments and Contingencies to the accompanying Financial Statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to the accounting policies and estimates as described in Part II., Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2024 Form 10-K.
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
•the impact of widespread health emergencies or pandemics and measures to contain their spread; and
•the other risks and uncertainties detailed in Part I, Item 1A. ‘Risk Factors’ in the 2024 Form 10-K.
Forward-looking statements in this Quarterly Report speak only as of the date hereof, and forward-looking statements in documents that are incorporated by reference hereto speak only as of the date of those documents. The Company does not undertake any obligation to update or release any revisions to any forward-looking statement made herein or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or to conform such statements to actual results or changes in our expectations, except as required by law.
ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks reported in the 2024 Form 10-K.
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
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.        LEGAL PROCEEDINGS
See Note 8—Commitments and Contingencies to the accompanying Unaudited Consolidated Financial Statements of FOX under the heading “Contingencies” for a discussion of the Company’s legal proceedings.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2024.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of the Company’s repurchases of its Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) during the three months ended September 30, 2024:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
July 1, 2024 - July 31, 2024	1,389,945	$35.97
August 1, 2024 - August 31, 2024	1,777,922	39.71
September 1, 2024 - September 30, 2024	3,208,930	40.35
Total	6,376,797	39.22	$1,149

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

    In total, the Company repurchased approximately 6 million shares of Class A Common Stock for approximately $250 million during the three months ended September 30, 2024.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three months ended September 30, 2024 and 2023; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended September 30, 2024 and 2023; (iii) Consolidated Balance Sheets as of September 30, 2024 (unaudited) and June 30, 2024 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2024 and 2023; (v) Unaudited Consolidated Statements of Equity for the three months ended September 30, 2024 and 2023; and (vi) Notes to the Unaudited Consolidated Financial Statements.*

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

Date: November 4, 2024