Form 10-Q
period 2024-12-31
Fox Corp
filed 2025-02-04
CIK 1754301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 31, 2025, 217,846,833 shares of Class A Common Stock, par value $0.01 per share, and 235,581,025 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

FOX CORPORATION
FORM 10-Q

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
Revenues	$5,078	$4,234	$8,642	$7,441
Operating expenses	(3,776)	(3,393)	(5,794)	(5,255)
Selling, general and administrative	(525)	(495)	(1,027)	(975)
Depreciation and amortization	(97)	(97)	(188)	(193)
Restructuring, impairment and other corporate matters	(170)	(18)	(196)	(9)
Equity earnings of affiliates	4	1	7	2
Interest expense, net	(80)	(72)	(130)	(114)
Non-operating other, net	81	(29)	314	(205)
Income before income tax expense	515	131	1,628	692
Income tax expense	(127)	(16)	(408)	(162)
Net income	388	115	1,220	530
Less: Net income attributable to noncontrolling interests	(15)	(6)	(20)	(14)
Net income attributable to Fox Corporation stockholders	$373	$109	$1,200	$516

EARNINGS PER SHARE DATA

Weighted average shares:
Basic	457	481	459	487
Diluted	462	482	463	488

Net income attributable to Fox Corporation stockholders per share:
Basic	$0.82	$0.23	$2.61	$1.06
Diluted	$0.81	$0.23	$2.59	$1.06
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
Net income	$388	$115	$1,220	$530
Other comprehensive (loss) income, net of tax:
Benefit plan adjustments and other	(5)	5	(1)	3
Other comprehensive (loss) income, net of tax	(5)	5	(1)	3
Comprehensive income	383	120	1,219	533
Less: Net income attributable to noncontrolling interests(a)	(15)	(6)	(20)	(14)
Comprehensive income attributable to Fox Corporation stockholders	$368	$114	$1,199	$519

(a)
Net income attributable to noncontrolling interests includes $1 million and $(4) million for the three months ended December 31, 2024 and 2023, respectively, and $(1) million and $(4) million for the six months ended December 31, 2024 and 2023, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of December 31, 2024	As of June 30, 2024
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$3,322	$4,319
Receivables, net	3,492	2,364
Inventories, net	1,171	626
Other	252	192
Total current assets	8,237	7,501
Non-current assets
Property, plant and equipment, net	1,671	1,696
Intangible assets, net	3,020	3,038
Goodwill	3,543	3,544
Deferred tax assets	2,729	2,878
Other non-current assets	3,822	3,315
Total assets	$23,022	$21,972
LIABILITIES AND EQUITY
Current liabilities
Borrowings	$600	$599
Accounts payable, accrued expenses and other current liabilities	2,697	2,353
Total current liabilities	3,297	2,952
Non-current liabilities
Borrowings	6,600	6,598
Other liabilities	1,314	1,366
Redeemable noncontrolling interests	200	242
Commitments and contingencies
Equity
Class A Common Stock(a)	2	2
Class B Common Stock(b)	2	2
Additional paid-in capital	7,650	7,678
Retained earnings	3,949	3,139
Accumulated other comprehensive loss	(108)	(107)
Total Fox Corporation stockholders’ equity	11,495	10,714
Noncontrolling interests	116	100
Total equity	11,611	10,814
Total liabilities and equity	$23,022	$21,972

(a)
Class A Common Stock, $0.01 par value per share, 2,000,000,000 shares authorized, 218,781,620 shares and 225,727,598 shares issued and outstanding at par as of December 31, 2024 and June 30, 2024, respectively.

(b)	Class B Common Stock, $0.01 par value per share, 1,000,000,000 shares authorized, 235,581,025 shares issued and outstanding at par as of December 31, 2024 and June 30, 2024.
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the six months ended December 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$1,220	$530
Adjustments to reconcile net income to cash used in operating activities
Depreciation and amortization	188	193
Amortization of cable distribution investments	8	8
Restructuring, impairment and other corporate matters	196	9
Equity-based compensation	68	48
Equity earnings of affiliates	(7)	(2)
Cash distributions received from affiliates	13	—
Non-operating other, net	(314)	205
Deferred income taxes	145	29
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(1,198)	(853)
Inventories net of programming payable	(431)	(405)
Accounts payable and accrued expenses	(75)	(180)
Other changes, net	(17)	(117)
Net cash used in operating activities	(204)	(535)
INVESTING ACTIVITIES
Property, plant and equipment	(138)	(150)
Purchase of investments	(79)	(6)
Other investing activities, net	(23)	13
Net cash used in investing activities	(240)	(143)
FINANCING ACTIVITIES
Borrowings	—	1,232
Repurchase of shares	(500)	(500)
Dividends paid and distributions	(134)	(142)
Other financing activities, net	81	(62)
Net cash (used in) provided by financing activities	(553)	528
Net decrease in cash and cash equivalents	(997)	(150)
Cash and cash equivalents, beginning of year	4,319	4,272
Cash and cash equivalents, end of period	$3,322	$4,122
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(IN MILLIONS)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Fox Corporation Stockholders’ Equity	Noncontrolling Interests(a)	Total Equity
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, September 30, 2024	222	$2	235	$2	$7,641	$3,734	$(103)	$11,276	$100	$11,376
Net income	—	—	—	—	—	373	—	373	14	387
Other comprehensive loss	—	—	—	—	—	—	(5)	(5)	—	(5)
Shares repurchased	(6)	—	—	—	(92)	(160)	—	(252)	—	(252)
Other	3	—	—	—	101	2	—	103	2	105
Balance, December 31, 2024	219	$2	235	$2	$7,650	$3,949	$(108)	$11,495	$116	$11,611
Balance, September 30, 2023	249	$3	235	$2	$7,991	$2,539	$(151)	$10,384	$67	$10,451
Net income	—	—	—	—	—	109	—	109	10	119
Other comprehensive income	—	—	—	—	—	—	5	5	—	5
Shares repurchased	(9)	—	—	—	(139)	(114)	—	(253)	—	(253)
Other	1	—	—	—	27	(20)	—	7	(4)	3
Balance, December 31, 2023	241	$3	235	$2	$7,879	$2,514	$(146)	$10,252	$73	$10,325
Balance, June 30, 2024	226	$2	235	$2	$7,678	$3,139	$(107)	$10,714	$100	$10,814
Net income	—	—	—	—	—	1,200	—	1,200	21	1,221
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)	—	(1)
Dividends	—	—	—	—	—	(124)	—	(124)	—	(124)
Shares repurchased	(12)	—	—	—	(199)	(306)	—	(505)	—	(505)
Other	5	—	—	—	171	40	—	211	(5)	206
Balance, December 31, 2024	219	$2	235	$2	$7,650	$3,949	$(108)	$11,495	$116	$11,611
Balance, June 30, 2023	263	$3	235	$2	$8,253	$2,269	$(149)	$10,378	$67	$10,445
Net income	—	—	—	—	—	516	—	516	18	534
Other comprehensive income	—	—	—	—	—	—	3	3	—	3
Dividends	—	—	—	—	—	(127)	—	(127)	—	(127)
Shares repurchased	(24)	—	—	—	(397)	(108)	—	(505)	—	(505)
Other	2	—	—	—	23	(36)	—	(13)	(12)	(25)
Balance, December 31, 2023	241	$3	235	$2	$7,879	$2,514	$(146)	$10,252	$73	$10,325

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 4—Fair Value under the heading “Redeemable Noncontrolling Interests”).
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
NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS
The Company’s acquisitions support the Company’s strategy to strengthen its core brands, grow its digital businesses and selectively enhance production capabilities for its digital and linear platforms. During the six months ended December 31, 2024 and 2023, the Company made no acquisitions.
In February 2024, FOX announced that it would enter into a joint venture with ESPN, a subsidiary of The Walt Disney Company (“Disney”), and Warner Bros. Discovery Inc. (“WBD”) to form a digital distribution platform focused on sports called Venu Sports. On January 10, 2025, FOX, Disney and WBD announced the decision to discontinue Venu Sports (See Note 8—Commitments and Contingencies under the heading "Venu Sports”). In connection with that decision, FOX expensed the costs that were previously capitalized in anticipation of the launch in Restructuring, impairment and other corporate matters in the Statements of Operations during the three months ended December 31, 2024.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. INVENTORIES, NET
The Company’s inventories were comprised of the following:

	As of December 31, 2024	As of June 30, 2024
	(in millions)
Licensed programming, including prepaid sports rights	$1,448	$841
Owned programming	617	497
Total inventories, net	2,065	1,338
Less: current portion of inventories, net	(1,171)	(626)
Total non-current inventories, net	$894	$712

Owned programming
Released	$269	$238
In-process or other	348	259
Total	$617	$497
The following table presents the aggregate amortization expense related to Inventories, net included in Operating expenses in the Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
	(in millions)
Total amortization expense	$2,758	$2,467	$3,888	$3,462
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
The following tables present information about financial assets and redeemable noncontrolling interests carried at fair value on a recurring basis:

	Fair value measurements
	As of December 31, 2024
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$1,132	$1,132	(a)	$—	$—
Redeemable noncontrolling interests	(200)	—		—	(200)	(b)
Total	$932	$1,132		$—	$(200)

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
The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
	(in millions)
Beginning of period	$(202)	$(228)	$(242)	$(213)
Net (income) loss	(1)	4	1	4
Accretion and redemption value adjustments	3	(19)	41	(34)
End of period	$(200)	$(243)	$(200)	$(243)
The put right held by the Credible minority interest shareholder was fully exercised in December 2024. The Company and the Credible minority interest shareholder will determine the value of the redeemable noncontrolling interest as part of a predetermined fair market value process.
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

	As of December 31, 2024	As of June 30, 2024
	(in millions)
Borrowings
Fair value	$7,081	$7,017
Carrying value	$7,200	$7,197
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
Generally, the Company does not require collateral to secure receivables. As of December 31, 2024 and June 30, 2024, the Company had no individual customers that accounted for 10% or more of the Company’s receivables.
NOTE 5. BORROWINGS
Borrowings include senior notes (See Note 9—Borrowings in the 2024 Form 10-K under the heading “Public Debt – Senior Notes Issued”) of which $600 million of 3.050% senior notes are due in April 2025. In addition, the Company is party to a credit agreement providing a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of June 2028 (See Note 9—Borrowings in the 2024 Form 10-K under the heading “Revolving Credit Agreement”). As of December 31, 2024, there were no borrowings outstanding under the revolving credit agreement.
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
In total, the Company repurchased approximately 12 million shares of Class A Common Stock for approximately $500 million during the six months ended December 31, 2024.
Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.
As of December 31, 2024, the Company’s remaining stock repurchase authorization was approximately $900 million. Subsequent to December 31, 2024, the Company repurchased approximately 1 million shares of Class A Common Stock for approximately $50 million.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Dividends
The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
Cash dividend per share	$—	$—	$0.27	$0.26
Subsequent to December 31, 2024 the Company declared a semi-annual dividend of $0.27 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on March 26, 2025 with a record date for determining dividend entitlements of March 5, 2025.
NOTE 7. EQUITY-BASED COMPENSATION
The Company has equity-based compensation plans, including the Fox Corporation 2019 Shareholder Alignment Plan (See Note 12—Equity-Based Compensation in the 2024 Form 10-K).
The following table summarizes the Company’s equity-based compensation:

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
	(in millions)
Equity-based compensation	$34	$24	$68	$48
Intrinsic value of all settled equity-based awards	$25	$7	$103	$72
Tax benefit on settled equity-based awards	$2	$1	$17	$11
The Company’s equity-based awards are settled in Class A Common Stock. As of December 31, 2024, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $165 million and is expected to be recognized over a weighted average period between two and three years.
The computation of diluted earnings per share did not include stock options or performance-based stock options outstanding during each period presented if their inclusion would have been antidilutive, and, for those shares that are contingently issuable, all necessary conditions have not been satisfied for the periods presented.
Awards Vested, Granted and Exercised
Restricted Stock Units
During the six months ended December 31, 2024 and 2023, approximately 1.5 million and 1.9 million restricted stock units (“RSUs”) vested and approximately 1.7 million and 2.0 million RSUs were granted, respectively. These RSUs generally vest in equal annual installments over a three-year period subject to participants’ continued employment with the Company.
Performance-Based Stock Options
During the six months ended December 31, 2024 and 2023, approximately 2.5 million and 0.4 million performance-based stock options were exercised and approximately 3.4 million and 4.0 million were granted, respectively, which will vest in full at the end of a three-year performance period as the market condition has been met and have a term of seven years thereafter.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of December 31, 2024 and June 30, 2024 were approximately $36 billion and $38 billion, respectively. The decrease from June 30, 2024 was primarily due to sports programming rights payments.
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
U.K. Newspaper Matters Indemnity
In connection with the separation of 21CF and News Corporation in June 2013 (the “21CF News Corporation Separation”), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the Separation Agreement (as defined in Note 1—Description of Business and Basis of Presentation in the 2024 Form 10-K under the heading “The Transaction”), the Company assumed certain costs and liabilities related to the U.K. Newspaper Matters Indemnity. The liability recorded in the Balance Sheets related to the indemnity was approximately $65 million as of June 30, 2024 and approximately $70 million as of December 31, 2024.
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
The Company continues to believe the Smartmatic and other pending lawsuits alleging defamation or disparagement are without merit and intends to defend against them vigorously, including through any appeals. Discovery in the Smartmatic case is ongoing, following a stay by operation of New York law due to the death of Lou Dobbs. At this time, a trial in the Smartmatic lawsuit is not expected to commence until mid-to-late 2025 at the earliest. The Company is unable to predict the final outcome of these matters and has determined that a loss in the Smartmatic case is neither probable nor reasonably estimable. There can be no assurance that the ultimate resolution of these pending matters will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
On April 11, 2023 and April 20, 2023, stockholders of the Company filed derivative lawsuits in the Delaware Court of Chancery (the “Chancery Court”) against certain directors of the Company, which the Chancery Court subsequently consolidated into one matter captioned In re Fox Corporation Deriv. Litig., C.A. No. 2023-0418 (Del.Ch.). Two additional derivative lawsuits were subsequently filed by the Company’s stockholders in the Chancery Court on September 12, 2023 against certain directors and officers of the Company and are part of the consolidated lawsuit. Each of the lawsuits names the Company as a nominal defendant. On April 26, 2024, the lead plaintiffs filed an amended complaint that alleges that certain directors and officers, as applicable, breached their fiduciary duties by allowing the Company’s news channel to air allegations regarding election fraud in connection with the 2020 U.S. Presidential election, which resulted in significant defamation litigation. The amended complaint seeks orders awarding damages in favor of the Company; directing the Company to reform and improve its policies and procedures; and awarding the plaintiffs attorneys' fees and costs. On December 27, 2024, the Chancery Court denied the defendants’ motion to dismiss the amended complaint. The Company intends to continue to vigorously defend against these claims.
Actions and Claims Arising from Alleged Misuse of Personal Information
The Company and its subsidiaries, including Tubi, Inc. (“Tubi”), are from time to time parties to actions and arbitration claims arising from their alleged misuse of personal information. In June 2023, a putative class action lawsuit titled Campos v. Tubi was filed with the U.S. District Court for the Northern District of Illinois, Eastern Division (the “District Court”), alleging that Tubi shared viewer information with third parties in violation of the privacy protection provisions of the federal Video Privacy Protection Act. After a determination that Campos lacked standing to sue Tubi, plaintiff’s counsel filed a new putative class action titled Gregory v. Tubi with the 17th Judicial Circuit Court in Winnebago County, Illinois (the “Illinois State Court”). On July 26, 2024 the parties entered into a Settlement and Release Agreement to resolve all claims, which includes the dismissal of the Campos lawsuit and settlement of the Gregory lawsuit. On January 24, 2025, the Illinois State Court entered a final order approving the Settlement and Release Agreement. The settlement will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. The Company intends to vigorously defend against any other actions and arbitration claims arising from the alleged misuse of personal information that have not been settled or resolved by the Gregory settlement. The Company is unable to predict the final outcome of these other actions and arbitration claims and has determined that a loss in these matters is neither probable nor reasonably estimable. There can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
Venu Sports
In February 2024, FOX announced that it would enter into a joint venture with ESPN, a subsidiary of Disney, and WBD to form a digital distribution platform focused on sports called Venu Sports. On February 20, 2024, FuboTV Inc. and FuboTV Media Inc (collectively, “Fubo”) filed a lawsuit against Disney, ESPN, Inc., ESPN Enterprises, Inc., HULU, LLC, FOX and WBD in the U.S. District Court for the Southern District of New York (the “NY District Court”) alleging claims under federal and New York antitrust laws. The claims were based on theories that (i) Venu Sports will harm competition in alleged markets for the licensing of networks that offer live sports content and for streaming live pay tv, (ii) certain alleged practices by which FOX and Disney

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(including its ESPN affiliates) license their networks to virtual multi-channel video programming distributors (“virtual MVPDs”) as a bundle increase prices and reduce output for services offered by virtual MVPDs, and (iii) certain alleged pricing provisions in the defendants’ carriage agreements with certain virtual MVPDs increase prices for services offered by virtual MVPDs. Fubo subsequently filed an amended complaint that added allegations relating to a purported market for “skinny sports bundles” that Fubo claimed Venu Sports will monopolize. Fubo sought compensatory damages, treble damages and an injunction to prevent the formation of the joint venture.
Following a hearing on Fubo’s motion for a preliminary injunction, the NY District Court preliminarily enjoined the launch of Venu Sports on August 16, 2024. The defendants filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit (the “Appeals Court”) from the preliminary injunction order on August 19, 2024, and the Appeals Court granted defendants’ motion for an expedited appeal on August 27, 2024. On September 26, 2024, the Company filed with the NY District Court a motion to dismiss Fubo’s claims brought under federal and New York antitrust law, unrelated to the joint venture, which the NY District Court denied on December 13, 2024.
On January 6, 2025, Disney and Fubo announced that they have entered into an agreement to combine the Hulu + Live TV business with Fubo, forming a combined virtual MVPD company (the “Disney/Fubo Transaction”). In conjunction with the Disney/Fubo Transaction, Fubo and the defendants settled the Venu Sports lawsuit and the defendants made an aggregate $220 million settlement payment to Fubo, of which approximately $80 million was the Company’s portion, which was recorded in Restructuring, impairment and other corporate matters in the Statements of Operations during the three months ended December 31, 2024. On January 10, 2025, the defendants announced their decision to discontinue the Venu Sports joint venture and not launch its streaming service effective immediately, and as a result the Company expensed the costs that were previously capitalized in anticipation of the launch. Under certain circumstances, including if the Disney/Fubo Transaction does not close due to the failure to obtain certain regulatory approvals, a termination fee of $130 million will be payable to Fubo. Concurrently with the Disney/Fubo transaction, Disney has committed to provide Fubo a senior unsecured term loan of up to $145 million in January 2026. If any such payment is required for the termination fee or senior unsecured term loan, it will be paid by FOX, Disney and WBD.
Other
The Company’s operations are subject to tax primarily in various domestic jurisdictions and as a matter of course, the Company is regularly audited by federal and state tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. Each member of the 21CF consolidated group, which includes 21CF, the Company (prior to the Transaction (as defined in Note 1—Description of Business and Basis of Presentation in the 2024 Form 10-K under the heading “The Transaction”)) and 21CF’s other subsidiaries, is jointly and severally liable for the U.S. federal income and, in certain jurisdictions, state tax liabilities of each other member of the consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21CF consolidated group. The tax matters agreement entered into in connection with the Separation (as defined in Note 1—Description of Business and Basis of Presentation in the 2024 Form 10-K under the heading “The Transaction”) requires 21CF and/or Disney to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the IRS in amounts that the Company cannot quantify.
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. Pension plans and postretirement benefit plans are closed to new participants with the exception of a small group covered by collective bargaining agreements. The net periodic benefit cost was $8 million and $14 million for the three months ended December 31, 2024 and 2023, respectively, and $17 million and $27 million for the six months ended December 31, 2024 and 2023, respectively.

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
The Company’s operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is Segment EBITDA (defined below). Due to the integrated nature of these operating segments, estimates and judgments are made in allocating certain assets, revenues and expenses.
Segment EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Restructuring, impairment and other corporate matters, Equity earnings (losses) of affiliates, Interest expense, net, Non-operating other, net and Income tax expense. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s operating segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The tables below present summarized financial information for each of the Company’s reportable segments and Corporate and Other.

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
	(in millions)
Revenues
Cable Network Programming	$2,165	$1,658	$3,762	$3,045
Television	2,961	2,542	4,914	4,322
Corporate and Other	58	49	123	103
Eliminations	(106)	(15)	(157)	(29)
Total revenues	$5,078	$4,234	$8,642	$7,441
Segment EBITDA
Cable Network Programming	$657	$564	$1,405	$1,171
Television	205	(138)	577	213
Corporate and Other	(81)	(76)	(153)	(165)
Amortization of cable distribution investments	(4)	(4)	(8)	(8)
Depreciation and amortization	(97)	(97)	(188)	(193)
Restructuring, impairment and other corporate matters	(170)	(18)	(196)	(9)
Equity earnings of affiliates	4	1	7	2
Interest expense, net	(80)	(72)	(130)	(114)
Non-operating other, net	81	(29)	314	(205)
Income before income tax expense	515	131	1,628	692
Income tax expense	(127)	(16)	(408)	(162)
Net income	388	115	1,220	530
Less: Net income attributable to noncontrolling interests	(15)	(6)	(20)	(14)
Net income attributable to Fox Corporation stockholders	$373	$109	$1,200	$516

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
	(in millions)
Revenues by Segment by Component
Cable Network Programming
Affiliate fee	$1,076	$1,031	$2,113	$2,036
Advertising	460	348	781	638
Other	629	279	868	371
Total Cable Network Programming revenues	2,165	1,658	3,762	3,045
Television
Advertising	1,962	1,654	2,970	2,564
Affiliate fee	824	756	1,630	1,491
Other	175	132	314	267
Total Television revenues	2,961	2,542	4,914	4,322
Corporate and Other	58	49	123	103
Eliminations	(106)	(15)	(157)	(29)
Total revenues	$5,078	$4,234	$8,642	$7,441

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
	(in millions)
Depreciation and amortization
Cable Network Programming	$25	$19	$45	$37
Television	30	28	59	57
Corporate and Other	42	50	84	99
Total depreciation and amortization	$97	$97	$188	$193

	As of December 31, 2024	As of June 30, 2024
	(in millions)
Assets
Cable Network Programming	$3,105	$2,792
Television	9,536	7,961
Corporate and Other	8,864	10,090
Investments	1,517	1,129
Total assets	$23,022	$21,972

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. ADDITIONAL FINANCIAL INFORMATION
Restructuring, Impairment and Other Corporate Matters
The following table sets forth the components of Restructuring, impairment and other corporate matters included in the Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
	(in millions)
Restructuring charges	$(3)	$—	$(11)	$—
Other corporate matters
Legal settlement costs(a)	(90)	(4)	(97)	(4)
U.K. Newspaper Matters Indemnity(b)	(13)	(7)	(19)	(12)
Other(a)	(64)	(7)	(69)	7
Total restructuring, impairment and other corporate matters	$(170)	$(18)	$(196)	$(9)

(a)	Primarily related to Venu Sports (See Note 8—Commitments and Contingencies under the heading "Venu Sports").
(b)	See Note 8—Commitments and Contingencies under the heading "U.K. Newspaper Matters Indemnity."
Interest Expense, net
The following table sets forth the components of Interest expense, net included in the Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
	(in millions)
Interest expense	$(117)	$(119)	$(219)	$(210)
Interest income	37	47	89	96
Total interest expense, net	$(80)	$(72)	$(130)	$(114)

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Non-Operating Other, net
The following table sets forth the components of Non-operating other, net included in the Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
	(in millions)
Net gains (losses) on investments in equity securities(a)	$83	$(22)	$319	$(193)
Other	(2)	(7)	(5)	(12)
Total non-operating other, net	$81	$(29)	$314	$(205)

(a)
Net gains (losses) on investments in equity securities includes the gains (losses) related to the change in fair value of the Company’s investment in Flutter (See Note 4—Fair Value), and for the three and six months ended December 31, 2023, the losses related to the Company’s investment in a live streaming mobile platform.

Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of December 31, 2024	As of June 30, 2024
	(in millions)
Investments(a)	$1,517	$1,129
Inventories, net	894	712
Operating lease assets	872	904
Grantor Trust	233	247
Other	306	323
Total other non-current assets	$3,822	$3,315

(a)	Includes investments accounted for at fair value on a recurring basis of $1.13 billion and $797 million as of December 31, 2024 and June 30, 2024, respectively (See Note 4—Fair Value).

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accounts Payable, Accrued Expenses and Other Current Liabilities
The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of December 31, 2024	As of June 30, 2024
	(in millions)
Programming payable	$983	$683
Accrued expenses	974	1,006
Deferred revenue	236	180
Operating lease liabilities	70	76
Other current liabilities	434	408
Total accounts payable, accrued expenses and other current liabilities	$2,697	$2,353
Other Liabilities
The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of December 31, 2024	As of June 30, 2024
	(in millions)
Non-current operating lease liabilities	$852	$879
Accrued non-current pension/postretirement liabilities	259	276
Other non-current liabilities	203	211
Total other liabilities	$1,314	$1,366
Future Performance Obligations
As of December 31, 2024, approximately $5 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to affiliate contracts, content licensing contracts with fixed fees and sports advertising contracts. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.
Supplemental Information

	For the six months ended December 31,
	2024	2023
	(in millions)
Supplemental cash flows information
Cash paid for interest	$(217)	$(187)
Cash paid for income taxes	$(222)	$(91)

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
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three and six months ended December 31, 2024 and 2023 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2024 and 2023. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2024 and 2023, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of December 31, 2024. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
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
RESULTS OF OPERATIONS
Results of Operations—For the three and six months ended December 31, 2024 versus the three and six months ended December 31, 2023.
The following table sets forth the Company’s operating results for the three and six months ended December 31, 2024, as compared to the three and six months ended December 31, 2023:

	For the three months ended December 31,				For the six months ended December 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Affiliate fee	$1,900	$1,787	$113	6%	$3,743	$3,527	$216	6%
Advertising	2,422	2,002	420	21%	3,751	3,202	549	17%
Other	756	445	311	70%	1,148	712	436	61%
Total revenues	5,078	4,234	844	20%	8,642	7,441	1,201	16%
Operating expenses	(3,776)	(3,393)	(383)	(11)%	(5,794)	(5,255)	(539)	(10)%
Selling, general and administrative	(525)	(495)	(30)	(6)%	(1,027)	(975)	(52)	(5)%
Depreciation and amortization	(97)	(97)	—	—%	(188)	(193)	5	3%
Restructuring, impairment and other corporate matters	(170)	(18)	(152)	**	(196)	(9)	(187)	**
Equity earnings of affiliates	4	1	3	**	7	2	5	**
Interest expense, net	(80)	(72)	(8)	(11)%	(130)	(114)	(16)	(14)%
Non-operating other, net	81	(29)	110	**	314	(205)	519	**
Income before income tax expense	515	131	384	**	1,628	692	936	**
Income tax expense	(127)	(16)	(111)	**	(408)	(162)	(246)	**
Net income	388	115	273	**	1,220	530	690	**
Less: Net income attributable to noncontrolling interests	(15)	(6)	(9)	**	(20)	(14)	(6)	(43)%
Net income attributable to Fox Corporation stockholders	$373	$109	$264	**	$1,200	$516	$684	**

**	not meaningful
Overview
For the three months ended December 31, 2024 and 2023
The Company’s revenues increased $844 million or 20% for the three months ended December 31, 2024, as compared to the corresponding period of fiscal 2024, due to higher affiliate fee, advertising and other revenues. The increase of $113 million or 6% in affiliate fee revenue was primarily due to the impact of higher average rates per subscriber and higher fees received from television stations that are affiliated with the FOX Network of approximately $225 million, partially offset by the approximately $110 million impact of a lower average number of subscribers across all networks. The increase of $420 million or 21% in advertising revenue was primarily due to the 2024 presidential and congressional elections predominantly at the Company’s owned and operated television stations, continued digital growth led by the Tubi AVOD service and higher news ratings and pricing. Also contributing to this increase was the approximately $120 million impact of sports programming led by higher Major League Baseball (“MLB”) postseason ratings and National Football League (“NFL”) pricing. The increase of $311 million or 70% in other revenues was primarily due to higher sports sublicensing revenue.
Operating expenses increased $383 million or 11% for the three months ended December 31, 2024, as compared to the corresponding period of fiscal 2024, primarily due to the approximately $330 million impact of higher sports programming rights amortization and production costs driven by higher college football costs, including licensing costs for rights that are sublicensed, and MLB postseason costs, partially offset by the absence of WWE. The remaining increase of $53 million was principally due to higher digital and entertainment production costs.
Selling, general and administrative expenses increased $30 million or 6% for the three months ended December 31, 2024, as compared to the corresponding period of fiscal 2024, primarily due to higher employee and marketing costs.
For the six months ended December 31, 2024 and 2023
The Company’s revenues increased $1.2 billion or 16% for the six months ended December 31, 2024, as compared to the corresponding period of fiscal 2024, due to higher affiliate fee, advertising and other revenues. The increase of $216 million or 6% in affiliate fee revenue was primarily due to the impact of higher average rates per subscriber and higher fees received from television stations that are affiliated with the FOX Network of approximately $435 million, partially offset by the approximately $220 million impact of a lower average number of subscribers across all networks. Advertising revenue, which includes approximately $400 million of political advertising revenue recognized during the six months ended December 31, 2024 due to the 2024 presidential and congressional elections, increased $549 million or 17% primarily due to the impact of political advertising revenue predominantly at the Company’s owned and operated television stations, continued digital growth led by the Tubi AVOD service and higher news ratings and pricing. Also contributing to this increase was the approximately $100 million impact primarily due to sports programming led by higher MLB postseason ratings, higher NFL pricing and the mix of fiscal 2024 and 2025 broadcasts of soccer tournaments. The increase of $436 million or 61% in other revenues was primarily due to higher sports sublicensing revenue.
Operating expenses increased $539 million or 10% for the six months ended December 31, 2024, as compared to the corresponding period of fiscal 2024, primarily due to the approximately $430 million impact of higher sports programming rights amortization driven by higher college football costs, including licensing costs for rights that are sublicensed, and NFL and MLB postseason costs, partially offset by the absence of WWE. The remaining increase of $109 million was primarily due to higher digital content costs and higher newsgathering costs principally due to the 2024 presidential election.
Selling, general and administrative expenses increased $52 million or 5% for the six months ended December 31, 2024, as compared to the corresponding period of fiscal 2024, primarily due to higher employee and marketing costs.
Restructuring, impairment and other corporate matters—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Restructuring, Impairment and Other Corporate Matters.”
Interest expense, net— Interest expense, net increased $8 million and $16 million or 11% and 14% for the three and six months ended December 31, 2024, respectively, as compared to the corresponding period of fiscal 2024, primarily due to lower interest income as a result of lower average cash and cash equivalent balances, partially offset by a lower average amount of debt outstanding.
Non-operating other, net—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Non-Operating Other, net.”

Income tax expense—The Company’s tax provision and related effective tax rate for the three and six months ended December 31, 2024 of 25% was higher than the statutory rate of 21% primarily due to state taxes and other permanent items.
The Company's tax provision and related effective tax rate for the three and six months ended December 31, 2023 of 12% and 23% respectively, was different than the statutory rate of 21% primarily due to state tax law changes.
Net income—Net income increased $273 million and $690 million for the three and six months ended December 31, 2024, respectively, as compared to the corresponding periods of fiscal 2024, primarily due to higher Segment EBITDA (as defined below) and a change in fair value of the Company’s investments in equity securities, partially offset by the legal settlement and other costs associated with the discontinuation of Venu Sports (See Note 8—Commitments and Contingencies to the accompanying Financial Statements under the heading “Venu Sports”) and higher provision for income tax.
Segment Analysis
The Company’s operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is Segment EBITDA (defined below). Due to the integrated nature of these operating segments, estimates and judgments are made in allocating certain assets, revenues and expenses.
Segment EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Restructuring, impairment and other corporate matters, Interest expense, net, Non-operating other, net and Income tax expense. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s operating segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.
The following tables set forth the Company’s Revenues and Segment EBITDA for the three and six months ended December 31, 2024, as compared to the three and six months ended December 31, 2023:

	For the three months ended December 31,				For the six months ended December 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Cable Network Programming	$2,165	$1,658	$507	31%	$3,762	$3,045	$717	24%
Television	2,961	2,542	419	16%	4,914	4,322	592	14%
Corporate and Other	58	49	9	18%	123	103	20	19%
Eliminations	(106)	(15)	(91)	**	(157)	(29)	(128)	**
Total revenues	$5,078	$4,234	$844	20%	$8,642	$7,441	$1,201	16%

	For the three months ended December 31,				For the six months ended December 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Segment EBITDA
Cable Network Programming	$657	$564	$93	16%	$1,405	$1,171	$234	20%
Television	205	(138)	343	**	577	213	364	**
Corporate and Other	(81)	(76)	(5)	(7)%	(153)	(165)	12	7%
Adjusted EBITDA(a)	$781	$350	$431	**	$1,829	$1,219	$610	50%

**	not meaningful
(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.
Cable Network Programming (44% and 41% of the Company’s revenues for the first six months of fiscal 2025 and 2024, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Affiliate fee	$1,076	$1,031	$45	4%	$2,113	$2,036	$77	4%
Advertising	460	348	112	32%	781	638	143	22%
Other	629	279	350	**	868	371	497	**
Total revenues	2,165	1,658	507	31%	3,762	3,045	717	24%
Operating expenses	(1,354)	(942)	(412)	(44)%	(2,056)	(1,591)	(465)	(29)%
Selling, general and administrative	(158)	(156)	(2)	(1)%	(309)	(291)	(18)	(6)%
Amortization of cable distribution investments	4	4	—	—%	8	8	—	—%
Segment EBITDA	$657	$564	$93	16%	$1,405	$1,171	$234	20%

**	not meaningful
For the three months ended December 31, 2024 and 2023
Revenues at the Cable Network Programming segment increased $507 million or 31% for the three months ended December 31, 2024, as compared to the corresponding period of fiscal 2024, due to higher affiliate fee, advertising and other revenues. Affiliate fee revenue increased $45 million or 4% as higher average rates per subscriber were partially offset by a decrease in the average number of subscribers. The increase of $112 million or 32% in advertising revenue was primarily due to higher news ratings, pricing and digital advertising revenue. Also contributing to this increase was sports programming led by higher MLB postseason ratings and pricing and additional postseason games. The increase of $350 million in other revenues was primarily due to higher sports sublicensing revenue.
Cable Network Programming Segment EBITDA increased $93 million or 16% for the three months ended December 31, 2024, as compared to the corresponding period of fiscal 2024, primarily due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased $412 million or 44% primarily due to higher sports programming rights amortization and production costs driven by higher college football costs, including licensing costs for rights that are sublicensed, and MLB postseason costs.

For the six months ended December 31, 2024 and 2023
Revenues at the Cable Network Programming segment increased $717 million or 24% for the six months ended December 31, 2024, as compared to the corresponding period of fiscal 2024, due to higher affiliate fee, advertising and other revenues. Affiliate fee revenue increased $77 million or 4% as higher average rates per subscriber were partially offset by a decrease in the average number of subscribers. The increase of $143 million or 22% in advertising revenue was primarily due to higher news ratings, pricing and digital advertising revenue and sports programming led by higher MLB postseason ratings. The increase of $497 million in other revenues was primarily due to higher sports sublicensing revenue.
Cable Network Programming Segment EBITDA increased $234 million or 20% for the six months ended December 31, 2024, as compared to the corresponding period of fiscal 2024, primarily due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased $465 million or 29% primarily due to higher sports programming rights amortization driven by higher college football costs, including licensing costs for rights that are sublicensed, partially offset by the absence of the Fédération International de Football Association (“FIFA”) Women’s World Cup in the current year. Also contributing to this increase was higher newsgathering costs primarily due to the 2024 presidential election. Selling, general and administrative expenses increased $18 million or 6% primarily due to higher employee costs.
Television (57% and 58% of the Company’s revenues for the first six months of fiscal 2025 and 2024, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Advertising	$1,962	$1,654	$308	19%	$2,970	$2,564	$406	16%
Affiliate fee	824	756	68	9%	1,630	1,491	139	9%
Other	175	132	43	33%	314	267	47	18%
Total revenues	2,961	2,542	419	16%	4,914	4,322	592	14%
Operating expenses	(2,499)	(2,440)	(59)	(2)%	(3,832)	(3,638)	(194)	(5)%
Selling, general and administrative	(257)	(240)	(17)	(7)%	(505)	(471)	(34)	(7)%
Segment EBITDA	$205	$(138)	$343	**	$577	$213	$364	**

**	not meaningful
For the three months ended December 31, 2024 and 2023
Revenues at the Television segment increased $419 million or 16% for the three months ended December 31, 2024, as compared to the corresponding period of fiscal 2024, due to higher advertising, affiliate fee and other revenues. The increase of $308 million or 19% in advertising revenue was primarily due to higher political advertising revenue due to the 2024 presidential and congressional elections predominantly at the Company’s owned and operated television stations, continued digital growth led by the Tubi AVOD service and sports programming led by higher NFL pricing and higher MLB postseason ratings partially offset by the broadcast of fewer games. The increase of $68 million or 9% in affiliate fee revenue was primarily due to higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations and higher fees received from television stations that are affiliated with the FOX Network. The increase of $43 million or 33% in other revenues was primarily due to higher content revenue.
Television Segment EBITDA increased $343 million for the three months ended December 31, 2024, as compared to the corresponding period of fiscal 2024, due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased $59 million or 2% primarily due to higher digital and entertainment production costs, partially offset by the absence of WWE programming rights amortization in the current quarter. Selling, general and administrative expenses increased $17 million or 7% primarily due to higher employee costs.
For the six months ended December 31, 2024 and 2023
Revenues at the Television segment increased $592 million or 14% for the six months ended December 31, 2024, as compared to the corresponding period of fiscal 2024, due to higher advertising, affiliate fee and other revenues. The increase of $406 million or 16% in advertising revenue was primarily due to higher political advertising revenue due to the 2024 presidential and congressional elections predominantly at the Company’s owned and operated television stations, continued digital growth led by the Tubi AVOD service and sports programming led by higher NFL pricing, higher MLB postseason ratings and the broadcasts of the Union of European Football Associations (“UEFA”) European Championship and CONMEBOL Copa América, partially offset by the absence of the FIFA Women’s World Cup in the current year. The increase of $139 million or 9% in affiliate fee revenue was primarily due to higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations and higher fees received from television stations that are affiliated with the FOX Network. The increase of $47 million or 18% in other revenues was primarily due to higher content revenue.
Television Segment EBITDA increased $364 million for the six months ended December 31, 2024, as compared to the corresponding period of fiscal 2024, due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased $194 million or 5% primarily due to higher sports programming rights amortization and production costs principally due to higher NFL costs partially offset by the absence of WWE and higher digital content costs. Selling, general and administrative expenses increased $34 million or 7% primarily due to higher employee and marketing costs.
Corporate and Other

	For the three months ended December 31,				For the six months ended December 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues	$58	$49	$9	18%	$123	$103	$20	19%
Operating expenses	(16)	(14)	(2)	(14)%	(36)	(30)	(6)	(20)%
Selling, general and administrative	(123)	(111)	(12)	(11)%	(240)	(238)	(2)	(1)%
Segment EBITDA	$(81)	$(76)	$(5)	(7)%	$(153)	$(165)	$12	7%
For the three and six months ended December 31, 2024 and 2023
Revenues within Corporate and Other for the three and six months ended December 31, 2024 and 2023 include revenues generated by Credible and the operation of the FOX Studio Lot. Operating expenses for the three and six months ended December 31, 2024 and 2023 include advertising and promotional expenses at Credible. Selling, general and administrative expenses for the three and six months ended December 31, 2024 and 2023 primarily relate to employee costs, professional fees and the costs of operating the FOX Studio Lot.
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
The following table reconciles Net income to Adjusted EBITDA for the three and six months ended December 31, 2024, as compared to the three and six months ended December 31, 2023:

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
	(in millions)
Net income	$388	$115	$1,220	$530
Add
Amortization of cable distribution investments	4	4	8	8
Depreciation and amortization	97	97	188	193
Restructuring, impairment and other corporate matters	170	18	196	9
Equity earnings of affiliates	(4)	(1)	(7)	(2)
Interest expense, net	80	72	130	114
Non-operating other, net	(81)	29	(314)	205
Income tax expense	127	16	408	162
Adjusted EBITDA	$781	$350	$1,829	$1,219
The following table sets forth the computation of Adjusted EBITDA for the three and six months ended December 31, 2024, as compared to the three and six months ended December 31, 2023.

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
	(in millions)
Revenues	$5,078	$4,234	$8,642	$7,441
Operating expenses	(3,776)	(3,393)	(5,794)	(5,255)
Selling, general and administrative	(525)	(495)	(1,027)	(975)
Amortization of cable distribution investments	4	4	8	8
Adjusted EBITDA	$781	$350	$1,829	$1,219
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company has approximately $3.3 billion of cash and cash equivalents as of December 31, 2024 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 5—Borrowings to the accompanying Financial Statements). The Company also has access to the worldwide capital markets, subject to market conditions. As of December 31, 2024, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any noncompliance with such covenants.
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
Sources and Uses of Cash
Net cash used in operating activities for the six months ended December 31, 2024 and 2023 was as follows (in millions):

For the six months ended December 31,	2024	2023
Net cash used in operating activities	$(204)	$(535)
The decrease in net cash used in operating activities during the six months ended December 31, 2024, as compared to the corresponding period of fiscal 2024, was primarily due to higher Segment EBITDA, principally due to higher political advertising receipts due to the 2024 presidential and congressional elections, and lower restructuring payments, partially offset by higher sports and entertainment programming costs and tax payments.
Net cash used in investing activities for the six months ended December 31, 2024 and 2023 was as follows (in millions):

For the six months ended December 31,	2024	2023
Net cash used in investing activities	$(240)	$(143)
The increase in net cash used in investing activities during the six months ended December 31, 2024, as compared to the corresponding period of fiscal 2024, was primarily due to an increase in the Company’s investments partially offset by a decrease in capital expenditures.
Net cash (used in) provided by financing activities for the six months ended December 31, 2024 and 2023 was as follows (in millions):

For the six months ended December 31,	2024	2023
Net cash (used in) provided by financing activities	$(553)	$528
The change in net cash (used in) provided by financing activities during the six months ended December 31, 2024, as compared to the corresponding period of fiscal 2024, was primarily due to the October 2023 issuance of $1.25 billion of senior notes.
Stock Repurchase Program
See Note 6—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program.”
Dividends
Subsequent to December 31, 2024, the Company declared a semi-annual dividend of $0.27 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on March 26, 2025 with a record date for determining dividend entitlements of March 5, 2025. The Company expects to continue to pay semi-annual dividends, although each dividend is subject to approval by the Company’s Board of Directors.

Debt Instruments
Borrowings include senior notes (See Note 5—Borrowings to the accompanying Financial Statements).
Ratings of the Senior Notes
The following table summarizes the Company’s credit ratings as of December 31, 2024:

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
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of the Company’s repurchases of its Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) during the three months ended December 31, 2024:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
October 1, 2024 - October 31, 2024	1,192,668	$41.92
November 1, 2024 - November 30, 2024	2,240,395	46.29
December 1, 2024 - December 31, 2024	2,047,285	47.04
Total	5,480,348	45.62	$900

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

In total, the Company repurchased approximately 12 million shares of Class A Common Stock for approximately $500 million during the six months ended December 31, 2024.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2024 and 2023; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2024 and 2023; (iii) Consolidated Balance Sheets as of December 31, 2024 (unaudited) and June 30, 2024 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2024 and 2023; (v) Unaudited Consolidated Statements of Equity for the three and six months ended December 31, 2024 and 2023; and (vi) Notes to the Unaudited Consolidated Financial Statements.*

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

Date: February 4, 2025