Form 10-Q
period 2025-03-31
Fox Corp
filed 2025-05-12
CIK 1754301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2025, 214,037,161 shares of Class A Common Stock, par value $0.01 per share, and 235,581,025 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

FOX CORPORATION
FORM 10-Q

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
Revenues	$4,371	$3,447	$13,013	$10,888
Operating expenses	(2,965)	(2,050)	(8,759)	(7,305)
Selling, general and administrative	(551)	(510)	(1,578)	(1,485)
Depreciation and amortization	(95)	(98)	(283)	(291)
Restructuring, impairment and other corporate matters	(55)	(15)	(251)	(24)
Equity losses of affiliates	(18)	(2)	(11)	—
Interest expense, net	(55)	(55)	(185)	(169)
Non-operating other, net	(158)	244	156	39
Income before income tax expense	474	961	2,102	1,653
Income tax expense	(120)	(257)	(528)	(419)
Net income	354	704	1,574	1,234
Less: Net income attributable to noncontrolling interests	(8)	(38)	(28)	(52)
Net income attributable to Fox Corporation stockholders	$346	$666	$1,546	$1,182

EARNINGS PER SHARE DATA

Weighted average shares:
Basic	453	474	457	482
Diluted	461	475	462	484

Net income attributable to Fox Corporation stockholders per share:
Basic	$0.76	$1.41	$3.38	$2.45
Diluted	$0.75	$1.40	$3.35	$2.44
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
Net income	$354	$704	$1,574	$1,234
Other comprehensive income, net of tax:
Benefit plan adjustments and other	3	1	2	4
Other comprehensive income, net of tax	3	1	2	4
Comprehensive income	357	705	1,576	1,238
Less: Net income attributable to noncontrolling interests(a)	(8)	(38)	(28)	(52)
Comprehensive income attributable to Fox Corporation stockholders	$349	$667	$1,548	$1,186

(a)
Net income attributable to noncontrolling interests includes $1 million and $(1) million for the three months ended March 31, 2025 and 2024, respectively, and nil and $(5) million for the nine months ended March 31, 2025 and 2024, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of March 31, 2025	As of June 30, 2024
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$4,815	$4,319
Receivables, net	3,252	2,364
Inventories, net	455	626
Other	227	192
Total current assets	8,749	7,501
Non-current assets
Property, plant and equipment, net	1,660	1,696
Intangible assets, net	3,030	3,038
Goodwill	3,639	3,544
Deferred tax assets	2,712	2,878
Other non-current assets	3,577	3,315
Total assets	$23,367	$21,972
LIABILITIES AND EQUITY
Current liabilities
Borrowings	$600	$599
Accounts payable, accrued expenses and other current liabilities	2,967	2,353
Total current liabilities	3,567	2,952
Non-current liabilities
Borrowings	6,601	6,598
Other liabilities	1,333	1,366
Redeemable noncontrolling interests	228	242
Commitments and contingencies
Equity
Class A Common Stock(a)	2	2
Class B Common Stock(b)	2	2
Additional paid-in capital	7,628	7,678
Retained earnings	3,999	3,139
Accumulated other comprehensive loss	(105)	(107)
Total Fox Corporation stockholders’ equity	11,526	10,714
Noncontrolling interests	112	100
Total equity	11,638	10,814
Total liabilities and equity	$23,367	$21,972

(a)
Class A Common Stock, $0.01 par value per share, 2,000,000,000 shares authorized, 214,961,842 shares and 225,727,598 shares issued and outstanding at par as of March 31, 2025 and June 30, 2024, respectively.

(b)	Class B Common Stock, $0.01 par value per share, 1,000,000,000 shares authorized, 235,581,025 shares issued and outstanding at par as of March 31, 2025 and June 30, 2024.
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the nine months ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$1,574	$1,234
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	283	291
Amortization of cable distribution investments	9	12
Restructuring, impairment and other corporate matters	168	24
Equity-based compensation	97	69
Equity losses of affiliates	11	—
Cash distributions received from affiliates	13	—
Non-operating other, net	(156)	(39)
Deferred income taxes	165	152
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(906)	(317)
Inventories net of programming payable	691	(220)
Accounts payable and accrued expenses	(26)	(178)
Other changes, net	(112)	(87)
Net cash provided by operating activities	1,811	941
INVESTING ACTIVITIES
Property, plant and equipment	(212)	(233)
Acquisitions, net of cash acquired	(91)	—
Purchase of investments	(79)	(99)
Other investing activities, net	(25)	8
Net cash used in investing activities	(407)	(324)
FINANCING ACTIVITIES
Repayment of borrowings	—	(1,250)
Borrowings	—	1,232
Repurchase of shares	(750)	(750)
Dividends paid and distributions	(267)	(272)
Other financing activities, net	109	(58)
Net cash used in financing activities	(908)	(1,098)
Net increase (decrease) in cash and cash equivalents	496	(481)
Cash and cash equivalents, beginning of year	4,319	4,272
Cash and cash equivalents, end of period	$4,815	$3,791
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(IN MILLIONS)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Fox Corporation Stockholders’ Equity	Noncontrolling Interests(a)	Total Equity
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	219	$2	235	$2	$7,650	$3,949	$(108)	$11,495	$116	$11,611
Net income	—	—	—	—	—	346	—	346	7	353
Other comprehensive income	—	—	—	—	—	—	3	3	—	3
Dividends	—	—	—	—	—	(122)	—	(122)	—	(122)
Shares repurchased	(5)	—	—	—	(79)	(174)	—	(253)	—	(253)
Other	1	—	—	—	57	—	—	57	(11)	46
Balance, March 31, 2025	215	$2	235	$2	$7,628	$3,999	$(105)	$11,526	$112	$11,638
Balance, December 31, 2023	241	$3	235	$2	$7,879	$2,514	$(146)	$10,252	$73	$10,325
Net income	—	—	—	—	—	666	—	666	39	705
Other comprehensive income	—	—	—	—	—	—	1	1	—	1
Dividends	—	—	—	—	—	(123)	—	(123)	—	(123)
Shares Repurchased	(8)	—	—	—	(139)	(114)	—	(253)	—	(253)
Other	—	—	—	—	28	(17)	—	11	(1)	10
Balance, March 31, 2024	233	$3	235	$2	$7,768	$2,926	$(145)	$10,554	$111	$10,665
Balance, June 30, 2024	226	$2	235	$2	$7,678	$3,139	$(107)	$10,714	$100	$10,814
Net income	—	—	—	—	—	1,546	—	1,546	28	1,574
Other comprehensive income	—	—	—	—	—	—	2	2	—	2
Dividends	—	—	—	—	—	(246)	—	(246)	—	(246)
Shares repurchased	(17)	—	—	—	(278)	(480)	—	(758)	—	(758)
Other	6	—	—	—	228	40	—	268	(16)	252
Balance, March 31, 2025	215	$2	235	$2	$7,628	$3,999	$(105)	$11,526	$112	$11,638
Balance, June 30, 2023	263	$3	235	$2	$8,253	$2,269	$(149)	$10,378	$67	$10,445
Net income	—	—	—	—	—	1,182	—	1,182	57	1,239
Other comprehensive income	—	—	—	—	—	—	4	4	—	4
Dividends	—	—	—	—	—	(250)	—	(250)	—	(250)
Shares repurchased	(32)	—	—	—	(536)	(222)	—	(758)	—	(758)
Other	2	—	—	—	51	(53)	—	(2)	(13)	(15)
Balance, March 31, 2024	233	$3	235	$2	$7,768	$2,926	$(145)	$10,554	$111	$10,665

(a)	Excludes Redeemable noncontrolling interests which are reflected in temporary equity (See Note 4—Fair Value under the heading “Redeemable Noncontrolling Interests”).
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
NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS
The Company’s acquisitions support the Company’s strategy to strengthen its core brands, grow its digital businesses and selectively enhance production capabilities for its digital and linear platforms. In February 2025, the Company acquired a controlling ownership interest in a digital media company. The accounting for the business combination is based on provisional amounts and the allocation of the consideration transferred is not final and is subject to changes pending the completion of the final valuation of certain assets and liabilities. During the nine months ended March 31, 2024, the Company made no acquisitions.
In February 2024, FOX announced that it would enter into a joint venture with ESPN, a subsidiary of The Walt Disney Company (“Disney”), and Warner Bros. Discovery Inc. (“WBD”) to form a digital distribution platform

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
focused on sports called Venu Sports. On January 10, 2025, FOX, Disney and WBD announced the decision to discontinue Venu Sports (See Note 8—Commitments and Contingencies under the heading "Venu Sports”). In connection with that decision, FOX recorded restructuring charges and wrote off the previously capitalized costs during the three and nine months ended March 31, 2025, respectively, in Restructuring, impairment and other corporate matters in the Statements of Operations.
NOTE 3. INVENTORIES, NET
The Company’s inventories were comprised of the following:

	As of March 31, 2025	As of June 30, 2024
	(in millions)
Licensed programming, including prepaid sports rights	$720	$841
Owned programming	537	497
Total inventories, net	1,257	1,338
Less: current portion of inventories, net	(455)	(626)
Total non-current inventories, net	$802	$712

Owned programming
Released	$321	$238
In-process or other	216	259
Total	$537	$497
The following table presents the aggregate amortization expense related to Inventories, net included in Operating expenses in the Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
	(in millions)
Total amortization expense	$1,913	$1,134	$5,801	$4,596
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

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present information about financial assets and redeemable noncontrolling interests carried at fair value on a recurring basis:

	Fair value measurements
	As of March 31, 2025
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$970	$970	(a)	$—	$—
Redeemable noncontrolling interests	(228)	—		—	(228)	(b)
Total	$742	$970		$—	$(228)

	Fair value measurements
	As of June 30, 2024
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$797	$797	(a)	$—	$—
Redeemable noncontrolling interests	(242)	—		—	(242)	(b)
Total	$555	$797		$—	$(242)

(a)	The investments categorized as Level 1 primarily represent an investment in equity securities of Flutter Entertainment plc (“Flutter”) with a readily determinable fair value.
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

Redeemable Noncontrolling Interests
The redeemable noncontrolling interests recorded are put rights held by minority shareholders in Credible Labs Inc. (“Credible”), an entertainment production company and a digital media company.
The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
	(in millions)
Beginning of period	$(200)	$(243)	$(242)	$(213)
Acquisitions(a)	(27)	—	(27)	—
Net (income) loss	(1)	1	—	5
Accretion and redemption value adjustments	—	(18)	41	(52)
End of period	$(228)	$(260)	$(228)	$(260)

(a)	See Note 2—Acquisitions, Disposals and Other Transactions.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The put right held by the Credible minority interest shareholder was exercised in December 2024. The Company and the Credible minority interest shareholder will determine the value of the redeemable noncontrolling interest as part of a predetermined fair market value process.
The put right held by the entertainment production company’s minority shareholder will become exercisable in fiscal 2027. The put right held by the digital media company’s minority shareholders will become exercisable in fiscal 2030.
Financial Instruments
The carrying value of the Company’s financial instruments exclusive of borrowings, such as cash and cash equivalents, receivables, payables and investments accounted for using the measurement alternative method, approximates fair value.

	As of March 31, 2025	As of June 30, 2024
	(in millions)
Borrowings
Fair value	$7,161	$7,017
Carrying value	$7,201	$7,197
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
Generally, the Company does not require collateral to secure receivables. As of March 31, 2025, the Company had one individual customer that accounted for approximately 10% of the Company’s receivables. As of June 30, 2024, the Company had no individual customers that accounted for 10% or more of the Company’s receivables.
NOTE 5. BORROWINGS
Borrowings include senior notes (See Note 9—Borrowings in the 2024 Form 10-K under the heading “Public Debt – Senior Notes Issued”). The Company is party to a credit agreement providing a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of June 2028 (See Note 9—Borrowings in the 2024 Form 10-K under the heading “Revolving Credit Agreement”). As of March 31, 2025, there were no borrowings outstanding under the revolving credit agreement. Subsequent to March 31, 2025, $600 million of 3.050% senior notes due in April 2025 matured and were repaid in full.
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

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In total, the Company repurchased approximately 17 million shares of Class A Common Stock for approximately $750 million during the nine months ended March 31, 2025.
Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.
As of March 31, 2025, the Company’s remaining stock repurchase authorization was approximately $650 million. Subsequent to March 31, 2025, the Company repurchased approximately 1 million shares of Class A Common Stock for approximately $50 million.
Dividends
The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
Cash dividend per share	$0.27	$0.26	$0.54	$0.52
The Company declared a semi-annual dividend of $0.27 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended March 31, 2025, which was paid on March 26, 2025 with a record date for determining dividend entitlements of March 5, 2025.
NOTE 7. EQUITY-BASED COMPENSATION
The Company has equity-based compensation plans, including the Fox Corporation 2019 Shareholder Alignment Plan (See Note 12—Equity-Based Compensation in the 2024 Form 10-K).
The following table summarizes the Company’s equity-based compensation:

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
	(in millions)
Equity-based compensation	$29	$21	$97	$69
Intrinsic value of all settled equity-based awards	$20	$2	$123	$74
Tax benefit on settled equity-based awards	$5	$—	$22	$11
The Company’s equity-based awards are settled in Class A Common Stock. As of March 31, 2025, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $135 million and is expected to be recognized over a weighted average period between two and three years.
The computation of diluted earnings per share did not include stock options or performance-based stock options outstanding during each period presented if their inclusion would have been antidilutive, and, for those shares that are contingently issuable, all necessary conditions have not been satisfied for the periods presented.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Awards Vested, Granted and Exercised
Restricted Stock Units
During the nine months ended March 31, 2025 and 2024, approximately 1.5 million and 1.9 million restricted stock units (“RSUs”) vested and approximately 1.7 million and 2.0 million RSUs were granted, respectively. These RSUs generally vest in equal annual installments over a three-year period subject to participants’ continued employment with the Company.
Performance-Based Stock Options
During the nine months ended March 31, 2025 and 2024, approximately 3.0 million and 0.5 million performance-based stock options were exercised and approximately 3.4 million and 4.0 million were granted, respectively, which will vest in full at the end of a three-year performance period as the market condition has been met and have a term of seven years thereafter.
NOTE 8. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of March 31, 2025 and June 30, 2024 were approximately $37 billion and $38 billion, respectively. The decrease from June 30, 2024 was primarily due to sports programming rights payments.
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
U.K. Newspaper Matters Indemnity
In connection with the separation of 21CF and News Corporation in June 2013 (the “21CF News Corporation Separation”), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters,

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the Separation Agreement (as defined in Note 1—Description of Business and Basis of Presentation in the 2024 Form 10-K under the heading “The Transaction”), the Company assumed certain costs and liabilities related to the U.K. Newspaper Matters Indemnity. The liability recorded in the Balance Sheets related to the indemnity was approximately $65 million as of June 30, 2024 and approximately $45 million as of March 31, 2025.
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
The Company continues to believe the Smartmatic and other pending lawsuits alleging defamation or disparagement are without merit and intends to defend against them vigorously, including through any appeals. The parties filed motions for summary judgment in the Smartmatic case on April 30, 2025. At this time, a trial in the Smartmatic lawsuit is not expected to commence until late 2025 or early 2026 at the earliest. The Company is unable to predict the final outcome of these matters and has determined that a loss in the Smartmatic case is neither probable nor reasonably estimable. There can be no assurance that the ultimate resolution of these pending matters will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
On April 11, 2023 and April 20, 2023, stockholders of the Company filed derivative lawsuits in the Delaware Court of Chancery (the “Chancery Court”) against certain directors of the Company, which the Chancery Court subsequently consolidated into one matter captioned In re Fox Corporation Deriv. Litig., C.A. No. 2023-0418 (Del.Ch.). Two additional derivative lawsuits were subsequently filed by the Company’s stockholders in the Chancery Court on September 12, 2023 against certain directors and officers of the Company and are part of the consolidated lawsuit. Each of the lawsuits names the Company as a nominal defendant. On April 26, 2024, the lead plaintiffs filed an amended complaint that alleges that certain directors and officers, as applicable, breached their fiduciary duties by allowing the Company’s news channel to air allegations regarding election fraud in connection with the 2020 U.S. Presidential election, which resulted in significant defamation litigation. The amended complaint seeks orders awarding damages in favor of the Company; directing the Company to reform and improve its policies and procedures; and awarding the plaintiffs attorneys' fees and costs. On December 27, 2024, the Chancery Court denied the defendants’ motion to dismiss the amended complaint. On February 18, 2025, the Chancellor of the Chancery Court, on the Chancellor’s own motion, reassigned the consolidated lawsuit to a different Vice Chancellor. On April 28, 2025, the Chancery Court granted the defendants’ motion for leave to move for summary judgment on an issue relating to director independence. The Company intends to continue to vigorously defend against these claims.
Actions and Claims Arising from Alleged Misuse of Personal Information
The Company and its subsidiaries, including Tubi, Inc. (“Tubi”), are from time to time parties to actions and arbitration claims arising from their alleged misuse of personal information. In June 2023, a putative class action lawsuit titled Campos v. Tubi was filed with the U.S. District Court for the Northern District of Illinois, Eastern Division (the “District Court”), alleging that Tubi shared viewer information with third parties in violation of the privacy protection provisions of the federal Video Privacy Protection Act (“VPPA”). After a determination that Campos lacked standing to sue Tubi, plaintiff’s counsel filed a new putative class action titled Gregory v. Tubi with the 17th Judicial Circuit Court in Winnebago County, Illinois (the “Illinois State Court”). On July 26, 2024, the parties entered into a Settlement and Release Agreement to resolve all claims, which includes the dismissal of the Campos lawsuit and settlement of the Gregory lawsuit. On January 24, 2025, the Illinois State

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Court entered a final order approving the Settlement and Release Agreement. The settlement will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. On February 24, 2025, ten individuals appealed the Illinois State Court’s final order approving the Settlement and Release Agreement. The Company moved to dismiss the appeal as moot on March 25, 2025, which the appellate court denied on April 29, 2025. The Company intends to vigorously defend against the claims on appeal. The Company also intends to vigorously defend against any other actions and arbitration claims arising from the alleged misuse of personal information that have not been settled or resolved by the Gregory settlement, including approximately 15,000 successful opt outs of the Gregory lawsuit that are pending in consolidated arbitrations before JAMS. Following the Gregory settlement, those arbitration claims were amended to include alleged violations of the VPPA, in addition to their original allegations that Tubi’s advertising practices violate California’s Unruh Act. The Company is unable to predict the final outcome of these other actions and arbitration claims and has determined that a loss in these matters is neither probable nor reasonably estimable. There can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
Venu Sports
In February 2024, FOX announced that it would enter into a joint venture with ESPN, a subsidiary of Disney, and WBD to form a digital distribution platform focused on sports called Venu Sports. On February 20, 2024, FuboTV Inc. and FuboTV Media Inc (collectively, “Fubo”) filed a lawsuit against Disney, ESPN, Inc., ESPN Enterprises, Inc., HULU, LLC, FOX and WBD in the U.S. District Court for the Southern District of New York alleging claims under federal and New York antitrust laws.
On January 6, 2025, Disney and Fubo announced that they have entered into an agreement to combine the Hulu + Live TV business with Fubo, forming a combined virtual MVPD company (the “Disney/Fubo Transaction”). In conjunction with the Disney/Fubo Transaction, Fubo and the defendants settled the Venu Sports lawsuit and the defendants made an aggregate $220 million settlement payment to Fubo, of which approximately $80 million was the Company’s portion, which was recorded in Restructuring, impairment and other corporate matters in the Statements of Operations during the three months ended December 31, 2024. On January 10, 2025, the defendants announced their decision to discontinue the Venu Sports joint venture and not launch its streaming service effective immediately, and as a result the Company wrote off the previously capitalized costs. Under certain circumstances, including if the Disney/Fubo Transaction does not close due to the failure to obtain certain regulatory approvals, a termination fee of $130 million will be payable to Fubo. Concurrently with the Disney/Fubo transaction, Disney has committed to provide Fubo a senior unsecured term loan of up to $145 million in January 2026. If any such payment is required for the termination fee or senior unsecured term loan, it will be paid by FOX, Disney and WBD.
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

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. Pension plans and postretirement benefit plans are closed to new participants with the exception of a small group covered by collective bargaining agreements. The net periodic benefit cost was $9 million and $13 million for the three months ended March 31, 2025 and 2024, respectively, and $26 million and $40 million for the nine months ended March 31, 2025 and 2024, respectively.
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

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The tables below present summarized financial information for each of the Company’s reportable segments and Corporate and Other.

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
	(in millions)
Revenues
Cable Network Programming	$1,636	$1,472	$5,398	$4,517
Television	2,704	1,938	7,618	6,260
Corporate and Other	58	53	181	156
Eliminations	(27)	(16)	(184)	(45)
Total revenues	$4,371	$3,447	$13,013	$10,888
Segment EBITDA
Cable Network Programming	$878	$819	$2,283	$1,990
Television	60	145	637	358
Corporate and Other	(82)	(73)	(235)	(238)
Amortization of cable distribution investments	(1)	(4)	(9)	(12)
Depreciation and amortization	(95)	(98)	(283)	(291)
Restructuring, impairment and other corporate matters	(55)	(15)	(251)	(24)
Equity losses of affiliates	(18)	(2)	(11)	—
Interest expense, net	(55)	(55)	(185)	(169)
Non-operating other, net	(158)	244	156	39
Income before income tax expense	474	961	2,102	1,653
Income tax expense	(120)	(257)	(528)	(419)
Net income	354	704	1,574	1,234
Less: Net income attributable to noncontrolling interests	(8)	(38)	(28)	(52)
Net income attributable to Fox Corporation stockholders	$346	$666	$1,546	$1,182

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
	(in millions)
Revenues by Segment by Component
Cable Network Programming
Affiliate fee	$1,135	$1,104	$3,248	$3,140
Advertising	372	296	1,153	934
Other	129	72	997	443
Total Cable Network Programming revenues	1,636	1,472	5,398	4,517
Television
Advertising	1,664	939	4,634	3,503
Affiliate fee	870	834	2,500	2,325
Other	170	165	484	432
Total Television revenues	2,704	1,938	7,618	6,260
Corporate and Other	58	53	181	156
Eliminations	(27)	(16)	(184)	(45)
Total revenues	$4,371	$3,447	$13,013	$10,888

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
	(in millions)
Depreciation and amortization
Cable Network Programming	$24	$20	$69	$57
Television	28	29	87	86
Corporate and Other	43	49	127	148
Total depreciation and amortization	$95	$98	$283	$291

	As of March 31, 2025	As of June 30, 2024
	(in millions)
Assets
Cable Network Programming	$3,078	$2,792
Television	8,720	7,961
Corporate and Other	10,207	10,090
Investments	1,362	1,129
Total assets	$23,367	$21,972

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. ADDITIONAL FINANCIAL INFORMATION
Restructuring, Impairment and Other Corporate Matters
The following table sets forth the components of Restructuring, impairment and other corporate matters included in the Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
	(in millions)
Restructuring charges(a)	$(15)	$—	$(26)	$—
Other corporate matters
Legal settlement costs(a)	(25)	—	(122)	(4)
U.K. Newspaper Matters Indemnity(b)	(14)	(3)	(33)	(15)
Other(a)	(1)	(12)	(70)	(5)
Total restructuring, impairment and other corporate matters	$(55)	$(15)	$(251)	$(24)

(a)	Primarily related to Venu Sports (See Note 2—Acquisitions, Disposals and Other Transactions).
(b)	See Note 8—Commitments and Contingencies under the heading "U.K. Newspaper Matters Indemnity."
Interest Expense, net
The following table sets forth the components of Interest expense, net included in the Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
	(in millions)
Interest expense	$(94)	$(99)	$(313)	$(309)
Interest income	39	44	128	140
Total interest expense, net	$(55)	$(55)	$(185)	$(169)

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Non-Operating Other, net
The following table sets forth the components of Non-operating other, net included in the Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
	(in millions)
Net (losses) gains on investments in equity securities(a)	$(155)	$83	$164	$(110)
Gain on sale of assets(b)	—	167	—	167
Other	(3)	(6)	(8)	(18)
Total non-operating other, net	$(158)	$244	$156	$39

(a)
Net (losses) gains on investments in equity securities includes the (losses) gains related to the change in fair value of the Company’s investment in Flutter (See Note 4—Fair Value), and for the nine months ended March 31, 2024, the losses related to the Company’s investment in a live streaming mobile platform.

(b)	Gain on sale of assets related to the launch of the United Football League during the three and nine months ended March 31, 2024.
Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of March 31, 2025	As of June 30, 2024
	(in millions)
Investments(a)	$1,362	$1,129
Operating lease assets	859	904
Inventories, net	802	712
Grantor Trust	240	247
Other	314	323
Total other non-current assets	$3,577	$3,315

(a)	Includes investments accounted for at fair value on a recurring basis of $970 million and $797 million as of March 31, 2025 and June 30, 2024, respectively (See Note 4—Fair Value).

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accounts Payable, Accrued Expenses and Other Current Liabilities
The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of March 31, 2025	As of June 30, 2024
	(in millions)
Programming payable	$1,317	$683
Accrued expenses	959	1,006
Deferred revenue	253	180
Operating lease liabilities	51	76
Other current liabilities	387	408
Total accounts payable, accrued expenses and other current liabilities	$2,967	$2,353
Other Liabilities
The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of March 31, 2025	As of June 30, 2024
	(in millions)
Non-current operating lease liabilities	$855	$879
Accrued non-current pension/postretirement liabilities	261	276
Other non-current liabilities	217	211
Total other liabilities	$1,333	$1,366
Future Performance Obligations
As of March 31, 2025, approximately $4.9 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to affiliate contracts, content licensing contracts with fixed fees and sports advertising contracts. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.
Supplemental Information

	For the nine months ended March 31,
	2025	2024
	(in millions)
Supplemental cash flows information
Cash paid for interest	$(342)	$(338)
Cash paid for income taxes	$(350)	$(148)

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
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three and nine months ended March 31, 2025 and 2024 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2025 and 2024. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2025 and 2024, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of March 31, 2025. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
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
RESULTS OF OPERATIONS
Results of Operations—For the three and nine months ended March 31, 2025 versus the three and nine months ended March 31, 2024.
The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2025, as compared to the three and nine months ended March 31, 2024:

	For the three months ended March 31,				For the nine months ended March 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Affiliate fee	$2,005	$1,938	$67	3%	$5,748	$5,465	$283	5%
Advertising	2,036	1,235	801	65%	5,787	4,437	1,350	30%
Other	330	274	56	20%	1,478	986	492	50%
Total revenues	4,371	3,447	924	27%	13,013	10,888	2,125	20%
Operating expenses	(2,965)	(2,050)	(915)	(45)%	(8,759)	(7,305)	(1,454)	(20)%
Selling, general and administrative	(551)	(510)	(41)	(8)%	(1,578)	(1,485)	(93)	(6)%
Depreciation and amortization	(95)	(98)	3	3%	(283)	(291)	8	3%
Restructuring, impairment and other corporate matters	(55)	(15)	(40)	**	(251)	(24)	(227)	**
Equity losses of affiliates	(18)	(2)	(16)	**	(11)	—	(11)	**
Interest expense, net	(55)	(55)	—	—%	(185)	(169)	(16)	(9)%
Non-operating other, net	(158)	244	(402)	**	156	39	117	**
Income before income tax expense	474	961	(487)	(51)%	2,102	1,653	449	27%
Income tax expense	(120)	(257)	137	53%	(528)	(419)	(109)	(26)%
Net income	354	704	(350)	(50)%	1,574	1,234	340	28%
Less: Net income attributable to noncontrolling interests	(8)	(38)	30	79%	(28)	(52)	24	46%
Net income attributable to Fox Corporation stockholders	$346	$666	$(320)	(48)%	$1,546	$1,182	$364	31%

**	not meaningful
Overview
For the three months ended March 31, 2025 and 2024
The Company’s revenues increased $924 million or 27% for the three months ended March 31, 2025, as compared to the corresponding period of fiscal 2024, due to higher affiliate fee, advertising and other revenues. The increase of $67 million or 3% in affiliate fee revenue was primarily due to the impact of higher average rates per subscriber and higher fees received from television stations that are affiliated with the FOX Network of approximately $180 million, partially offset by the approximately $110 million impact of a lower average number of subscribers across all networks. The increase of $801 million or 65% in advertising revenue was primarily due to revenues from the broadcast of Super Bowl LIX in February 2025 of approximately $700 million after agency commissions. The remaining increase of approximately $100 million was primarily due to continued digital growth led by the Tubi AVOD service and higher news ratings and pricing. The increase of $56 million or 20% in other revenues was primarily due to higher sports sublicensing revenue.
Operating expenses increased $915 million or 45% for the three months ended March 31, 2025, as compared to the corresponding period of fiscal 2024, primarily due to the impact of higher sports programming rights amortization and production costs driven by the broadcast of Super Bowl LIX in February 2025, higher college football costs, including licensing costs for rights that are sublicensed, and higher digital content and marketing costs.
Selling, general and administrative expenses increased $41 million or 8% for the three months ended March 31, 2025, as compared to the corresponding period of fiscal 2024, primarily due to higher employee costs.
For the nine months ended March 31, 2025 and 2024
The Company’s revenues increased $2.1 billion or 20% for the nine months ended March 31, 2025, as compared to the corresponding period of fiscal 2024, due to higher affiliate fee, advertising and other revenues. The increase of $283 million or 5% in affiliate fee revenue was primarily due to the impact of higher average rates per subscriber and higher fees received from television stations that are affiliated with the FOX Network of approximately $615 million, partially offset by the approximately $330 million impact of a lower average number of subscribers across all networks. The increase of $1.4 billion or 30% in advertising revenue was primarily due to the approximately $850 million impact related to sports content led by revenues from the broadcast of Super Bowl LIX in February 2025 and higher National Football League (“NFL”) pricing. The remaining increase of approximately $500 million was primarily due to the impact of political advertising revenue due to the 2024 presidential and congressional elections predominantly at the Company’s owned and operated television stations, continued digital growth led by the Tubi AVOD service and higher news ratings and pricing. The increase of $492 million or 50% in other revenues was primarily due to higher sports sublicensing revenue.
Operating expenses increased $1.5 billion or 20% for the nine months ended March 31, 2025, as compared to the corresponding period of fiscal 2024, primarily due to the approximately $1.2 billion impact of higher sports programming rights amortization and production costs driven by the broadcast of Super Bowl LIX in February 2025 and higher NFL and college football costs, including licensing costs for rights that are sublicensed, partially offset by the absence of WWE. The remaining increase of approximately $250 million was primarily due to higher digital content and marketing costs and higher newsgathering costs principally due to the 2024 presidential election.
Selling, general and administrative expenses increased $93 million or 6% for the nine months ended March 31, 2025, as compared to the corresponding period of fiscal 2024, primarily due to higher employee costs.
Restructuring, impairment and other corporate matters—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Restructuring, Impairment and Other Corporate Matters.”
Interest expense, net— Interest expense, net increased $16 million or 9% for the nine months ended March 31, 2025, as compared to the corresponding period of fiscal 2024, primarily due to lower interest income as a result of lower average cash and cash equivalent balances, partially offset by a lower average amount of debt outstanding.
Non-operating other, net—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Non-Operating Other, net.”
Income tax expense—The Company’s tax provision and related effective tax rate for the three and nine months ended March 31, 2025 of 25% was higher than the statutory rate of 21% primarily due to state taxes and other permanent items.

The Company's tax provision and related effective tax rate for the three and nine months ended March 31, 2024 of 27% and 25% respectively, was higher than the statutory rate of 21% primarily due to state taxes.
Net income —Net income decreased $350 million or 50% for the three months ended March 31, 2025, as compared to the corresponding period of fiscal 2024, primarily due to a change in fair value of the Company’s investments in equity securities and the absence of a gain on a contribution of assets, partially offset by lower provision for income tax. Net Income increased $340 million or 28% for the nine months ended March 31, 2025, as compared to the corresponding period of fiscal 2024, primarily due to higher Segment EBITDA (as defined below) and a change in fair value of the Company’s investments in equity securities, partially offset by the absence of a gain on a contribution of assets, the legal settlement and other costs associated with the discontinuation of Venu Sports (See Note 2—Acquisitions, Disposals and Other Transactions to the accompanying Financial Statements) and higher provision for income tax.
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
Segment EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Restructuring, impairment and other corporate matters, Interest expense, net, Non-operating other, net and Income tax expense. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s operating segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate performance and allocate resources.

The following tables set forth the Company’s Revenues and Segment EBITDA for the three and nine months ended March 31, 2025, as compared to the three and nine months ended March 31, 2024:

	For the three months ended March 31,				For the nine months ended March 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Cable Network Programming	$1,636	$1,472	$164	11%	$5,398	$4,517	$881	20%
Television	2,704	1,938	766	40%	7,618	6,260	1,358	22%
Corporate and Other	58	53	5	9%	181	156	25	16%
Eliminations	(27)	(16)	(11)	(69)%	(184)	(45)	(139)	**
Total revenues	$4,371	$3,447	$924	27%	$13,013	$10,888	$2,125	20%

	For the three months ended March 31,				For the nine months ended March 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Segment EBITDA
Cable Network Programming	$878	$819	$59	7%	$2,283	$1,990	$293	15%
Television	60	145	(85)	(59)%	637	358	279	78%
Corporate and Other	(82)	(73)	(9)	(12)%	(235)	(238)	3	1%
Adjusted EBITDA(a)	$856	$891	$(35)	(4)%	$2,685	$2,110	$575	27%

**	not meaningful
(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.
Cable Network Programming (41% of the Company’s revenues for the first nine months of fiscal 2025 and 2024)

	For the three months ended March 31,				For the nine months ended March 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Affiliate fee	$1,135	$1,104	$31	3%	$3,248	$3,140	$108	3%
Advertising	372	296	76	26%	1,153	934	219	23%
Other	129	72	57	79%	997	443	554	**
Total revenues	1,636	1,472	164	11%	5,398	4,517	881	20%
Operating expenses	(601)	(499)	(102)	(20)%	(2,657)	(2,090)	(567)	(27)%
Selling, general and administrative	(158)	(158)	—	—%	(467)	(449)	(18)	(4)%
Amortization of cable distribution investments	1	4	(3)	(75)%	9	12	(3)	(25)%
Segment EBITDA	$878	$819	$59	7%	$2,283	$1,990	$293	15%

**	not meaningful

For the three months ended March 31, 2025 and 2024
Revenues at the Cable Network Programming segment increased $164 million or 11% for the three months ended March 31, 2025, as compared to the corresponding period of fiscal 2024, due to higher affiliate fee, advertising and other revenues. Affiliate fee revenue increased $31 million or 3% as higher average rates per subscriber were partially offset by a decrease in the average number of subscribers. The increase of $76 million or 26% in advertising revenue was primarily due to higher news ratings, pricing and digital advertising revenue. The increase of $57 million or 79% in other revenues was primarily due to higher sports sublicensing revenue.
Cable Network Programming Segment EBITDA increased $59 million or 7% for the three months ended March 31, 2025, as compared to the corresponding period of fiscal 2024, due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased $102 million or 20% primarily due to higher sports programming rights amortization and production costs driven by higher college football costs, including licensing costs for rights that are sublicensed.
For the nine months ended March 31, 2025 and 2024
Revenues at the Cable Network Programming segment increased $881 million or 20% for the nine months ended March 31, 2025, as compared to the corresponding period of fiscal 2024, due to higher affiliate fee, advertising and other revenues. Affiliate fee revenue increased $108 million or 3% as higher average rates per subscriber were partially offset by a decrease in the average number of subscribers. The increase of $219 million or 23% in advertising revenue was primarily due to higher news ratings, pricing and digital advertising revenue and the impact related to sports content led by higher pricing and Major League Baseball postseason ratings. The increase of $554 million in other revenues was primarily due to higher sports sublicensing revenue.
Cable Network Programming Segment EBITDA increased $293 million or 15% for the nine months ended March 31, 2025, as compared to the corresponding period of fiscal 2024, due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased $567 million or 27% primarily due to higher sports programming rights amortization and production costs driven by higher college football costs, including licensing costs for rights that are sublicensed, partially offset by the absence of the Fédération International de Football Association Women’s World Cup in the current year. Also contributing to this increase was higher newsgathering costs primarily due to the 2024 presidential election. Selling, general and administrative expenses increased $18 million or 4% primarily due to higher employee costs.
Television (59% and 58% of the Company’s revenues for the first nine months of fiscal 2025 and 2024, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Advertising	$1,664	$939	$725	77%	$4,634	$3,503	$1,131	32%
Affiliate fee	870	834	36	4%	2,500	2,325	175	8%
Other	170	165	5	3%	484	432	52	12%
Total revenues	2,704	1,938	766	40%	7,618	6,260	1,358	22%
Operating expenses	(2,359)	(1,540)	(819)	(53)%	(6,191)	(5,178)	(1,013)	(20)%
Selling, general and administrative	(285)	(253)	(32)	(13)%	(790)	(724)	(66)	(9)%
Segment EBITDA	$60	$145	$(85)	(59)%	$637	$358	$279	78%
For the three months ended March 31, 2025 and 2024
Revenues at the Television segment increased $766 million or 40% for the three months ended March 31, 2025, as compared to the corresponding period of fiscal 2024, due to higher advertising, affiliate fee and other revenues. The increase of $725 million or 77% in advertising revenue was primarily due to revenues from the broadcast of Super Bowl LIX in February 2025 and continued digital growth led by the Tubi AVOD service. The increase of $36 million or 4% in affiliate fee revenue was primarily due to higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations and higher fees received from television stations that are affiliated with the FOX Network. The increase of $5 million or 3% in other revenues was primarily due to higher content revenue.
Television Segment EBITDA decreased $85 million or 59% for the three months ended March 31, 2025, as compared to the corresponding period of fiscal 2024, as the revenue increases noted above were more than offset by higher expenses. Operating expenses increased $819 million or 53% primarily due to higher sports programming rights amortization and production costs driven by the broadcast of Super Bowl LIX in February 2025 and higher digital content and marketing costs. Selling, general and administrative expenses increased $32 million or 13% primarily due to higher employee costs.
For the nine months ended March 31, 2025 and 2024
Revenues at the Television segment increased $1.4 billion or 22% for the nine months ended March 31, 2025, as compared to the corresponding period of fiscal 2024, due to higher advertising, affiliate fee and other revenues. The increase of $1.1 billion or 32% in advertising revenue was primarily due to the impact related to sports content led by revenues from the broadcast of Super Bowl LIX in February 2025 and higher pricing. Also contributing to this increase was the impact of higher political advertising revenue due to the 2024 presidential and congressional elections predominantly at the Company’s owned and operated television stations and continued digital growth led by the Tubi AVOD service. The increase of $175 million or 8% in affiliate fee revenue was primarily due to higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations and higher fees received from television stations that are affiliated with the FOX Network. The increase of $52 million or 12% in other revenues was primarily due to higher content revenue.
Television Segment EBITDA increased $279 million or 78% for the nine months ended March 31, 2025, as compared to the corresponding period of fiscal 2024, due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased $1 billion or 20% primarily due to higher sports programming rights amortization and production costs driven by the broadcast of Super Bowl LIX in February 2025 and higher NFL costs and higher digital content and marketing costs partially offset by the absence of WWE. Selling, general and administrative expenses increased $66 million or 9% primarily due to higher employee costs.
Corporate and Other

	For the three months ended March 31,				For the nine months ended March 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues	$58	$53	$5	9%	$181	$156	$25	16%
Operating expenses	(19)	(13)	(6)	(46)%	(55)	(43)	(12)	(28)%
Selling, general and administrative	(121)	(113)	(8)	(7)%	(361)	(351)	(10)	(3)%
Segment EBITDA	$(82)	$(73)	$(9)	(12)%	$(235)	$(238)	$3	1%
For the three and nine months ended March 31, 2025 and 2024
Revenues within Corporate and Other for the three and nine months ended March 31, 2025 and 2024 include revenues generated by Credible and the operation of the FOX Studio Lot. Operating expenses for the three and nine months ended March 31, 2025 and 2024 include advertising and promotional expenses at Credible. Selling, general and administrative expenses for the three and nine months ended March 31, 2025 and 2024 primarily relate to employee costs, professional fees and the costs of operating the FOX Studio Lot.
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
The following table reconciles Net income to Adjusted EBITDA for the three and nine months ended March 31, 2025, as compared to the three and nine months ended March 31, 2024:

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
	(in millions)
Net income	$354	$704	$1,574	$1,234
Add
Amortization of cable distribution investments	1	4	9	12
Depreciation and amortization	95	98	283	291
Restructuring, impairment and other corporate matters	55	15	251	24
Equity losses of affiliates	18	2	11	—
Interest expense, net	55	55	185	169
Non-operating other, net	158	(244)	(156)	(39)
Income tax expense	120	257	528	419
Adjusted EBITDA	$856	$891	$2,685	$2,110
The following table sets forth the computation of Adjusted EBITDA for the three and nine months ended March 31, 2025, as compared to the three and nine months ended March 31, 2024.

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
	(in millions)
Revenues	$4,371	$3,447	$13,013	$10,888
Operating expenses	(2,965)	(2,050)	(8,759)	(7,305)
Selling, general and administrative	(551)	(510)	(1,578)	(1,485)
Amortization of cable distribution investments	1	4	9	12
Adjusted EBITDA	$856	$891	$2,685	$2,110

LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company has approximately $4.8 billion of cash and cash equivalents as of March 31, 2025 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 5—Borrowings to the accompanying Financial Statements). The Company also has access to the worldwide capital markets, subject to market conditions. As of March 31, 2025, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any noncompliance with such covenants.
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
Sources and Uses of Cash
Net cash provided by operating activities for the nine months ended March 31, 2025 and 2024 was as follows (in millions):

For the nine months ended March 31,	2025	2024
Net cash provided by operating activities	$1,811	$941
The increase in net cash provided by operating activities during the nine months ended March 31, 2025, as compared to the corresponding period of fiscal 2024, was primarily due to higher Segment EBITDA, principally due to higher political advertising receipts from the 2024 presidential and congressional elections, and lower restructuring payments, partially offset by higher sports and entertainment programming costs and higher tax and legal settlement payments (See Note 14—Commitments and Contingencies to the accompanying Financial Statements).
Net cash used in investing activities for the nine months ended March 31, 2025 and 2024 was as follows (in millions):

For the nine months ended March 31,	2025	2024
Net cash used in investing activities	$(407)	$(324)
The increase in net cash used in investing activities during the nine months ended March 31, 2025, as compared to the corresponding period of fiscal 2024, was primarily due to the fiscal 2025 acquisition (See Note 2—Acquisitions, Disposals, and Other Transactions to the accompanying Financial Statements), partially offset by a decrease in capital expenditures and the Company’s investments.
Net cash used in financing activities for the nine months ended March 31, 2025 and 2024 was as follows (in millions):

For the nine months ended March 31,	2025	2024
Net cash used in financing activities	$(908)	$(1,098)
The decrease in net cash used in financing activities during the nine months ended March 31, 2025, as compared to the corresponding period of fiscal 2024, was primarily due to higher proceeds received from the exercise of employee stock options and the net impact of the October 2023 issuance of $1.25 billion of senior notes and the repayment of $1.25 billion of senior notes that matured in January 2024.

Stock Repurchase Program
See Note 6—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program.”
Dividends
The Company declared a semi-annual dividend of $0.27 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended March 31, 2025, which was paid on March 26, 2025 with a record date for determining dividend entitlements of March 5, 2025. The Company expects to continue to pay semi-annual dividends, although each dividend is subject to approval by the Company’s Board of Directors.
Debt Instruments
Borrowings include senior notes (See Note 5—Borrowings to the accompanying Financial Statements).
Ratings of the Senior Notes
The following table summarizes the Company’s credit ratings as of March 31, 2025:

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
•declines in advertising expenditures due to various factors such as the economic prospects of advertisers or the economy including the impact of tariffs, major sports events and election cycles, evolving technologies and distribution platforms and related changes in consumer behavior and shifts in advertisers’ expenditures, the evolving market for AVOD advertising campaigns, and audience measurement methodologies’ ability to accurately reflect actual viewership levels;
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
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of the Company’s repurchases of its Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) during the three months ended March 31, 2025:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
January 1, 2025 - January 31, 2025	1,027,995	$48.64
February 1, 2025 - February 28, 2025	1,799,268	55.58
March 1, 2025 - March 31, 2025	1,854,774	53.88
Total	4,682,037	53.38	$650

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

In total, the Company repurchased approximately 17 million shares of Class A Common Stock for approximately $750 million during the nine months ended March 31, 2025.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
Not applicable.

ITEM 6.        EXHIBITS
(a)    Exhibits.

10.1	Form of Employment Agreement.*+

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2025 and 2024; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2025 and 2024; (iii) Consolidated Balance Sheets as of March 31, 2025 (unaudited) and June 30, 2024 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2025 and 2024; (v) Unaudited Consolidated Statements of Equity for the three and nine months ended March 31, 2025 and 2024; and (vi) Notes to the Unaudited Consolidated Financial Statements.*

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

Date: May 12, 2025