Form 10-K
period 2025-06-30
Fox Corp
filed 2025-08-06
CIK 1754301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of December 31, 2024, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $10.5 billion, based upon the closing price of $48.58 per share as quoted on The Nasdaq Global Select Market on that date, and the aggregate market value of the registrant’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $6.0 billion, based upon the closing price of $45.74 per share as quoted on The Nasdaq Global Select Market on that date.
As of August 1, 2025, 209,954,934 shares of Class A Common Stock and 235,581,025 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Fox Corporation definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, which is intended to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Fox Corporation’s fiscal year end.

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
•Television, which produces, acquires, markets and distributes programming through the FOX broadcast network, advertising supported video-on-demand (“AVOD”) service Tubi, 29 full power broadcast television stations, including 11 duopolies, and other digital platforms, primarily in the U.S. Eighteen of the broadcast television stations are affiliated with the FOX Network and 11 are affiliated with MyNetworkTV. The segment also includes various production companies that produce content for the Company and third parties.
Credible is a U.S. consumer finance marketplace. The FOX Studio Lot, located in Los Angeles, California, provides television and film production services along with office space, studio operation services and includes all operations of the facility.
Unless otherwise indicated, references in this Annual Report on Form 10-K (this “Annual Report”) for the fiscal year ended June 30, 2025 (“fiscal 2025”) to “FOX,” the “Company,” “we,” “us” or “our” mean Fox Corporation and its consolidated subsidiaries. We use the term “MVPDs” to refer collectively to traditional MVPDs and virtual MVPDs.
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
Business Overview
FOX produces and delivers compelling news, sports and entertainment content through its iconic brands, including FOX News Media, FOX Sports, Tubi Media Group, FOX Entertainment and FOX Television Stations. The Company differentiates itself in a crowded media and entertainment marketplace through the leadership positions of its brands and premium programming that focus on live and “appointment-based” content, a significant presence in major markets, and broad distribution of its content across traditional and digital platforms.
Our Competitive Strengths
Premium brands that resonate deeply with viewers.
Under the FOX banner, we produce and distribute content through some of the world’s leading and most valued brands. Our long track record of challenging the status quo emboldens us to continue making innovative decisions, disrupting norms and forming deeper relationships with audiences. FOX News Media is among the most influential and recognized news brands in the world. FOX Sports has earned a reputation for bold sports programming and, with its availability in virtually every U.S. market, is a leading destination for live sports events and sports commentary. Tubi, our leading AVOD service, attracts a young, diverse and highly engaged audience to its content library of nearly 300,000 movies and television episodes. FOX Entertainment is renowned for its compelling primetime entertainment, including scripted dramas, leading unscripted programming and its longstanding Sunday animation block. These brands and others in our portfolio, such as our 29 owned and operated local television stations, including 18 broadcasting under the FOX brand, hold cultural significance with consumers and commercial importance for distributors and advertisers. The quality of our programming and the strength of our brands maximize the value of our content through a combination of affiliate fees and advertising sales.
Leadership positions across strategically significant programming platforms.
FOX enjoys leadership positions across its core news, sports and entertainment businesses. As linear television viewership declines across the industry, “appointment-based” programming that is the FOX hallmark remains resilient.
For over 20 consecutive years, FOX News has been the top-rated national cable news channel in Monday to Friday primetime viewing, according to The Nielsen Company (“Nielsen”). FOX News also finished the fiscal year as the #1 cable network in Monday to Friday primetime and total day viewing among total viewers for the tenth consecutive year and delivered ratings that were comparable to ratings delivered by the four broadcast networks in weekday primetime viewing. A leader in marquee live sports broadcasts, FOX Sports programs the National Football League (“NFL”) featuring America's Game of the Week), college football (including the Big Ten Conference), Major League Baseball's (“MLB”) Regular Season, All-Star Game and post-season, including exclusive rights to the World Series, National Association of Stock Car Auto Racing (“NASCAR”) and other marquee cyclical events, including the Super Bowl and the Fédération Internationale de Football Association (“FIFA”) Men's World Cup. FOX Sports has secured a significant portion of its marquee rights under long-term contracts. Under FOX’s ownership, Tubi has become one of the most relevant and fastest growing AVOD services in the country, with 13% growth in total view time (the total number of hours watched) in fiscal 2025 compared to the prior fiscal year. Tubi finished the fiscal year with approximately 2.2% share of all television viewing according to Nielsen’s The Gauge, making it among the most watched free ad-supported streaming services in the U.S. FOX Entertainment has delivered the youngest and most diverse audience of the broadcast networks across all programming in primetime for over two decades. During the 2024-2025 broadcast season, FOX Entertainment featured two of the season’s top three debuts including the #1 Comedy Universal Basic Guys, along with television’s three highest-rated and most watched cooking shows Next Level Chef, Hell’s Kitchen and Kitchen Nightmares. FOX Television Stations covers 18 Nielsen-designated market areas (“DMAs”), including 14 of the 15 largest, and was the #1 or #2 rated news provider in the hours of 5 a.m. - 9 a.m. in the majority of the markets in which it operates among adults 25-54.
We believe the strength and leadership of our brands will continue to support our ability to secure industry leading affiliate rate and advertising price increases, while enabling us to nimbly respond to the opportunities and challenges traditional media companies are facing as technologies and changes in consumer behavior continue to rapidly evolve.
Significant presence and relevance in major domestic markets.
The FOX portfolio combines the range of national cable and broadcast networks and digital distribution platforms with the power of tailored local television. FOX News and FOX Business are available in approximately 60 million U.S. households and FOX Sports and FOX Entertainment programming on the FOX Network is available in virtually every U.S. market. Tubi’s ubiquitous availability provides broad distribution of films, episodic television programming, live local and national news content and sports programming. Tubi carries over 100 local station feeds (including feeds of our owned and operated stations), covering 78 DMAs and 23 of the top 25 markets. Additionally, our 29 owned and operated television stations cover 18 DMAs, including 14 of the 15 largest, and maintain duopolies in 11 DMAs, including New York, Los Angeles and Chicago, the three largest. These stations provide balanced content of national interest with programming of note to local communities, producing over 1,350 hours of local news coverage each week. The breadth and depth of our footprint allows us to produce and distribute our content in a cost-effective manner and share best business practices and models across regions. It also enables us to engage audiences, develop deeper consumer relationships and create more compelling product offerings.
Attractive financial profile, including multiple revenue streams, strong balance sheet and other assets.
We have consistently achieved strong operational and financial results in a complex industry environment. Additionally, our solid balance sheet provides us with the financial flexibility to continue to invest across our businesses, allocate resources toward investments in growth initiatives, take advantage of strategic opportunities, including potential acquisitions across the range of media categories in which we operate and related adjacencies, and return capital to our stockholders. We have maintained significant liquidity, ending fiscal 2025 with approximately $5.4 billion of cash and cash equivalents on our balance sheet while returning approximately $1.25 billion of capital to our stockholders through our stock repurchase program and cash dividends and retiring $600 million of debt during fiscal 2025. We also benefit from a tax asset that resulted from the step-up in the tax basis of our assets following the Transaction, which is expected to provide an annual cash tax benefit for many years. Our asset portfolio also includes the FOX Studio Lot in Los Angeles, California, which spans over 50 acres and close to 2 million square feet of space for administration and television and film production services available to industry clients, including 15 sound stages, and other production facilities. Additionally, we own an equity stake in Flutter Entertainment plc (“Flutter”), an online sports betting and gaming company with operations in the U.S. and internationally, and we maintain a valuable option to acquire 18.6% of FanDuel Group, a majority-owned subsidiary of Flutter.
Goals and Strategies
Maintain leading positions in live news, live sports and quality entertainment.
We have long been a leader in news, sports and entertainment programming, and we believe that building on our leading market positions is essential to our success. The strength of our core businesses has allowed us to invest in attractive growth opportunities and brand extensions. Examples of this include digital brand extensions at FOX News Media, including the FOX Nation SVOD service and the FOX Weather free ad-supported streaming television (“FAST”) service. At Tubi, our investment in content, technology and marketing has yielded new viewers and increased engagement from our audience, which has translated into robust revenue growth. In fiscal 2025, Tubi expanded its content library through the premiere of over 70 new original titles and the launch of 40 sports, entertainment and local news channels, for a total of over 320 sports, entertainment and local news channels as of the end of the fiscal year. We consistently review opportunities to optimize our sports portfolio with the dual goal of maintaining and growing our audience while achieving accretive financial returns. In fiscal 2025, we added rights from INDYCAR and LIV Golf and an extension of Big East Conference rights through 2031 while concluding our agreement with WWE. Recognizing the industry-wide changes in viewership habits, FOX Entertainment has continued to expand its footprint across unscripted content, leveraging the breadth of offerings from FOX Entertainment Studios to populate its primetime lineup and reduce its reliance on third-party content providers. FOX Entertainment Studios also produces or co-produces original content for third parties including many of the leading SVOD services (Netflix, Amazon Prime Video, Hulu and Apple TV+), highlighting the attractiveness of FOX’s content to a wide variety of streaming services. FOX Television Stations’ rollout of local news content on connected televisions and FAST services in a number of markets has led to the stations’ total view time growing over 150% as compared to the prior fiscal year across FOX Local Streams and LiveNOW from FOX. We believe continuing to provide compelling news, sports and entertainment programming across platforms will increase audience engagement and drive growth across our distribution, affiliate and advertising relationships.
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
The availability of our key networks on all major virtual MVPD services reflects the strength of our brands and the highly coveted nature of our content. We are also cultivating and growing direct interactions between FOX brands and consumers outside traditional linear television. For example, Tubi provides us with a wholly-owned digital platform to access a wider digital audience and further the reach of our content. Tubi continues to experience significant growth in total view time across a library of nearly 300,000 movies and television episodes, including key FOX entertainment, news and sports programming, and it streamed approximately 11 billion hours of content over the course of the fiscal year (a record for the platform). Tubi’s young, diverse and highly engaged viewers, the majority of which are classified as “cord-cutters” or “cord-nevers,” is an audience that advertisers are eager to reach. FOX News Media operates a number of digital businesses, including FOX News Digital, which remains the most engaged brand in digital news (leading in total views, minutes spent and social interactions), along with the FOX Nation SVOD service, which offers U.S. consumers a variety of content (including original programming), and FOX Weather, which offers local, regional and national weather reporting in addition to live programming. Additionally, FOX Television Stations operates a portfolio of digital businesses, including the FLX (or FOX Local Extension) digital advertising platform and the LiveNOW from FOX, FOX Local Streams and FOX Soul FAST services, in addition to distributing its local news programming on Tubi and across a range of third-party platforms. FOX One, our wholly-owned, direct-to-consumer subscription streaming service, is expected to launch by the Fall of 2025 and expand the reach of our programming beyond FOX’s existing footprint.
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

The following table lists the Company’s significant cable networks and the number of subscribers as estimated by Nielsen:

	As of June 30,
	2025	2024
	(in millions)
FOX News Media Networks
FOX News	61	67
FOX Business	60	65
FOX Sports Networks
FS1	61	67
FS2	44	48
The Big Ten Network	42	45
FOX Deportes	10	12
FOX News Media. FOX News Media includes the FOX News and FOX Business networks and their related properties. For over 20 consecutive years, FOX News has been the top-rated national cable news channel in Monday to Friday primetime viewing. FOX News also finished the fiscal year as the #1 cable network in Monday to Friday primetime and total day viewing among total viewers for the tenth consecutive year. FOX Business is a business news national cable channel and was the #1 business network in business day among total viewers during fiscal 2025. FOX News also produces a weekend political commentary show, FOX News Sunday, for broadcast on the FOX Television Stations and stations affiliated with the FOX Network throughout the U.S. Additionally, FOX News Audio produces news updates, podcasts and long-form programs and licenses content to local radio stations and mobile, Internet and satellite radio providers.
FS1. FS1 is a multi-sport national network that features live events, including regular season and post-season MLB games, NASCAR, college football, college basketball, the FIFA Men’s World Cup, Major League Soccer (“MLS”), the UFL, the Union of European Football Associations (“UEFA”) European Championship, UEFA Nations League, Concacaf and CONMEBOL soccer, INDYCAR, LIV Golf and horse racing. In addition to live events, FS1 offers daily studio shows featuring key talent, including Colin Cowherd and Nick Wright.
FS2. FS2 is a multi-sport national network that features live events, including NASCAR, collegiate sports, horse racing, rugby, soccer, motor sports and golf.
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
FOX Deportes. FOX Deportes is a Spanish-language sports programming service distributed in the U.S. FOX Deportes features coverage of a variety of sports events, including premier soccer (such as matches from MLS and Liga MX), the NFL NFC Championship and the Super Bowl, MLB (including regular season games, the National League Championship Series in alternating years and the All-Star and World Series games), NASCAR Cup Series, college football, INDYCAR and UFL. In addition to live events, FOX Deportes also features multi-sport news and highlight shows and daily studio programming. FOX Deportes is available to approximately 9.7 million cable and satellite households in the U.S., of which approximately 1.9 million are Hispanic.
The Big Ten Network. The Big Ten Network is a 24-hour national video programming service dedicated to the collegiate Big Ten Conference and Big Ten athletics, academics and related programming. The Big Ten Network televises live collegiate events, including football games, regular-season and post-season men’s and women’s basketball games, and men’s and women’s Olympic events (including wrestling, volleyball and ice hockey), as well as a variety of studio shows and original programming. The Big Ten Network also owns and operates B1G+, a subscription video streaming service that features live streams of non-televised sporting events, replays of televised and streamed events, and a large collection of classic games and original programming. The Company owns approximately 61% of the Big Ten Network.
Digital Distribution. The Company’s cable network programming is also distributed through FOX-branded websites, apps, podcasts and social media accounts and licensed for distribution through MVPDs’ websites and apps. The Company’s websites and apps provide live and/or on-demand streaming of network-related programming primarily on an authenticated basis to allow video subscribers of the Company’s participating distribution partners to view Company content via the Internet. These websites and apps include FOXNews.com, FOXBusiness.com, FOXWeather.com, FOXSports.com, FOXDeportes.com and OutKick.com, and the FOX News, FOX Business, FOX Weather, FOX Sports and FOX Deportes mobile apps. FOX News Media also operates direct-to-consumer services FOX Nation, an SVOD service that offers U.S. consumers a variety of content including original programming, and FOX Weather, a FAST service that offers local, regional and national weather reporting in addition to live programming. The Big Ten Network distributes live-streaming and video-on-demand programming through the B1G+ subscription video streaming service. The Company also distributes non-authenticated live-streaming and video-on-demand content, podcasts, as well as static visual content such as photography, artwork and graphical design across FOX, the Big Ten Network and Big Ten branded social media and third-party video and audio platforms. In addition, the Company expects to launch the FOX One direct-to-consumer subscription streaming service by the Fall of 2025. See “—Other” below.
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
FOX News Media. FOX News' primary competition comes from the broadcast networks' national news divisions and cable news networks such as CNN and MSNBC. FOX Business' primary competition comes from the cable networks CNBC and Bloomberg Television. FOX News and FOX Business also compete for viewers and advertisers within a broad spectrum of television networks, including other non-news cable networks, free-to-air broadcast television networks and direct-to-consumer streaming and on-demand platforms and services. FOX News and FOX Business also face competition online from CNN.com, NBCNews.com, NYTimes.com, CNBC.com, Bloomberg.com, Yahoo.com, The Wall Street Journal Online, YouTube, social media platforms and audio and podcast networks, among others.
FOX Sports. A number of basic and pay television programming services, direct-to-consumer streaming services, and free-to-air stations and broadcast networks compete with FS1, FS2 and the Big Ten Network for sports programming rights, distribution, audiences and advertisers. On a national level, the primary competitors to FS1, FS2, and the Big Ten Network are ESPN, ESPN2, TNT, TBS, USA Network, CBS Sports Network and The CW Network; league-owned networks such as NFL Network, NHL Network, NBA TV and MLB Network; collegiate conference-specific networks such as the SEC Network and ACC Network; and direct-to-consumer streaming services such as ESPN+, YouTube, Peacock, Amazon Prime Video, Netflix, Apple TV+, Paramount+, HBO Max and Roku, among others. In regional markets, the Big Ten Network competes with regional sports networks, local broadcast television stations and other sports programming providers and distributors.

Television
The Television segment produces, acquires, markets and distributes programming through the FOX broadcast network, the Tubi AVOD service, broadcast television stations and other digital platforms, primarily in the U.S. The segment also includes various production companies that produce content for the Company and third parties.
The FOX Network
The FOX Network is a premier national television broadcast network, renowned for disrupting legacy broadcasters with powerful sports programming and appealing primetime entertainment. The FOX Network regularly delivers 15 hours of weekly primetime programming to 209 local market affiliates, including 18 stations owned and operated by the Company, covering virtually every U.S. market, according to Nielsen. The FOX Network primetime lineup is intended to appeal primarily to the 18 to 49 year old audience, the demographic group that advertisers seek to reach most often, with particular success in the 18 to 34 year old audience. The FOX Network has ranked among the top two networks in the 18 to 34 year old audience for the past 30 broadcast seasons. During the 2024-2025 broadcast season, the FOX Network ranked #1 in the 18 to 49 and 18 to 34 year old audiences and #1 in the male 18 to 49 and 18 to 34 year old audiences (based on Nielsen’s live+7 ratings). The median age of the FOX Network viewer is 56 years, as compared to 63 years for ABC, 64 years for CBS and 62 years for NBC.
•FOX Sports. A significant component of FOX Network programming consists of sports programming, with the FOX Network providing to its affiliates during the 2024-2025 broadcast season live coverage of the NFL, featuring America's Game of the Week. The FOX Network also provides live coverage of MLB (including the post-season and the World Series), college football and basketball, MLS, the NASCAR Cup Series (including the Daytona 500), INDYCAR, LIV Golf and the UFL. In certain years, FOX Sports broadcasts the Super Bowl, the FIFA Men’s World Cup, the Copa América tournament and the UEFA European Championship. Effective with the 2023 NFL season, FOX Sports entered into an expanded 11-year media rights agreement with the NFL (subject to an NFL one-time termination right after the 2029 season) that extended FOX Sports' coverage of NFL games.
•FOX Entertainment. FOX Entertainment delivers high-quality scripted, unscripted, animated and live event content. FOX Entertainment primetime programming during the 2024-2025 broadcast season featured such scripted series as Doc, Alert: Missing Persons Unit and The Cleaning Lady, along with the FOX Entertainment-owned comedies Animal Control and Going Dutch; animated series, including The Simpsons, Bob's Burgers, Family Guy and The Great North; and unscripted series, such as the game show The Floor, Next Level Chef and Kitchen Nightmares from Studio Ramsay Global (FOX’s co-owned production company with Gordon Ramsay), The Masked Singer, I Can See Your Voice, LEGO Masters, Special Forces: World’s Toughest Test, Farmer Wants a Wife and investigative report specials from FOX-owned TMZ. During the 2024-2025 broadcast season, FOX Entertainment featured two of the season’s top three debuts including the #1 Comedy Universal Basic Guys, along with television’s three highest-rated and most watched cooking shows Next Level Chef, Hell’s Kitchen and Kitchen Nightmares.
The FOX Network obtains national sports programming through license agreements with professional or collegiate sports leagues or organizations, including long-term agreements with the NFL, MLB, college football and basketball conferences, NASCAR, FIFA, UEFA, Concacaf, CONMEBOL, INDYCAR and LIV Golf. Entertainment programming is obtained from major television studios, including 20th Television (formerly known as Twentieth Century Fox Television and which is owned by Disney), Sony Pictures Television and Warner Bros. Television, and independent television production companies pursuant to license agreements. The terms of these agreements generally provide the FOX Network with the right to acquire broadcast rights to a television series for a minimum of four seasons. Entertainment programming is also provided by the Company's in-house production companies described below.
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

Tubi
Tubi is a leading AVOD service that is available on multiple digital platforms in the United States and select international regions. Tubi offers a content library of nearly 300,000 movies and television episodes from over 400 content partners, including every major Hollywood studio, and a growing number of new original titles. In fiscal 2025, Tubi expanded its content library through the premiere of over 70 new original titles. Tubi also features key FOX content, such as The Masked Singer and Next Level Chef, as well as live local and national news content and sports programming. In addition to its on-demand library, Tubi offers over 320 sports, entertainment and local news linear streaming channels. These include channels featuring FOX Entertainment’s The Masked Singer, TMZ and Studio Ramsay Global’s Gordon Ramsay and feeds from over 100 local television stations (including FOX’s owned and operated stations), covering 78 DMAs and 23 of the top 25 markets. As of June 2025, Tubi is available on the vast majority of streaming platforms, including connected television devices, and online at www.tubitv.com. In fiscal 2025, the service generated approximately 11 billion hours of total view time (the total number of hours watched) and finished the fiscal year with approximately 2.2% of all television viewing according to Nielsen’s The Gauge. Tubi enables the Company’s advertising partners to access a substantial, incremental digital audience. Tubi’s viewers are young, diverse and highly engaged, and the majority of its audience is classified as “cord-cutters” or “cord-nevers.”
FOX Television Stations
FOX Television Stations owns and operates 29 full power broadcast television stations, which deliver broadcast network content, local news and syndicated programming to viewers in 18 local markets. These include stations located in 14 of the top 15 largest DMAs and two stations (referred to as duopolies) in each of 11 DMAs, including the three largest DMAs (New York, Los Angeles and Chicago). In two of the duopoly markets, FOX Television Stations is internally channel sharing whereby both of its stations in the market operate using a single 6 MHz channel. Of the 29 full power broadcast television stations, 18 stations are affiliated with the FOX Network. These stations leverage viewer, distributor and advertiser demand for the FOX Network’s national content. In addition, the FOX Network’s strategy to deliver fewer hours of national content than other major broadcasters benefits stations affiliated with the FOX Network, which can utilize the flexibility in scheduling to offer expanded local news and other programming that viewers covet. Our 29 stations collectively produce over 1,350 hours of local news coverage every week. For a description of the programming offered to affiliates of the FOX Network, see “—The FOX Network.” In addition, FOX Television Stations owns and operates 11 stations broadcasting programming from MyNetworkTV.
FOX Television Stations also operates a portfolio of digital businesses. These include the FLX (or FOX Local Extension) digital advertising platform and digital distribution businesses, including the FOX Local Streams, LiveNOW from FOX and FOX Soul FAST services described below under the heading “Digital Distribution.”
The following table lists certain information about each of the television stations owned and operated by FOX Television Stations. Unless otherwise noted, all stations are affiliates of the FOX Network.
FOX Television Stations

	DMA/Rank	Station	Digital Channel RF (Virtual)	Type	Percentage of U.S. Television Households in the DMA (a)
New York, NY	1	WNYW	27(5)	UHF	6.0%
		WWOR-TV(b)(c)	25(9)	UHF
Los Angeles, CA*	2	KTTV	11(11)	VHF	4.6%
		KCOP-TV(b)	13(13)	VHF
Chicago, IL*	3	WFLD	24(32)	UHF	2.9%
		WPWR-TV(b)(d)	31(50)	UHF
Dallas, TX*	4	KDFW	35(4)	UHF	2.6%
		KDFI(b)	27(27)	UHF
Philadelphia, PA*	5	WTXF-TV	31(29)	UHF	2.5%
Houston, TX*	6	KRIV	26(26)	UHF	2.2%

	DMA/Rank	Station	Digital Channel RF (Virtual)	Type	Percentage of U.S. Television Households in the DMA (a)
		KTXH(b)	19(20)	UHF
Atlanta, GA*	7	WAGA-TV	27(5)	UHF	2.2%
Washington, DC*	8	WTTG	36(5)	UHF	2.1%
		WDCA(b)(e)	36(20)	UHF
San Francisco, CA*	10	KTVU	31(2)	UHF	2.0%
		KICU-TV(b)	36(36)	UHF
Tampa, FL*	11	WTVT	12(13)	VHF	1.8%
Phoenix, AZ*	12	KSAZ-TV	10(10)	VHF	1.7%
		KUTP(b)	26(45)	UHF
Seattle-Tacoma, WA*	13	KCPQ	13(13)	VHF	1.7%
		KZJO(b)	36(22)	UHF
Detroit, MI*	14	WJBK	7(2)	VHF	1.5%
Orlando, FL*	15	WOFL	22(35)	UHF	1.5%
		WRBW(b)	28(65)	UHF
Minneapolis, MN*(f)	16	KMSP-TV	9(9)	VHF	1.5%
		WFTC(b)	29(29)	UHF
Austin, TX*	34	KTBC	7(7)	VHF	0.8%
Milwaukee, WI	38	WITI(g)	31(6)	UHF	0.8%
Gainesville, FL*	157	WOGX	31(51)	UHF	0.1%
TOTAL					38.5%

Source: Nielsen, January 2025

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

(b)	MyNetworkTV licensee station.
(c)	WWOR-TV hosts television station WRNN, New Rochelle, NY, licensed to WRNN License Company, LLC, an unrelated third party pursuant to a channel sharing agreement between FOX Television Stations and shared WRNN License Company, LLC. A portion of the spectrum formerly licensed to WWOR-TV is now shared with and licensed to WRNN.
(d)	WPWR-TV channel shares with WFLD.
(e)	WDCA channel shares with WTTG.
(f)	The Company also owns and operates full power station KFTC, Channel 26, Bemidji, MN as a satellite station of WFTC, Channel 29, Minneapolis, MN. Station KFTC is in addition to the 29 full power stations described in this section.

(g)	WITI hosts television station WVCY, Milwaukee, WI, licensed to VCY America, Inc., an unrelated third party pursuant to a channel sharing agreement between WITI Television, LLC, the predecessor in interest of FOX Television Stations, and VCY America, Inc. A portion of the spectrum family licensed to WITI is now shared with and licensed to WVCY.
Digital Distribution
The Company’s Television segment also distributes programming through FOX-branded websites, apps, podcasts and social media accounts and licenses programming for distribution through MVPDs’ websites and apps. The Company’s websites and apps, which include FOX.com, FOXSports.com and TMZ.com and the FOX Sports and TMZ mobile apps, provide live and/or on-demand streaming of FOX Network shows and programming from broadcast stations affiliated with the FOX Network. Other digital properties offering Television segment programming and other content include Tubi and the TMZ FAST service. FOX Television Stations distributes content across websites and mobile apps associated with the stations, Tubi, a range of third-party platforms and FOX Television Station’s FAST services. These services include LiveNOW from FOX, which offers live news coverage; FOX Local Streams, a group of FAST services that offer live and recorded content from 17 FOX-owned and operated local television stations; and FOX Soul, a service dedicated to the African American viewer that features original and syndicated programming. The Company’s FAST services are distributed across multiple devices and platforms, including traditional and virtual MVPDs, Tubi, connected TV device platforms and other digital platforms. In addition, the Company expects to launch the FOX One direct-to-consumer subscription streaming service by the Fall of 2025. See “—Other” below.
FOX Entertainment Studios
Through its FOX Entertainment Studios business, the Company produces entertainment programming for its own traditional and digital entertainment platforms, as well as for third parties. TMZ produces daily syndicated magazine programs, broadcast and other television specials, and other content for distribution on traditional and digital platforms, including FOX Television Stations, Tubi, FOX Nation and other digital platforms. The Company also operates a co-owned production company with Gordon Ramsay called Studio Ramsay Global that develops, produces and distributes culinary and lifestyle programming such as Next Level Chef and Next Level Baker for FOX, and other programs for global markets. FOX Alternative Entertainment develops and produces unscripted and alternative programming primarily for the FOX Network, including The Masked Singer, I Can See Your Voice and Name That Tune. Animation production company Bento Box Entertainment produces programming for cable and broadcast networks (including programming such as Krapopolis, Grimsburg, Universal Basic Guys, Bob's Burgers and The Great North that air on the FOX Network) and digital platforms.
FOX Entertainment Global
FOX Entertainment Global is FOX’s wholly-owned sales and distribution business. FOX Entertainment Global engages in domestic and international sales and licenses of scripted and unscripted series and other programs owned or controlled by various FOX entities, as well as content owned by third parties that contract with FOX Entertainment Global for distribution.
MyNetworkTV
The programming distribution service, Master Distribution Service, Inc. (branded as MyNetworkTV), distributes two hours per night, Monday through Friday, of off-network programming from syndicators to its over 185 licensee stations, including 11 stations owned and operated by the Company, and is available to approximately 95% of U.S. households as of June 30, 2025.
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
Other
FOX Studio Lot
FOX owns the FOX Studio Lot in Los Angeles, California. The historic lot is located on over 50 acres of land and has over 1.85 million square feet of space for both administration and production and post-production services available to service a wide array of industry clients, including 15 sound stages, theaters and screening rooms, editing rooms and other television and film production facilities. The FOX Studio Lot provides two primary revenue streams — the lease of a portion of the office space to Disney and other third parties and the operation of studio facilities for third-party productions, which until March of 2026 are predominantly Disney productions.
Credible
The Company holds 66% of the equity in Credible Labs Inc. (“Credible”), which operates consumer finance and insurance marketplaces in the U.S. Credible’s offerings provide consumers personalized product and rate options for a range of financial products, including student loans, personal loans, mortgages and insurance policies from multiple consumer lending and insurance providers. The put right held by the Credible minority interest shareholder was exercised in December 2024, and the put transaction is expected to be completed in the first half of fiscal 2026.
FOX One
In February 2025, FOX announced a wholly-owned, direct-to-consumer streaming service called FOX One, offering to subscribers live streaming and on-demand access to the full portfolio of FOX brands, including FOX News, FOX Sports, the FOX Network, the Big Ten Network, FOX Business, FOX Weather, FS1, FS2, FOX Deportes and FOX Television Stations. The service is expected to launch by the Fall of 2025 and expand the reach of the Company’s programming beyond FOX’s existing footprint.
Investments
Flutter
The Company holds an equity interest in Flutter, an online sports betting and gaming company with operations in the U.S. and internationally. The Company owns approximately 4.3 million ordinary shares, which represents approximately 2.4% of Flutter as of June 30, 2025. In addition, FOX Sports holds a 10-year call option expiring in December 2030 to acquire an 18.6% equity interest in Flutter's majority-owned subsidiary, FanDuel Group ("FanDuel"), the exercise of which is subject to certain conditions and applicable gambling regulatory approvals. As of June 30, 2025, the option exercise price is approximately $4.5 billion. FOX has no obligation to commit capital towards this opportunity unless and until it exercises the option. In addition, Flutter cannot pursue an initial public offering for FanDuel without FOX's consent or approval from the arbitrator who presided over a FOX-Flutter arbitration in 2021 and 2022.
United Football League
Launched in January 2024, the UFL is a professional spring football league that consists of eight teams playing a 40-game regular season schedule in addition to two playoff games and a championship game. FOX Sports and Disney/ESPN are the domestic distribution partners of the UFL games under multi-year rights agreements. As of June 30, 2025, the Company owns approximately 42% of the UFL.
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
Broadcast Licenses. The Communications Act permits the operation of television broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of the license would serve the public interest, convenience and necessity. The Company, through its subsidiaries, holds broadcast licenses in connection with its ownership and operation of television stations. Under the Communications Act, television broadcast licenses may be granted for a maximum term of eight years. Generally, the FCC renews broadcast licenses upon finding that the television station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse. The next renewal cycle for FOX Television Stations’ FCC applications for its full power broadcast licenses will commence in June of 2028. One television station license from the previous renewal cycle is subject to an administrative appeal at the FCC.
Ownership Regulations. Under the FCC’s national television ownership rule, one party may own television stations with a collective national audience reach of not more than 39% of all U.S. television households, subject to the UHF discount. Under the UHF discount, a UHF television station is attributed with reaching only 50% of the television households in its market for purposes of calculating national audience reach. In December 2017, the FCC issued a Notice of Proposed Rulemaking pursuant to which it will consider modifying, retaining or eliminating the 39% national television audience reach limitation (including the UHF discount). In June of 2025, the FCC released a Public Notice seeking to refresh the record on whether to eliminate the national ownership cap. The Public Notice seeks public comment on, among other things, whether networks and broadcast affiliates should be treated differently for purposes of the national ownership cap. Depending on the outcome of this deregulation examination, the Company’s ability to acquire television stations in additional markets may be affected.
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
Children’s Programming. Federal legislation limits the amount of commercial matter that may be broadcast during programming originally designed for children 12 years of age and younger to 10 ½ minutes per hour during the weekend and 12 minutes per hour during the week. In addition, FCC regulations generally require television stations to broadcast a minimum of three hours per week of programming, which, among other requirements, must serve, as a “significant purpose,” the educational and informational needs of children 16 years of age and under. Under FCC rules, one of the three hours per week may air on a television station’s multicast stream(s); the other two hours must air on the primary programming stream. A television station found not to have complied with the programming requirements or commercial limitations could face sanctions, including monetary fines and the possible non-renewal of its license.
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
Broadcast Transmission Standard. In November 2017, the FCC adopted rules to permit television broadcasters to voluntarily broadcast using the “Next Generation” broadcast television transmission standard developed by the Advanced Television Systems Committee, Inc., also referred to as “ATSC 3.0” or “NEXTGEN TV”. FOX Television Stations is actively building out ATSC 3.0 facilities and is participating in various ATSC 3.0 testing with other broadcasters, but it is too early to predict the impact of this technical standard on the Company's operations. In June 2020, the FCC adopted a Declaratory Ruling and Notice of Proposed Rulemaking declaring that local and national ownership restrictions do not apply to non-video services. In June 2023, the FCC issued a Report and Order that extended the simulcast requirement for ATSC 1.0 and ATSC 3.0 signals to July 2027. In early 2025, the National Association of Broadcasters filed a petition seeking an end of the simulcast requirements and a hard transition deadline to ATSC 3.0 standard. This proceeding may impact the roll out of both video and non-video ATSC 3.0 services.

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
A number of privacy and data security bills and regulations that address the collection, retention, disclosure, and use of personal information, breach notification requirements and cybersecurity that would impose additional obligations on businesses, including in connection with targeted advertising, are pending or have been adopted at the state and federal level. More than a dozen other states have passed or introduced similar privacy legislation. In addition, the FTC and state attorneys general and other regulators have made privacy and data security an enforcement focus. Other federal and state laws and regulations that could impact our businesses also have been or may be adopted, such as those relating to minors, tailored advertising and its measurement, and oversight of user-generated content, as well as U.S. national security restrictions regarding the transfer of certain U.S. data, such as the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons Rule issued by the U.S. Department of Justice. In addition, certain international and federal laws and all 50 states have data breach notification legislation that require businesses to notify individuals and government agencies in the event of unauthorized access or exfiltration of certain personal information.
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
The Company monitors and considers these laws and regulations, particularly with respect to the design and operation of digital content services and legal and regulatory compliance programs. There may be changes in laws and regulations or judicial or regulators’ interpretation or enforcement thereof and regulatory agencies may change their priorities or activities with respect to such laws and regulations. Any of these could result in increased compliance costs, claims, changes to business practices, including with respect to tailored advertising, or otherwise impact the Company’s business. Violations of these laws and regulations could result in significant monetary fines and other penalties, private litigation, require us to expend significant resources to defend, remedy and/or address, harm our reputation or subject us to increased scrutiny from regulators or stakeholders, even if we are not ultimately responsible for the violation.

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
The Company devotes significant resources to protecting its intellectual property, relying on a combination of copyright, trademark, unfair competition, patent, trade secret and other laws and contract provisions. There can be no assurance of the degree to which these measures will be successful in any given case. Policing unauthorized use of the Company’s products and services and related intellectual property is often difficult, and the steps taken by the Company may not in every case prevent the infringement. The Company seeks to limit that threat through a combination of approaches, including offering legitimate market alternatives, deploying digital rights management technologies, asserting infringement claims, and by pursuing takedowns and/or monetization of Company content uploaded to the Internet by third parties without Company authorization. Piracy, including in the digital environment, continues to present a threat to revenues from products and services based on intellectual property.
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
Human Capital Resources
Our workforce is the creative, strategic and operational engine of FOX’s success, and we are committed to developing and supporting our employees by offering competitive compensation and benefits, fostering a healthy work-life balance, providing growth and development opportunities, fostering workplace civility and inclusion and encouraging our employees to have an impact in their communities.
As of June 30, 2025, we had approximately 10,400 full-time employees. In the ordinary course of our business and consistent with industry practice, we also employ freelance and temporary workers who provide important production and broadcast support services. The vast majority of our workforce is based in the United

States, and a portion is unionized. Our Employment Information Report (EEO-1) is available on our website at www.foxcorporation.com. FOX’s Corporate Social Responsibility Report, also posted on our website at www.foxcorporation.com, provides a detailed review of our human capital programs and achievements. Our key human capital initiatives include:
Employee Compensation and Benefits
We are proud to invest in our people through competitive pay and comprehensive benefits designed to attract, motivate and retain our talent. Full-time employees and their family members are eligible for medical insurance, and eligible employees may participate in flexible spending accounts, health savings accounts, and qualified transportation expense accounts. We also provide employees with a health advocate service. Eligible employees receive paid time-off programs, including vacation and sick and safe time, benefits such as life insurance, accidental death and dismemberment insurance, salary replacement for up to 26 weeks of short-term disability, basic long-term disability insurance, charitable gift matching, and an employee assistance program that offers onsite counseling in our New York and Los Angeles worksites. The FOX 401(k) Savings Plan provides employees with a company contribution, and it offers a company match, Roth and post-tax contribution options and catch-up contributions. Freelance employees who work a minimum number of hours are also eligible for a medical, dental and vision plan, as well as the 401(k) savings plan and health advocate service.
Employee Wellness and Workplace Flexibility
We believe offering our employees the tools necessary for a healthy work-life balance and overall wellness empowers them to thrive in our modern workforce. We have a robust parental leave policy, our workplaces have lactation rooms for our new mothers, and we offer onsite subsidized childcare to full-time Los Angeles employees and up to 40 days of backup child, adult, elder and return-to-work care. FOX maintains a partnership with the National Alliance on Mental Illness to provide additional mental health resources to employees, including courses on strategies to build resilience, maintain mental well-being and protect against workplace burnout.
Learning and Development
FOX offers employees multiple learning and development programs, including tuition reimbursement, management and leadership development, online and on-demand e-learning, live webinars and assessment tools. We deliver specialized training on the First Amendment, defamation, privacy, infringement and other newsgathering and reporting topics to educate employees on these principles and provide advice on best practices. Additionally, FOX has established and put into action numerous early career training initiatives aimed at equipping promising individuals with vital job skills and career advancement opportunities. The award-winning FOX Internship Program offers students an exciting opportunity to gain practical experience, participating in real-world projects and seminars on the media industry, technology and professional development.
Workplace Civility and Inclusion
Trust begins in the workplace every single day. We are committed to fostering a working environment of trust for our colleagues, in which people do their best work. Harassment, discrimination, retaliation and threats to health and safety all undermine our working environment of trust and make it harder for people to excel. Therefore, it is our policy to provide a safe work environment free from this or any other unlawful conduct. Creating and maintaining an environment free of discrimination and harassment begins at the highest leadership level of the Company and we have focused on embedding this commitment throughout our policies and practices. The FOX Standards of Business Conduct and the Preventing Harassment, Discrimination and Retaliation Policy, which are posted on our website, create our framework for addressing complaints and taking remedial measures as needed. In addition, all new hires must complete training on the Preventing Harassment, Discrimination and Retaliation Policy, as well as compliance and business ethics, and existing employees must complete the training periodically. FOX also has several employee-driven Employee Resource Groups (“ERGs”) formed around encouraging a more respectful workplace community and fostering a sense of belonging. All FOX colleagues are welcome to join or participate in any or multiple ERGs.
Community Impact
Through FOX Forward, our corporate social responsibility program, we strategically invest in causes that align with FOX, our employees and our audience in an effort to create a positive impact in local communities.

Our primary areas of focus include serving veterans and active military members; expanding educational access for underserved students; and providing critical assistance to disaster-affected individuals.

ITEM 1A.    RISK FACTORS
Prospective investors should consider carefully the risk factors set forth below before making an investment in the Company’s securities.
Risks Related to Macroeconomic Conditions, Our Business and Our Industry
Changes in consumer behavior and evolving technologies and distribution platforms and offerings continue to challenge existing business models and may adversely affect the Company's business, financial condition or results of operations.
The ways in which consumers view content and technology and business models in our industry continue to rapidly evolve. New distribution platforms and offerings, increased competition from new entrants and emerging technologies have added to the complexity of maintaining predictable revenue streams. Technological advancements have driven changes in consumer behavior as consumers now have more control over when, where and how they consume content and have increased advertisers' options for reaching their target audiences. Consumer preferences have evolved toward direct-to-consumer offerings such as SVOD, AVOD and FAST services. An increasing number of FAST and SVOD services that have introduced advertising-supported tiers has intensified competition for digital advertising and may continue to do so in the future. In addition, the increasing use of time-shifting and advertising-skipping technologies that enable viewers to fast-forward or circumvent advertisements impacts the attractiveness of the Company's programming to advertisers and may adversely affect its advertising revenues. Other new technological developments are rapidly evolving in our industry such as the development and use of generative AI, including large language model applications, and the advantages and risks associated with its use are largely uncertain.
Changes in consumer behavior and technology have also had an adverse impact on MVPDs that deliver the Company's broadcast and cable networks to consumers. Consumers’ increasing viewership through direct-to-consumer offerings has contributed to industry-wide declines in subscribers to MVPD services over the last several years. These declines are expected to continue and possibly accelerate in the future. If consumers increasingly favor alternative offerings over MVPD subscriptions, the Company may continue to experience a decline in viewership and demand for the programming on its networks. The Company’s affiliate fee and advertising revenues have been negatively impacted by these trends, and these negative effects could continue and accelerate in the future. Changing distribution models may also negatively impact the Company's ability to negotiate affiliation agreements on favorable terms, which could have an adverse effect on its business, financial condition or results of operations. Our affiliate fee and advertising revenues also may be adversely affected by consumers' use of antennas (and their integration with set-top boxes or other consumer devices) to access broadcast signals to avoid subscriptions.
To remain competitive in this evolving environment, the Company must effectively anticipate and adapt to new market changes. The Company continues to focus on investing in and expanding its digital distribution offerings and direct engagement with consumers, including through Tubi, FOX Nation, FOX Weather and other offerings such as the FOX One direct-to-consumer subscription streaming service expected to launch by the Fall of 2025. However, if the Company fails to effectively safeguard and monetize the value of its content while responding to, and developing new technologies and business models to take advantage of, technological developments and consumer preferences, it could have a significant adverse effect on the Company's business, financial condition or results of operations.
The Company derives substantial revenues from the sale of advertising, and declines in advertising expenditures have caused, and could continue to cause, the Company’s revenues and operating results to decline significantly in any given period or in specific markets.
FOX’s advertising revenues have been, and may continue to be, adversely affected by factors such as changes in consumer behavior, advertising market conditions and deficiencies in audience measurement, and they vary substantially due to cyclical sports events and elections.
The evolution of consumer preferences toward direct-to-consumer streaming offerings and other digital products and the increasing number of entertainment choices has intensified audience fragmentation and reduced viewership through traditional linear distribution models. This has caused ratings and viewership declines for television networks, including some of our networks. These changes have also given rise to new ways of purchasing advertising, as well as a general shift in advertising expenditures toward streaming and other digital offerings, some of which may not be as beneficial to us as traditional advertising methods. In addition, increased digital advertising available in the marketplace due to the proliferation of advertising-supported direct-to-consumer offerings has intensified, and may continue to intensify, competition for viewers and advertising. Periods of economic weakness also could accelerate industry-wide shifts in advertising expenditures from linear to digital advertising. There can be no assurance that we can successfully navigate the evolving digital advertising market or that the digital advertising revenues we generate will offset the declines in advertising revenues generated by our traditional linear networks.
The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers' spending priorities and the economy in general or the economy of an individual geographic market as described further below. Our ability to generate advertising revenue also depends on demand for our content, the viewers in our targeted demographics, advertising rates, targeting capabilities, results observed by advertisers, the perceived effectiveness of our advertising offerings and alternative advertising options. In addition, factors such as terrorist acts, wars, political uncertainties and hostilities, natural and other disasters and widespread health emergencies can also negatively impact advertising revenues.
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
Advertising sales also largely depend on audience measurement and could be negatively affected if measurement methodologies do not accurately reflect actual viewership levels. Although Nielsen’s statistical sampling method is the primary measurement methodology used for our linear television advertising sales, we measure and monetize our digital platforms based on a combination of internal and third-party data, including demographic composite estimates. The industry is transitioning to a multiplatform measurement environment in an effort to more completely measure viewership and advertising across linear and digital platforms, but has not yet established a consistent, broadly accepted measure of multiplatform audiences. Although we expect multiplatform measurement innovation and standards to benefit us as the advertising market continues to evolve and are actively working to improve our internal measurement capabilities, we are still largely dependent on third parties to provide these solutions. Declines in advertising revenues may also be caused by regulatory intervention or other third-party action that impacts where and when advertising may be placed. If negative impacts on advertising revenues continue or accelerate, they could have a material adverse effect on the Company's business, financial condition or results of operations.
Because the Company derives a significant portion of its revenues from a limited number of distributors, the failure to enter into or renew affiliation and carriage agreements on favorable terms, or at all, could have a material adverse effect on the Company’s business, financial condition or results of operations.
The Company depends on affiliation and carriage arrangements that enable it to reach a large percentage of households through MVPDs and third party-owned television stations. There can be no assurance that these agreements will be renewed in the future, or renewed on favorable terms, including terms related to pricing, programming tiers and bundles, and the types of rights we grant distributors. The inability to enter into or renew MVPD arrangements on favorable terms, or at all, or the loss of carriage on MVPDs’ most widely distributed programming tiers or their targeted, genre-focused programming tiers (sometimes referred to as “skinny bundles”) could reduce the distribution of the Company’s owned and operated television stations and broadcast and cable networks, which could adversely affect the Company’s revenues from affiliate fees and its ability to sell national and local advertising time. The loss of favorable MVPD packaging, positioning, pricing or other marketing opportunities could also negatively impact the Company’s revenues from affiliate fees. Consolidation among MVPDs, their increased vertical integration into the cable or broadcast network business or their use of alternative technologies to offer their subscribers access to local broadcast network programming could increase their negotiating leverage. Competitive pressures faced by MVPDs, particularly in light of evolving consumer viewing patterns and distribution models, could adversely affect the terms of our contract renewals with MVPDs. In addition, our strategic initiatives could negatively impact our ability to renew our MVPD agreements on terms that are favorable to all our networks. If the Company and an MVPD reach an impasse in contract renewal negotiations, the Company's networks and owned and operated television stations could become unavailable to the MVPD’s subscribers (i.e., “go dark”), which, depending on the length of time and the size of the MVPD, could have a negative impact on the Company's revenues from affiliate fees and advertising.
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
As described above, changes in technology and consumer behavior have contributed to industry-wide declines in the number of subscribers to MVPD services over the last several years, which have had a negative impact on the number of subscribers to the Company’s networks. These industry-wide subscriber declines are expected to continue and possibly accelerate in the future. The majority of the Company’s affiliation agreements with MVPDs are multi-year contracts that provide for payments to the Company that are based in part on the number of MVPD subscribers covered by the agreement. If declines in the number of MVPD subscribers are not fully offset by affiliate rate increases, the Company’s affiliate fee revenues will be negatively affected. Because MVPD subscriber losses could also decrease the potential audience for the Company’s networks, which is a critical factor affecting both the pricing and volume of advertising, future MVPD subscriber declines could also adversely impact the Company’s advertising revenues.
The Company is exposed to risks associated with weak economic conditions and increased volatility and disruption in the financial markets.
Prevailing economic conditions and the state of the financial markets affect various aspects of our business. Factors that have affected and could in the future affect economic and financial conditions include actual or perceived uncertainty about economic stability (including taxes and tariffs) and social and political uncertainties and conflicts, changes in consumer confidence, recession, high inflation, declining economic growth, diminished availability of credit, higher interest rates, unemployment rates and changes in consumer spending habits. Weak economic conditions have had and may continue to have an adverse impact on the Company's business, financial condition and results of operations. For example, reduced advertising expenditures due to a weak economy can negatively impact our advertising revenues, and increasing inflation raises our labor and other costs required to operate our business. Increased volatility and weakness in the financial markets, the further tightening of credit markets or a decrease in our debt ratings assigned by ratings agencies could adversely affect our ability to cost-effectively refinance outstanding indebtedness or obtain new financing.
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
The Company operates in a rapidly evolving and highly competitive industry.
The Company competes with other companies for high-quality content, talent, audiences, advertisers’ expenditures and distribution. The Company’s ability to compete effectively depends on a number of factors, including our ability to consistently offer popular content, successfully adapt to evolving technologies and distribution platforms and offerings, and maintain widespread distribution of our content. Increased competition in the acquisition of programming may affect the scope of rights we are able to acquire and the cost of such rights, and the future value of the rights we acquire or retain cannot be predicted with certainty.
The composition of our competitors has evolved in recent years with the entrance of new participants, including companies in adjacent sectors with significant financial, marketing and other resources, greater efficiencies of scale, fewer regulatory burdens and more competitive pricing. These competitors could also have preferential access to competitive information such as customer data or important technologies such as generative AI technologies, including large language model applications. Generative AI may enable new competitors to rapidly produce large volumes of content and replicate or imitate our proprietary content without authorization, attribution or compensation. This could dilute the value of our content, reduce audience engagement or lead to negative impacts on our revenues. In addition, our ability to compete could be negatively affected if our efforts to enhance the value of our offerings with these technologies are not successful. Our competitors also include companies with interests in multiple media and entertainment businesses that are vertically integrated. The media and entertainment industry is undergoing a period of rapid and significant change, with several industry participants in the midst of transformative transactions that may further complicate the competitive environment. Industry consolidation and alliances among industry participants have also increased, and may continue to do so, intensifying competitive pressures.
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
Programming distribution is a speculative business since the revenues derived from the distribution of content depend primarily on its acceptance by the public, which is difficult to predict. Low public acceptance of the Company's content will adversely affect the Company’s results of operations. The commercial success of our programming also depends on the quality and acceptance of other competing programming, the growing number of alternative forms of entertainment and leisure activities, general economic conditions and their effects on consumer spending and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Moreover, we must often invest substantial amounts in programming and the acquisition of sports rights before we learn the extent to which the content will earn consumer acceptance and, as described below, competition for popular content, particularly sports and entertainment programming, is intense. A decline in the ratings or popularity of the Company’s news, sports or entertainment programming or the Company's failure to obtain or retain rights to popular content could adversely affect the Company’s advertising revenues in the near term and, over a longer period of time, its affiliate fee revenues.
Our business depends on the popularity of special sports events and the continued popularity of the sports leagues and teams for which we have programming rights.
Our sports business depends on the popularity and success of the sports franchises, leagues and teams for which we have acquired broadcast and cable network programming rights. If a sports league declines in popularity or fails to generate fan enthusiasm, this may negatively impact our sports programming viewership and advertising and affiliate fee revenues. Our operating results may be impacted in part by special events, such as the NFL’s Super Bowl, which is broadcast on the FOX Network on a rotating basis with other networks, and the FIFA World Cup, which occurs every four years, and other regular and post-season sports events that air on our networks. Our advertising and affiliate fee revenues are subject to fluctuations based on the dates of sports events and their availability for viewing on our networks and the popularity of the competing teams. For example, any decrease in the number of post-season games played in a sports league for which we have acquired broadcast programming rights, or the participation of a smaller-market sports franchise in post-season competition could result in lower advertising revenues for the Company. There can be no assurance that any sports league will continue to generate fan enthusiasm or provide the expected number of regular and post-season games for advertisers and customers, and the failure to do so could result in a material adverse effect on our business, financial condition or results of operations. A shortfall in the expected popularity of the sports events for which the Company has acquired rights or in the volume of sports programming the Company expects to distribute could adversely affect the Company’s advertising revenues in the near term and, over a longer period of time, its affiliate fee revenues.
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
Our brands, particularly the FOX brand, are among our most valuable assets. We believe our brand image, awareness and reputation strengthen our relationship with consumers and contribute significantly to the success of our business. Maintaining, enhancing and extending our brands may require us to make significant investments in marketing, programming or new products, services or events, and these investments may not be successful. We may introduce new programming that is not popular with our consumers and advertisers, which may negatively affect our brands. To the extent our content is not compelling to consumers, it may adversely impact our ability to maintain a positive reputation. The Company’s brands, credibility and reputation have been impacted from time to time, and could be damaged in the future, by incidents that erode consumer, advertiser or business partner trust or a perception that the Company’s offerings, including its journalism, programming and other content, are low quality, unreliable or fail to attract and retain audiences. For example, the manipulation of content by bad actors, including the creation of “deep fakes” (videos created with AI to realistically impersonate persons such as journalists or political candidates), could erode audience trust by making it difficult to determine what is real. FOX’s brands, credibility and reputation also could be adversely impacted if AI tools misattribute incorrect information to the Company or if the Company’s use of AI in its own products and services produces content, information, analyses or recommendations that are alleged to be deficient, inaccurate, biased, harmful, discriminatory, an intellectual property infringement, a violation of privacy rights or otherwise problematic. Additionally, litigation, governmental scrutiny and fines and significant negative claims or publicity regarding the Company or its operations, content, products, management, employees, practices, advertisers, business partners and culture, including individuals associated with content we create or license, may damage the Company's reputation and brands, even if meritless or untrue. To the extent our marketing, cybersecurity, customer service and public relations efforts are not effective or result in negative consumer reaction, our ability to maintain a positive reputation may likewise be adversely impacted. If we are not successful in maintaining or enhancing the image or awareness of our brands, or if our reputation is harmed for any reason, it could have a material adverse effect on our business, financial condition or results of operations.
Acquisitions, investments and other strategic initiatives present many risks, and we may not realize the financial and strategic goals we had contemplated, which could adversely affect our business, financial condition or results of operations.
We have acquired and invested in, and expect to continue acquiring and investing in, new businesses, products, services, technologies and other strategic initiatives to complement, enhance or expand our current businesses or otherwise offer us growth opportunities. Such acquisitions and investments may involve significant risks and uncertainties, including insufficient revenues from an investment to offset any new liabilities assumed and expenses associated with it; failure to perform as expected, meet financial projections, achieve strategic goals or further develop an acquired business, product, service or technology; unidentified issues not discovered in our due diligence that could cause us to not realize anticipated benefits or to incur unanticipated liabilities; difficulties in integrating the operations, personnel, technologies and systems of acquired businesses; the potential loss of key employees or customers of acquired businesses; the diversion of management attention from current operations; and legal and regulatory limitations. Additionally, strategic initiatives may cause potential disruption to our business and operations or unanticipated challenges to or loss of our relationships with new or existing advertisers, distributors, viewers, and others with whom we do business; and delays in or the cancellation of announced transactions or initiatives may occur. Because acquisitions, investments and strategic initiatives are inherently risky and their anticipated benefits or value may not materialize, they may adversely affect our business, financial condition or results of operations.
The loss of key personnel, including talent, could disrupt the management or operations of the Company’s business and adversely affect its revenues.
The Company's business depends on the continued efforts and abilities of key personnel, including news, sports and entertainment personalities. The loss of such personnel could disrupt the management or operations of the Company’s business and adversely affect its revenues. The Company employs or independently contracts with several news, sports and entertainment personalities who are featured on programming the Company offers. These personalities sometimes have a significant impact on the ranking of a cable network or station and its ability to attract and retain an audience and sell advertising. There can be no assurance that they will remain with us or retain their current appeal, that the costs associated with retaining current talent and hiring new talent will be favorable or acceptable to us, or that new talent will be as successful as their predecessors. Any of the foregoing could adversely affect the Company's business, financial condition or results of operations.
Labor disputes may disrupt our operations and adversely affect the Company’s business, financial condition or results of operations.
In a variety of the Company’s businesses, the Company and its partners engage the services of writers, directors, actors, musicians and other creative talent, commentators, production crew members, trade and craft employees and others whose services are subject to collective bargaining agreements. Certain of these are industry-wide agreements negotiated by the Alliance of Motion Picture and Television Producers (the “AMPTP”) of which the Company is a non-voting member. The Company is bound by and enjoys the benefits of AMPTP-negotiated collective bargaining agreements, but is not directly involved in negotiating them. When negotiations to renew collective bargaining agreements are not successful or become unproductive, strikes, work stoppages or lockouts have occurred in the past, and such events could occur in the future. Such events have caused, and may in the future cause, delays in production, higher production costs and increased costs of labor, which could reduce profit margins and could, over the long term, have an adverse effect on the Company's business, financial condition or results of operations.
In addition, our networks have programming rights agreements of varying scope and duration with various sports leagues to broadcast and produce sports events, including certain college football and basketball, NFL and MLB games. Any labor disputes that occur in any such league may preclude us from airing or otherwise distributing scheduled games or events, resulting in decreased revenues, which could adversely affect our business, financial condition or results of operations.
The Company has recognized, and could continue to recognize, asset impairment charges for goodwill, intangible assets, programming and other assets and investments.
The Company performs an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets, including FCC licenses. The Company also continually evaluates whether current factors or indicators, such as the prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets, as well as other long-lived assets. Any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of our programming could lead to a downward revision in the fair value of certain reporting units. The Company holds investments in marketable and non-marketable equity securities. These investments are recorded either at fair value and measured on a recurring basis based on quoted prices in active markets or on a non-recurring basis whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The occurrence of certain events or circumstances has resulted in, and could continue to result in, a downward revision in the fair value of a reporting unit, indefinite-lived intangible assets, programming rights, investments or long-lived assets that could result in a non-cash impairment charge. Any such charge could be material to the Company’s reported net earnings in a given reporting period. During fiscal 2025, in connection with the Company’s annual impairment assessment, the Company recorded a non-cash impairment charge for intangible assets of approximately $70 million at the Television segment primarily related to FCC licenses. See Note 2, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements included in this Form 10-K for further discussion.
Risks Relating to Cybersecurity, Piracy, Privacy and Data Protection
The degradation, failure or misuse of the Company’s network and information systems and other technology could cause a disruption of services or improper disclosure of personal data or other confidential information, resulting in increased costs, liabilities or loss of revenue.
Cloud services, content delivery and other networks, information systems and other technologies that we or our vendors or other partners use, including technology systems used in connection with the production and distribution of our content (the “Systems”), are critical to our business activities, and shutdowns or disruptions of, and cybersecurity attacks on, the Systems pose increasing risks. Disruptions to the Systems, such as computer hacking and phishing, theft, computer viruses, ransomware, worms or other destructive software, process breakdowns, denial of service attacks or other malicious activities, as well as power outages, natural or other disasters (including extreme weather), human error, terrorist and/or nation state-sponsored activities and insider threats (including actions by persons linked to hostile foreign governments, and/or organized criminal groups), may affect the Systems and could result in disruption of our services, misappropriation, misuse, alteration, theft, loss, leakage, falsification, and accidental or premature release or improper disclosure of confidential or other information, including intellectual property and personal data (of third parties, employees and users of our streaming services and other digital properties) contained on the Systems. The techniques used to access, disable or degrade service or sabotage systems change frequently and continue to become more sophisticated and targeted, and the increasing use of AI may intensify cybersecurity risks. In addition, ongoing tensions with China, North Korea, Russia and other nation states, conflicts in the Middle East and Europe, and other geopolitical events may lead to cyberattacks or other actions that could lead to a disruption of services, improper disclosure of personal data or other confidential information, or otherwise negatively impact the Systems (including supply chain disruption and attacks). The Company’s high-profile sports and entertainment programming and its extensive news coverage of elections, sociopolitical events and public controversies subject us to heightened cybersecurity risks. From time to time, the Company experiences cybersecurity threats and attacks. Although no cybersecurity incident has been material to the Company’s businesses to date, we expect to continue to be subject to cybersecurity threats and attacks and there can be no assurance that we will not experience a material incident. Any cybersecurity incidents could result in a disruption of our operations, customer or advertiser dissatisfaction, damage to our reputation or brands, regulatory investigations, claims, lawsuits or loss of customers or revenue, and the Company may also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and may be required to expend significant resources to defend, remedy and/or address any incidents. While we and our vendors and partners continue to develop, implement and maintain security measures seeking to identify and mitigate cybersecurity risks, including unauthorized access to or misuse of the Systems, such efforts are costly, require ongoing monitoring and updating and may not be successful in preventing these events from occurring. In addition, the Company’s recovery and business continuity plans may not be adequate to address any cybersecurity incidents that occur, and the Company may not have adequate insurance coverage to compensate it for any losses that may occur.
Technological developments may increase the threat of content piracy and signal theft and limit the Company’s ability to protect its intellectual property rights.
Content piracy and signal theft present a threat to the Company’s revenues from products and services, including television shows, cable and other programming. The Company seeks to limit the threat of content piracy as well as cable and direct broadcast satellite programming signal theft; however, policing unauthorized use of the Company’s products and services and related intellectual property is often difficult and the steps taken by the Company may not in every case prevent infringement. Although no content theft has been material to the Company’s businesses to date, we expect to continue to be subject to content threats and there can be no assurance that we will not experience a material incident. Developments in technology increase the threat of content piracy by making it easier to create, access, duplicate, widely distribute, display and store high-quality pirated material. These developments include recent advances in AI and large language model applications, digital copying, file compression technology, growing penetration of high-bandwidth Internet connections, increased availability and speed of mobile data networks, and new devices and applications that enable unauthorized access to content. In addition, developments in software or devices that circumvent encryption technology and the falling prices of devices incorporating such technologies increase the threat of unauthorized use and distribution of direct broadcast satellite programming signals and distribution to MVPDs with set-top boxes, and the proliferation of user-generated content sites and live and stored video streaming sites that deliver unauthorized copies of copyrighted content may adversely impact the Company’s businesses. The proliferation of unauthorized reproduction, display, distribution and/or use of the Company’s content could have an adverse effect on the Company’s businesses and profitability because it reduces the revenue that the Company could potentially receive from the legitimate sale and distribution of its products and services. The legal landscape for new technologies remains uncertain, and legal developments in this area could negatively impact the Company’s ability to deploy new technologies or its ability to protect against uses of FOX’s proprietary content by unauthorized third parties, including generative AI developers. The Company’s use or adoption of such new technologies may also increase the Company’s exposure to intellectual property claims and further increase its enforcement costs.
The Company takes a variety of actions to combat piracy and signal theft, but the protection of the Company’s intellectual property rights depends on the scope and duration of the Company’s rights as defined by applicable laws in the U.S. and abroad and how those laws are construed. If those laws are interpreted in ways that limit the extent or duration of the Company’s rights or if existing laws are changed, the Company’s ability to generate revenue from intellectual property may decrease or the cost of obtaining and enforcing its rights may increase. A change in the laws of one jurisdiction may also have an impact on the Company’s overall ability to protect its intellectual property rights across other jurisdictions. The Company’s efforts to enforce its rights and protect its products, services and intellectual property may not be successful in preventing content piracy or signal theft. Further, while piracy and the proliferation of piracy-enabling technology tools continue to escalate, if any laws intended to combat piracy and protect intellectual property are repealed, weakened or not adequately enforced, or if the applicable legal systems fail to evolve and adapt to new technologies that facilitate piracy, we may be unable to effectively protect our rights, the value of our intellectual property may be negatively impacted, and our costs of enforcing our rights could increase.
Third parties may challenge the validity or scope of the Company’s intellectual property from time to time, and such challenges could result in the limitation or loss of the Company’s intellectual property rights. Even if not valid, such claims may result in substantial costs and diversion of resources that could have an adverse effect on the Company’s operations.
The Company is subject to complex laws, regulations, rules, industry standards and contractual obligations related to privacy and personal data protection, which are evolving, inconsistent and potentially costly.
We are subject to U.S. federal and state laws and regulations, as well as those of other countries, relating to the collection, use, disclosure and security of personal information. The number and complexity of these laws and regulations continues to increase. For example, more than a dozen states have passed legislation imposing broad obligations on businesses’ collection, use, handling and disclosure of personal information of their respective residents and imposing fines for noncompliance. In addition, the E.U., the U.K. and other countries have privacy and data security legislation with significant penalties for violations that apply to certain of the Company’s operations. New privacy and data protection laws and regulations continue to be introduced and interpretations of existing privacy laws and regulations, some of which may be inconsistent with one another, continue to evolve. As a result, significant uncertainty exists as to their application and scope. Compliance with these laws and regulations may be costly and could require the Company to change its business practices, including in connection with data-driven targeted advertising. Although the Company expends significant resources to comply with data privacy and protection laws, we have been and may continue to be subject to legal claims and may be subject to regulatory action despite these efforts. Any such actions could result in damage to our reputation or brands, loss of customers or revenue, and other negative impacts to our operations. The Company may also be subject to liability under relevant contractual obligations and may be required to expend significant resources to defend, remedy and/or address any claims. The Company may not have adequate insurance coverage to compensate it for any losses that may occur. For more information, see Item 1, “Business – Government Regulation – Privacy and Information Regulation.”
Risks Relating to Legal and Regulatory Matters
Changes in laws and regulations, or the interpretation or enforcement thereof, may have an adverse effect on the Company’s business, financial condition or results of operations.
The Company is subject to a variety of laws and regulations in the jurisdictions in which its businesses operate, as described in Item 1 “Business – Government Regulation.” The U.S. television broadcasting and traditional MVPD industries are highly regulated by federal laws and regulations issued and administered by various federal agencies, including the FCC. Among other things, the Company is required to apply for and operate in compliance with licenses from the FCC to operate its television stations, purchase a new television station, or sell an existing television station. The Company may be subject to investigations or fines under FCC rules and policies, or delays in its renewal and other applications with the FCC. From time to time, the FCC considers whether virtual MVPDs should be considered MVPDs (as defined and regulated by the FCC), which could negatively impact the Company’s distribution model.
The Company could be adversely affected by new laws and regulations, changes in existing laws and regulations, changes in judicial and regulators’ interpretations of laws and regulations or in regulators’ priorities or activities, as well as by the threat that additional laws or regulations may be forthcoming. In particular, the legal and regulatory landscape governing new technologies such as AI remains unsettled and is an area of increasing regulatory focus. Developments in this area may adversely impact the Company’s business, including through increased legal liability risk and compliance costs associated with the use of AI and large language models. In addition, new laws and regulations may vary between local, state, federal and international jurisdictions and may conflict, and the enforcement of these laws and regulations may be inconsistent and unpredictable, further intensifying compliance risks. Changes in the legal or regulatory landscape could require FOX to change or limit certain of its business practices in ways that negatively impact the Company, including its competitive position and its ability to generate revenues. FOX could also incur substantial costs to comply with new and existing laws and regulations and could face substantial penalties or other liabilities, reputational damage or increased scrutiny from regulators or stakeholders if it fails to comply with such laws and regulations. Any of the foregoing could have a material adverse effect on FOX’s business, financial condition or results of operations.
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
The Company uses satellite systems to transmit its broadcast and cable networks to affiliates. The distribution facilities include communications satellites, uplinks, downlinks, and studio and transmitter facilities. Transmissions may be disrupted or degraded as a result of local disasters, extreme weather, power outages, terrorist attacks, cyberattacks or other events that impair on-ground uplinks or downlinks or studio and transmitter facilities, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, failure to secure alternate distribution facilities in a timely manner could have a material adverse effect on the Company’s business and results of operations. In the event of a business disruption of the Company’s television station and cable network studio and transmitter facilities, a failure to restore such facilities in a timely manner could have a material adverse effect on the Company’s businesses and results of operations. In 2020, the FCC reallocated sixty percent of a band of satellite transmission spectrum known as the “C-Band” used by the television industry to transmit programming in order to free up spectrum for the next generation of commercial wireless broadband services. This has reduced the availability and use of satellite transmission spectrum for the television industry. In February 2025, the FCC began a proceeding to explore whether the remaining C-Band should be, in whole or in part, reallocated for commercial wireless and/or broadband services. On July 4, 2025, the One Big Beautiful Bill Act was signed into law, directing the FCC to conduct within two years an auction of at least 100 MHz of C-Band spectrum. The decreased availability of satellite transmission spectrum could diminish the quality of and increase interference to our transmissions, which could significantly hinder the Company’s ability to deliver its programming to broadcast affiliates and traditional MVPDs.
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
From time to time, we are subject to various legal proceedings (including class action and individual lawsuits, administrative complaints, regulatory investigations and arbitration proceedings), involving claims relating to, among other things, competition, intellectual property rights, employment and labor matters, personal injury and property damage, free speech, data privacy and protection, regulatory requirements, and advertising, marketing and selling practices. See Note 14, “Commitments and Contingencies,” to the accompanying consolidated financial statements included in this Form 10-K for a discussion of certain of these matters. The Company has incurred significant expenses defending against the defamation and disparagement matters described in Note 14, including the payment of approximately $800 million to settle the Dominion matter and a related lawsuit in April 2023.
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
Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the outstanding FOX Class A Common Stock and 43.39% of FOX Class B Common Stock, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional less than one percent of FOX Class B Common Stock. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of FOX Class A Common Stock and 43.90% of FOX Class B Common Stock.
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
The Company’s Board has approved a $12 billion stock repurchase program for the FOX Class A Common Stock and FOX Class B Common Stock, which has and in the future could increase the percentage of FOX Class B Common Stock held by the Murdoch Family Trust. The Company has entered into a stockholders agreement with the Murdoch Family Trust pursuant to which the Company and the Murdoch Family Trust have agreed not to take actions that would result in the Murdoch Family Trust and Murdoch family members together owning more than 44% of the outstanding voting power of the shares of FOX Class B Common Stock or would increase the Murdoch Family Trust’s voting power by more than 1.75% in any rolling 12-month period. The Murdoch Family Trust would forfeit votes to the extent necessary to ensure that the Murdoch Family Trust and the Murdoch family collectively do not exceed 44% of the outstanding voting power of the Class B Common Stock, except where a Murdoch family member votes their own shares differently from the Murdoch Family Trust on any matter.
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
From time to time, the Company experiences cybersecurity threats and attacks. Although no cybersecurity incident has materially affected the Company’s businesses to date, FOX expects to continue to be subject to cybersecurity threats and attacks and there can be no assurance that the Company will not experience a material incident. For more information, see Item 1A., “Risk Factors—Risks Relating to Cybersecurity, Piracy, Privacy and Data Protection.”
ITEM 2.    PROPERTIES
FOX owns the FOX Studio Lot in Los Angeles, California. The historic lot is located on over 50 acres of land and has over 1.85 million square feet of space for both administration and production/post-production services available to service a wide array of industry clients, including 15 sound stages, theaters and screening rooms, editing rooms and other television and film production facilities. The FOX Studio Lot provides two primary revenue streams — the lease of a portion of the office space to Disney and other third parties and the operation of studio facilities for third-party productions, which until March of 2026 will predominantly be Disney productions.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Fox Corporation’s Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), are listed and traded on The Nasdaq Global Select Market under the symbols “FOXA” and “FOX,” respectively. As of June 30, 2025, there were approximately 12,900 holders of record of shares of Class A Common Stock and approximately 2,700 holders of record of shares of Class B Common Stock.
We expect to continue to pay semi-annual dividends, although each dividend is subject to approval by the Company’s Board of Directors (See Note 11—Stockholders’ Equity to the accompanying Consolidated Financial Statements under the heading “Dividends”).
Below is a summary of the Company’s repurchases of its Class A Common Stock during fiscal 2025:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
First quarter fiscal 2025	6,376,797	$39.22
Second quarter fiscal 2025	5,480,348	45.62
Third quarter fiscal 2025	4,682,037	53.38
April 1, 2025 - April 30, 2025	997,155	50.14
May 1, 2025 - May 31, 2025	2,351,080	55.29
June 1, 2025 - June 30, 2025	1,281,951	54.60
Total fiscal 2025	21,169,368	47.24	$400

(a)	The Company has not made any purchases of Common Stock other than in connection with the publicly announced stock repurchase program described below.
(b)	These amounts exclude any fees, commissions, excise taxes or other costs associated with the share repurchases.
(c)
The Company’s Board of Directors has authorized a stock repurchase program, under which the Company can repurchase $7 billion of Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time. Subsequent to June 30, 2025, the Company announced that the Board has authorized incremental stock repurchases of an additional $5 billion of Class A and Class B Common Stock. With this increase, the Company’s total stock repurchase authorization is now $12 billion.

In total, the Company repurchased approximately 21 million shares of Class A Common Stock for approximately $1 billion during fiscal 2025.
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
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred either during the fiscal year ended June 30, (“fiscal”) 2025 or early fiscal 2026 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for fiscal 2025 and 2024. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for fiscal 2025 and 2024, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of June 30, 2025. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
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
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 as filed with the SEC on August 8, 2024 for management’s discussion and analysis of our financial condition and results of operations for fiscal 2023, including comparison to fiscal 2024.
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
•Television, which produces, acquires, markets and distributes programming through the FOX broadcast network, advertising-supported video-on-demand (“AVOD”) service Tubi, 29 full power broadcast television stations, including 11 duopolies, and other digital platforms, primarily in the U.S. Eighteen of the broadcast television stations are affiliated with the FOX Network and 11 are affiliated with MyNetworkTV. The segment also includes various production companies that produce content for the Company and third parties.
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
The Company’s Cable Network Programming and Television segments derive the majority of their revenues from affiliate fees for the transmission of content and advertising sales. For fiscal 2025, the Company generated revenues of $16 billion, of which approximately 47% was generated from affiliate fees, approximately 42% was generated from advertising, and approximately 11% was generated from other operating activities.
Affiliate fees primarily include (i) monthly subscriber-based license and retransmission consent fees paid by programming distributors that carry the Company’s cable networks and owned and operated television stations and (ii) fees received from non-owned and operated television stations that are affiliated with the FOX Network. U.S. law governing retransmission consent provides a mechanism for the television stations owned by the Company to seek and obtain payment from MVPDs that carry the Company’s broadcast signals.
For more information, see Item 1. “Business” and Item 1A. “Risk Factors.”

RESULTS OF OPERATIONS
Results of Operations—Fiscal 2025 versus Fiscal 2024
The following table sets forth the Company’s operating results for fiscal 2025, as compared to fiscal 2024:

	For the years ended June 30,
	2025	2024	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$7,656	$7,324	$332	5%
Advertising	6,865	5,444	1,421	26%
Other	1,779	1,212	567	47%
Total revenues	16,300	13,980	2,320	17%
Operating expenses	(10,518)	(9,089)	(1,429)	(16)%
Selling, general and administrative	(2,168)	(2,024)	(144)	(7)%
Depreciation and amortization	(385)	(389)	4	1%
Restructuring, impairment and other corporate matters	(350)	(67)	(283)	**
Equity losses of affiliates	(29)	(44)	15	34%
Interest expense, net	(227)	(216)	(11)	(5)%
Non-operating other, net	438	(47)	485	**
Income before income tax expense	3,061	2,104	957	45%
Income tax expense	(768)	(550)	(218)	(40)%
Net income	2,293	1,554	739	48%
Less: Net income attributable to noncontrolling interests	(30)	(53)	23	43%
Net income attributable to Fox Corporation stockholders	$2,263	$1,501	$762	51%

**	not meaningful
Overview—The Company’s revenues increased $2.3 billion or 17% for fiscal 2025, as compared to fiscal 2024, due to higher affiliate fee, advertising and other revenues. The increase of $332 million or 5% in affiliate fee revenue was primarily due to the impact of higher average rates per subscriber and higher fees received from television stations that are affiliated with the FOX Network of approximately $790 million, partially offset by the approximately $460 million impact of a lower average number of subscribers across all networks. The increase of $1.4 billion or 26% in advertising revenue was primarily due to the approximately $870 million impact related to sports programming led by revenues from the broadcast of Super Bowl LIX in February 2025 and higher National Football League (“NFL”) pricing. The remaining increase of approximately $550 million was primarily due to the impact of political advertising revenue due to the 2024 presidential and congressional elections predominantly at the Company’s owned and operated television stations, continued digital growth led by the Tubi AVOD service and higher news pricing and audiences. The increase of $567 million or 47% in other revenues was primarily due to higher sports sublicensing revenue.
Operating expenses increased $1.4 billion or 16% for fiscal 2025, as compared to fiscal 2024, primarily due to the approximately $1 billion impact of higher sports programming rights amortization and production costs driven by higher NFL costs, including the broadcast of Super Bowl LIX in February 2025, and higher college football costs, including licensing costs for rights that are sublicensed, partially offset by the absence of WWE. The remaining increase of approximately $380 million was primarily due to higher digital content costs, entertainment programming rights amortization and higher newsgathering costs principally due to the 2024 presidential election.

Selling, general and administrative expenses increased $144 million or 7% for fiscal 2025, as compared to fiscal 2024, primarily due to higher employee costs.
Restructuring, impairment and other corporate matters—See Note 4—Restructuring, Impairment and Other Corporate Matters to the accompanying Financial Statements.
Interest expense, net—Interest expense, net increased $11 million or 5% for fiscal 2025, as compared to fiscal 2024, primarily due to lower interest income as a result of lower interest rates, partially offset by a lower average amount of debt outstanding.
Non-operating other, net—See Note 20—Additional Financial Information to the accompanying Financial Statements under the heading “Non-Operating Other, net.”
Income tax expense—The Company’s tax provision and related effective tax rate of 25% for fiscal 2025 was higher than the statutory rate of 21% primarily due to state taxes and other permanent items.
The Company’s tax provision and related effective tax rate of 26% for fiscal 2024 was higher than the statutory rate of 21% primarily due to state taxes.
Net income—Net income increased $739 million or 48% for fiscal 2025, as compared to fiscal 2024, primarily due to higher Segment EBITDA (as defined below) and a change in fair value of the Company’s investments in equity securities, partially offset by higher provision for income tax, the absence of a gain on a contribution of assets and the legal settlement and other costs associated with the discontinuation of Venu Sports (See Note 3—Acquisitions, Disposals and Other Transactions to the accompanying Financial Statements).
Segment Analysis
The Company’s operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is Segment EBITDA (defined below). Due to the integrated nature of these operating segments, estimates and judgments are made in allocating certain assets, revenues and expenses. Intersegment transactions principally relate to the sublicensing of sports content and rental of studio and administrative space, which are recorded consistently with the recognition of transactions with third parties and are eliminated in consolidation.
Segment EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Restructuring, impairment and other corporate matters, Equity earnings (losses) of affiliates, Interest expense, net, Non-operating other, net and Income tax expense. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s operating segments because it is the primary measure used by the Company’s chief operating decision maker, the Chief Executive Officer, to monitor actual versus budget and prior fiscal year financial results, forecast future periods and perform competitive analyses to evaluate performance and allocate resources.

Fiscal 2025 versus Fiscal 2024
The following tables set forth the Company’s Revenues and Segment EBITDA for fiscal 2025, as compared to fiscal 2024:

	For the years ended June 30,
	2025	2024	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Cable Network Programming	$6,930	$5,955	$975	16%
Television	9,325	7,875	1,450	18%
Corporate and Other	244	209	35	17%
Eliminations	(199)	(59)	(140)	**
Total revenues	$16,300	$13,980	$2,320	17%

	For the years ended June 30,
	2025	2024	$ Change	% Change
(in millions, except %)			Better/(Worse)
Segment EBITDA
Cable Network Programming	$3,030	$2,693	$337	13%
Television	945	506	439	87%
Corporate and Other	(351)	(316)	(35)	(11)%
Adjusted EBITDA(a)	$3,624	$2,883	$741	26%

**	not meaningful
(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.
Cable Network Programming (43% of the Company’s revenues in fiscal 2025 and 2024)

	For the years ended June 30,
	2025	2024	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Affiliate fee	$4,316	$4,188	$128	3%
Advertising	1,531	1,262	269	21%
Other	1,083	505	578	**
Total revenues	6,930	5,955	975	16%
Operating expenses	(3,275)	(2,668)	(607)	(23)%
Selling, general and administrative	(635)	(610)	(25)	(4)%
Amortization of cable distribution investments	10	16	(6)	(38)%
Segment EBITDA	$3,030	$2,693	$337	13%

**	not meaningful
Revenues at the Cable Network Programming segment increased $975 million or 16% for fiscal 2025, as compared to fiscal 2024, due to higher affiliate fee, advertising and other revenues. Affiliate fee revenue increased $128 million or 3% as higher average rates per subscriber were partially offset by a decrease in the average number of subscribers. The increase of $269 million or 21% in advertising revenue was primarily due to higher news pricing and audiences and higher news digital advertising revenue. The increase of $578 million in other revenues was primarily due to higher sports sublicensing revenue.
Cable Network Programming Segment EBITDA increased $337 million or 13% for fiscal 2025, as compared to fiscal 2024, due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased $607 million or 23% primarily due to higher sports programming rights amortization and production costs driven by higher college football costs, including licensing costs for rights that are sublicensed, partially offset by the absence of the Fédération Internationale de Football Association Women’s World Cup and the Union of European Football Associations European Championship in the current year. Also contributing to this increase was higher newsgathering costs primarily due to the 2024 presidential election. Selling, general and administrative expenses increased $25 million or 4% principally due to higher employee costs.
Television (57% and 56% of the Company’s revenues in fiscal 2025 and 2024, respectively)

	For the years ended June 30,
	2025	2024	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Advertising	$5,334	$4,182	$1,152	28%
Affiliate fee	3,340	3,136	204	7%
Other	651	557	94	17%
Total revenues	9,325	7,875	1,450	18%
Operating expenses	(7,308)	(6,372)	(936)	(15)%
Selling, general and administrative	(1,072)	(997)	(75)	(8)%
Segment EBITDA	$945	$506	$439	87%
Revenues at the Television segment increased $1.5 billion or 18% for fiscal 2025, as compared to fiscal 2024, due to higher advertising, affiliate and other revenues. The increase of $1.2 billion or 28% in advertising revenue was primarily due to the impact related to sports programming led by revenues from the broadcast of Super Bowl LIX in February 2025 and higher pricing. Also contributing to this increase was the impact of higher political advertising revenue due to the 2024 presidential and congressional elections predominantly at the Company’s owned and operated television stations and continued digital growth led by the Tubi AVOD service. The increase of $204 million or 7% in affiliate fee revenue was primarily due to higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations and higher fees received from television stations that are affiliated with the FOX Network. The increase of $94 million or 17% in other revenues was primarily due to higher content revenue.
Television Segment EBITDA increased $439 million or 87% for fiscal 2025, as compared to fiscal 2024, primarily due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased $936 million or 15% primarily due to higher sports programming rights amortization and production costs driven by higher NFL costs, including the broadcast of Super Bowl LIX in February 2025, partially offset by the absence of WWE. Also contributing to this increase was higher digital content costs and entertainment programming rights amortization. Selling, general and administrative expenses increased $75 million or 8% primarily due to higher employee costs.

Corporate and Other

	For the years ended June 30,
	2025	2024	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues	$244	$209	$35	17%
Operating expenses	(82)	(56)	(26)	(46)%
Selling, general and administrative	(513)	(469)	(44)	(9)%
Segment EBITDA	$(351)	$(316)	$(35)	(11)%
Revenues within Corporate and Other for fiscal 2025 and 2024 include revenues generated by Credible and the operation of the FOX Studio Lot. Operating expenses for fiscal 2025 and 2024 include advertising and promotional expenses at Credible. Selling, general and administrative expenses for fiscal 2025 and 2024 primarily relate to employee costs, professional fees and the costs of operating the FOX Studio Lot.
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

Fiscal 2025 versus Fiscal 2024
The following table reconciles Net income to Adjusted EBITDA for fiscal 2025, as compared to fiscal 2024:

	For the years ended June 30,
	2025	2024
	(in millions)
Net income	$2,293	$1,554
Add
Amortization of cable distribution investments	10	16
Depreciation and amortization	385	389
Restructuring, impairment and other corporate matters	350	67
Equity losses of affiliates	29	44
Interest expense, net	227	216
Non-operating other, net	(438)	47
Income tax expense	768	550
Adjusted EBITDA	$3,624	$2,883
The following table sets forth the computation of Adjusted EBITDA for fiscal 2025, as compared to fiscal 2024:

	For the years ended June 30,
	2025	2024
	(in millions)
Revenues	$16,300	$13,980
Operating expenses	(10,518)	(9,089)
Selling, general and administrative	(2,168)	(2,024)
Amortization of cable distribution investments	10	16
Adjusted EBITDA	$3,624	$2,883
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company has approximately $5.4 billion of cash and cash equivalents as of June 30, 2025 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 9—Borrowings to the accompanying Financial Statements). The Company also has access to the worldwide capital markets, subject to market conditions. As of June 30, 2025, the Company was in compliance with all of the covenants under its revolving credit facility, and it does not anticipate any noncompliance with such covenants.
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

Sources and Uses of Cash—Fiscal 2025 vs. Fiscal 2024
Net cash provided by operating activities for fiscal 2025 and 2024 was as follows (in millions):

For the years ended June 30,	2025	2024
Net cash provided by operating activities	$3,324	$1,840
The increase in net cash provided by operating activities during fiscal 2025, as compared to fiscal 2024, was primarily due to higher Segment EBITDA, principally due to higher political advertising receipts from the 2024 presidential and congressional elections along with receipts from Super Bowl LIX in February 2025, partially offset by higher content payments.
Net cash used in investing activities for fiscal 2025 and 2024 was as follows (in millions):

For the years ended June 30,	2025	2024
Net cash used in investing activities	$(537)	$(452)
The increase in net cash used in investing activities during fiscal 2025, as compared to fiscal 2024, was primarily due to the fiscal 2025 acquisitions (See Note 3—Acquisitions, Disposals, and Other Transactions to the accompanying Financial Statements), partially offset by a decrease in the Company’s investments and capital expenditures.
Net cash used in financing activities for fiscal 2025 and 2024 was as follows (in millions):

For the years ended June 30,	2025	2024
Net cash used in financing activities	$(1,755)	$(1,341)
The increase in net cash used in financing activities during fiscal 2025, as compared to fiscal 2024, was primarily due to the net impact of the October 2023 issuance of $1.25 billion of senior notes and the repayment of $1.25 billion and $600 million of senior notes that matured in January 2024 and April 2025, respectively (See Note 9—Borrowings to the accompanying Financial Statements).
Stock Repurchase Program
See Note 11—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program.”
Dividends
Dividends paid in fiscal 2025 totaled $0.54 per share of FOX’s Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”). Subsequent to June 30, 2025, the Company declared a semi-annual dividend of $0.28 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on September 24, 2025 with a record date for determining dividend entitlements of September 3, 2025.
Based on the number of shares outstanding as of June 30, 2025, and the new annual dividend rate stated above, the total aggregate cash dividends expected to be paid to stockholders in fiscal 2026 is approximately $250 million.

Debt Instruments
The following table summarizes cash (used in) repayment of borrowings and cash from borrowings for fiscal 2025 and 2024:

	For the years ended June 30,
	2025	2024
	(in millions)
Borrowings
Notes due 2025 and 2024(a)	$(600)	$(1,250)
Notes due 2033(b)	—	1,232
Total borrowings	$(600)	$(18)

(a)
In April 2025 and January 2024, $600 million of 3.050% senior notes and $1.25 billion of 4.030% senior notes matured and were repaid in full, respectively (See Note 9—Borrowings to the accompanying Financial Statements).

(b)	See Note 9—Borrowings to the accompanying Financial Statements under the heading "Public Debt - Senior Notes Issued."
Ratings of the Senior Notes
The following table summarizes the Company’s credit ratings as of June 30, 2025:

Rating Agency	Senior Debt	Outlook
Moody’s	Baa2	Stable
Standard & Poor’s	BBB	Stable
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
Pension and other postretirement benefits and uncertain tax benefits
The table in Note 14—Commitments and Contingencies to the accompanying Financial Statements excludes the Company’s pension and other postretirement benefits (“OPEB”) obligations and the gross unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing. The Company made contributions of $40 million and $86 million to its pension plans in fiscal 2025 and 2024, respectively. The majority of these contributions were voluntarily made to improve the funded status of the plans. Future plan contributions are dependent upon actual plan asset returns, interest rates and statutory requirements. Assuming that actual plan asset returns are consistent with the Company’s expected plan returns in fiscal 2026 and beyond and that interest rates remain constant, the Company would not be required to make any material contributions to its pension plans for the immediate future. Required pension plan contributions for the next fiscal year are not expected to be material but the Company may make voluntary contributions in future periods. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s OPEB plans. The Company does not expect its net OPEB payments to be material in fiscal 2026 (See Note 15—Pension and

Other Postretirement Benefits to the accompanying Financial Statements for further discussion of the Company’s pension and OPEB plans).
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
Use of Estimates
See Note 2—Summary of Significant Accounting Policies to the accompanying Financial Statements under the heading “Use of Estimates.”
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company considers the terms of each arrangement to determine the appropriate accounting treatment. Significant judgments used in revenue recognition include the identification of performance obligations and the allocation of consideration, including those contracts containing bundled advertising sales or licenses.
The Company generates advertising revenue from sales of commercial time within the Company’s network programming, and from sales of advertising on the Company’s owned and operated television stations and various digital properties. Advertising revenue from customers is recognized as the commercials are aired. Certain of the Company’s advertising contracts have guarantees of a certain number of targeted audience views, referred to as impressions, where the performance obligation is the guarantee and revenue is recognized as the guarantee is satisfied. For contracts without guarantees, the individual advertising spots are the performance obligation and consideration is allocated based on relative standalone selling price. Advertising contracts, which are generally short-term, are billed monthly for the spots aired during the month, with payments due shortly thereafter.
The Company generates affiliate fee revenue from agreements with MVPDs for cable network programming and for the broadcast of the Company’s owned and operated television stations. In addition, the Company generates affiliate fee revenue from agreements with independently owned television stations that are affiliated with the FOX Network and receives retransmission consent fees from MVPDs for their signals. Affiliate fee revenue is recognized as the Company satisfies the performance obligation by continuously making the network programming available to the customer over the term of the agreement. For contracts with affiliate fees based on the number of the affiliate’s subscribers, revenues are recognized based on the contractual rate multiplied by the estimated number of subscribers each period. For contracts with fixed affiliate fees, revenues are recognized based on the relative standalone selling price of the network programming provided over the contract term, which generally reflects the invoiced amount. Affiliate contracts are generally multi-year contracts billed monthly with payments due shortly thereafter.
Inventories
Licensed and Owned Programming
The Company incurs costs to license programming rights and to produce owned programming. Licensed programming includes costs incurred by the Company for access to content owned by third parties. The Company has single and multi-year contracts for sports and non-sports programming. Licensed programming is recorded at the earlier of payment or when the license period has begun, the cost of the program is known or reasonably determinable and the program is accepted and available for airing. Advances paid for the right to broadcast sports events within one year and programming with an initial license period of one year or less are classified as current inventories included within Inventories, net in the Consolidated Balance Sheets, and license fees for programming with an initial license period of greater than one year are classified as non-current inventories included within Other non-current assets in the Consolidated Balance Sheets. Licensed programming is predominantly amortized as the associated programs are made available over the shorter of the license period or the period in which an economic benefit is expected to be derived. The costs of multi-year sports contracts are primarily amortized based on the ratio of each contract’s current period attributable revenue to the estimated total remaining attributable revenue. Estimates can change and, accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.
Owned programming, included within Other non-current assets in the Consolidated Balance Sheets, includes content internally developed and produced as well as co-produced content. Capitalized costs for owned programming, including direct costs, production overhead and development costs, are predominantly amortized using the individual-film-forecast-computation method, which is based on the ratio of current period revenue to estimated total future remaining revenue, and related costs are expensed as incurred. Future remaining revenue includes imputed license fees for content used by FOX as well as revenue expected to be earned based on distribution strategy and historical performance of similar content. Changes to estimated future revenues may result in impairments or changes in amortization patterns. When production partners distribute owned programming on the Company’s behalf, the net participation in profits is recorded as content license revenue. Projects in-process are written off at the earlier of abandonment or three years after initial capitalization.
Inventories are evaluated for recoverability when an event or circumstance occurs that indicates that fair value may be less than unamortized costs. The Company will determine if there is an impairment by evaluating the fair value of the inventories, which are primarily supported by internal forecasts as compared to unamortized costs. Where an evaluation indicates unamortized costs, including advances on multi-year sports rights contracts, are not recoverable, amortization of rights is accelerated in an amount equal to the amount by which the unamortized costs exceed fair value. Owned programming is predominantly monetized and tested for impairment on an individual basis. Licensed programming is predominantly monetized as a group and tested for impairment on a channel, network, or daypart basis. The recoverability of certain sports rights is assessed on an aggregate basis. The Company recognized impairments of approximately $40 million, $40 million, and $10 million in fiscal 2025, 2024 and 2023, respectively, related to owned programming at the Television segment, which were recorded in Operating expenses in the accompanying Consolidated Statements of Operations.
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

The direct valuation method used for FCC licenses requires, among other inputs, the use of published industry data that is based on subjective judgments about future advertising revenues in the markets where the Company owns television stations. This method also involves the use of management’s judgment in estimating appropriate terminal growth rates, operating margins and discount rates reflecting the risk of a market participant in the broadcast industry. The resulting fair values for FCC licenses are sensitive to these long-term assumptions and any adverse changes to such assumptions could result in an impairment to existing carrying values in future periods and such impairment could be material.
During fiscal 2025, the Company recorded a non-cash impairment charge for intangible assets of approximately $70 million primarily related to FCC licenses in Restructuring, impairment and other corporate matters in the accompanying Consolidated Statements of Operations within the Television segment. Based on the Company’s annual assessment, the carrying value of FCC licenses in certain markets exceeded their fair value primarily as a result of updated market data, including lower expected future advertising revenue. Additionally, the fair value of FCC licenses in certain markets exceeded their respective carrying value by less than 10% as of June 30, 2025. An increase to the discount rate of 0.5 percentage points, or a decrease to the terminal growth rate of 0.5 percentage points, assuming no changes to other long-term assumptions, would cause the aggregate fair value of FCC licenses to fall below the aggregate carrying value by approximately $80 million and $50 million, respectively. Further adverse changes in market conditions may result in additional non-cash impairment charges.
During fiscal 2025, the Company determined that the goodwill included in the accompanying Consolidated Balance Sheets as of June 30, 2025 was not impaired based on the Company’s annual assessment and there are no reporting units at risk of impairment. While the Company believes its judgments represent reasonably possible outcomes based on available facts and circumstances, adverse changes to the assumptions, including prevailing market conditions, discount rates, competitive factors, comparable public company trading values and expected future cash flows, could negatively impact the fair value of our reporting units and potentially result in a non-cash goodwill impairment charge in future periods. The Company will continue to monitor its goodwill and indefinite-lived intangible assets for any possible future non-cash impairment charges.
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
For financial reporting purposes, net periodic pension expense is calculated based upon a number of actuarial assumptions, including a discount rate, an expected rate of return on plan assets and mortality. The Company considers current market conditions, including changes in investment returns and interest rates, in making these assumptions. The expected long-term rate of return is determined using the current target asset allocation of 22% equity securities, 71% fixed income securities and 7% in other investments, and applying expected future returns for the various asset classes and correlations amongst the asset classes. A portion of the fixed income investments is allocated to cash to pay near-term benefits.
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
The key assumptions used in developing the Company’s fiscal 2025, 2024 and 2023 net periodic pension expense for its plans consist of the following:

	2025	2024	2023
	(in millions, except %)
Discount rate for service cost	5.5%	5.3%	4.8%
Discount rate for interest cost	5.3%	5.4%	4.5%
Assets
Expected rate of return	5.6%	5.3%	5.0%
Actual return	$54	$45	$53
Expected return	50	45	40
Actuarial gain	$4	$—	$13
Discount rates are volatile from year to year because they are determined based upon the prevailing rates as of the measurement date. The Company will utilize discount rates of 5.6% and 5.0% in calculating the fiscal 2026 service cost and interest cost, respectively, for its plans. The Company will use an expected long-term rate of return of 5.9% for fiscal 2026 based principally on the future return expectation of the plans’ asset mix. Changes in assumptions and differences between assumptions and actual experience has resulted in accumulated pre-tax net losses on the Company’s pension and postretirement benefit plans, which as of June 30, 2025 were $170 million as compared to $139 million as of June 30, 2024. These deferred losses are being systematically recognized in future net periodic pension expense. Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (“PBO”) are recognized over the average future service of the plan participants or average future life of the plan participants.
The Company made contributions of $40 million, $86 million and $53 million to its pension plans in fiscal 2025, 2024 and 2023, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2026 and beyond and that interest rates remain constant, the Company would not be required to make any material statutory contributions to its pension plans for the immediate future. The Company will continue to make voluntary contributions as necessary to improve funded status.
Changes in net periodic pension expense may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Increase $3 million	Increase $28 million
0.25 percentage point increase in discount rate	Decrease $3 million	Decrease $26 million
0.25 percentage point decrease in expected rate of return on assets	Increase $2 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $2 million	—
Fiscal 2026 net periodic pension expense for the Company’s pension plans is expected to be approximately $35 million, consistent with the amount recognized in fiscal 2025.
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
Although the Company’s management believes that the expectations reflected in any of the Company’s forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC. Important factors that could cause the Company’s actual results, performance and achievements to differ materially from those estimates or projections contained in the Company’s forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions and the following factors:
•evolving technologies and distribution platforms and offerings and changes in consumer behavior as consumers seek more control over when, where and how they consume content, and related impacts on advertisers and MVPDs;
•declines in advertising expenditures due to various factors such as the economic prospects of advertisers or the economy, evolving technologies and distribution platforms and related changes in consumer behavior and shifts in advertisers’ expenditures, the evolving digital advertising market , major sports events and election cycles, and audience measurement methodologies’ ability to accurately reflect actual multiplatform viewership levels;
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
•the inability to realize the anticipated benefits of the Company’s acquisitions, investments and other strategic initiatives, and the effects of any combination or significant acquisition, disposition or other similar transaction involving the Company;
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
•changes in tax, federal communications or other laws, regulations, practices or the interpretation or enforcement thereof;
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
Interest Rates
The Company’s current financing arrangements and facilities include $6.7 billion of outstanding fixed-rate debt, before adjustments for unamortized discount and debt issuance costs (See Note 9—Borrowings to the accompanying Financial Statements).
Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. As of June 30, 2025, all the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and no variable-rate debt was outstanding. Information on financial instruments with exposure to interest rate risk is presented below:

	As of June 30,
	2025	2024
	(in millions)
Fair Value
Borrowings: liability	$6,625	$7,017
Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates	$258	$297
Stock Prices
The Company has common stock investments in publicly traded companies that are subject to market price volatility. Information on the Company’s investments with exposure to stock price risk is presented below:

	As of June 30,
	2025	2024
	(in millions)
Fair Value
Total fair value of common stock investments	$1,249	$797
Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices	$(125)	$(80)
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
Management, including the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Fox Corporation’s internal control over financial reporting as of June 30, 2025, based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management determined that, as of June 30, 2025, Fox Corporation maintained effective internal control over financial reporting.
Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of Fox Corporation included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2025, has audited the Company’s internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Fox Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Fox Corporation’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fox Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended June 30, 2025, and the related notes and our report dated August 6, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
August 6, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Fox Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fox Corporation (the Company) as of June 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended June 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 6, 2025 expressed an unqualified opinion thereon.
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

Auditing the amortization of the Company’s national sports programming involved subjective estimation and complex auditor judgment because amortization of this programming is based on estimates of future revenues from the programming. Differing estimates of future revenues could materially affect the timing of sports programming amortization.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the amortization of the Company’s national sports programming, including controls over management’s review of the amortization analysis and the significant assumptions used to develop the estimated future revenues. We also tested management’s controls to validate that the data used in the analysis was complete and accurate.

Among other audit procedures performed, we evaluated the significant assumptions used by the Company to estimate future revenues and tested the completeness and accuracy of the underlying data used in the analysis. For example, we evaluated management’s forecasts of estimated future revenues by performing a look-back analysis of management’s historical estimates compared to actual results. We also performed a sensitivity analysis of the estimated future revenues to evaluate the change in the amortization of the Company’s national sports programming resulting from changes in the assumptions.

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

Accounting for contingencies related to defamation and disparagement claims requires management to make significant judgments to determine the likelihood of a loss and if necessary, the estimate of the amount or range of loss related to such matters. Auditing management’s accounting for and disclosure of these matters involves complex auditor judgment in assessing the Company’s evaluation of the probability of a loss, and the estimated amount or range of loss.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to management’s evaluation of defamation and disparagement claims, including controls over determining whether a loss is probable and whether the amount of loss can be reasonably estimated, as well as financial statement disclosures.

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
New York, New York
August 6, 2025

FOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended June 30,
	2025	2024	2023
Revenues	$16,300	$13,980	$14,913
Operating expenses	(10,518)	(9,089)	(9,689)
Selling, general and administrative	(2,168)	(2,024)	(2,049)
Depreciation and amortization	(385)	(389)	(411)
Restructuring, impairment and other corporate matters	(350)	(67)	(1,182)
Equity (losses) earnings of affiliates	(29)	(44)	4
Interest expense, net	(227)	(216)	(218)
Non-operating other, net	438	(47)	368
Income before income tax expense	3,061	2,104	1,736
Income tax expense	(768)	(550)	(483)
Net income	2,293	1,554	1,253
Less: Net income attributable to noncontrolling interests	(30)	(53)	(14)
Net income attributable to Fox Corporation stockholders	$2,263	$1,501	$1,239

EARNINGS PER SHARE DATA

Net income attributable to Fox Corporation stockholders per share:
Basic	$4.97	$3.14	$2.34
Diluted	$4.91	$3.13	$2.33
The accompanying notes are an integral part of these Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	For the years ended June 30,
	2025	2024	2023
Net income	$2,293	$1,554	$1,253
Other comprehensive (loss) income, net of tax:
Benefit plan adjustments and other	(17)	42	77
Other comprehensive (loss) income, net of tax	(17)	42	77
Comprehensive income	2,276	1,596	1,330
Less: Net income attributable to noncontrolling interests(a)	(30)	(53)	(14)
Comprehensive income attributable to Fox Corporation stockholders	$2,246	$1,543	$1,316

(a)
Net income attributable to noncontrolling interests includes $(1) million, $(1) million and $(16) million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of June 30,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$5,351	$4,319
Receivables, net	2,472	2,364
Inventories, net	432	626
Other	174	192
Total current assets	8,429	7,501
Non-current assets
Property, plant and equipment, net	1,705	1,696
Intangible assets, net	2,969	3,038
Goodwill	3,639	3,544
Deferred tax assets	2,721	2,878
Other non-current assets	3,732	3,315
Total assets	$23,195	$21,972
LIABILITIES AND EQUITY
Current liabilities
Borrowings	$—	$599
Accounts payable, accrued expenses and other current liabilities	2,897	2,353
Total current liabilities	2,897	2,952
Non-current liabilities
Borrowings	6,602	6,598
Other liabilities	1,341	1,366
Redeemable noncontrolling interests	288	242
Commitments and contingencies
Equity
Class A Common Stock(a)	2	2
Class B Common Stock(b)	2	2
Additional paid-in capital	7,603	7,678
Retained earnings	4,479	3,139
Accumulated other comprehensive loss	(124)	(107)
Total Fox Corporation stockholders’ equity	11,962	10,714
Noncontrolling interests	105	100
Total equity	12,067	10,814
Total liabilities and equity	$23,195	$21,972

(a)	Class A Common Stock, $0.01 par value per share, 2,000,000,000 shares authorized, 210,754,900 shares and 225,727,598 shares issued and outstanding at par as of June 30, 2025 and 2024, respectively.
(b)	Class B Common Stock, $0.01 par value per share, 1,000,000,000 shares authorized, 235,581,025 shares issued and outstanding at par as of June 30, 2025 and 2024.
The accompanying notes are an integral part of these Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the years ended June 30,
	2025	2024	2023
OPERATING ACTIVITIES
Net income	$2,293	$1,554	$1,253
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	385	389	411
Amortization of cable distribution investments	10	16	16
Restructuring, impairment and other corporate matters	267	67	367
Equity-based compensation	135	90	74
Equity losses (earnings) of affiliates	29	44	(4)
Cash distributions received from affiliates	13	—	—
Non-operating other, net	(438)	47	(368)
Deferred income taxes	164	203	321
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(95)	(172)	(104)
Inventories net of programming payable	521	(303)	145
Accounts payable and accrued expenses	89	(1)	(68)
Other changes, net	(49)	(94)	(243)
Net cash provided by operating activities	3,324	1,840	1,800
INVESTING ACTIVITIES
Property, plant and equipment	(331)	(345)	(357)
Acquisitions, net of cash acquired	(97)	—	—
Purchase of investments	(79)	(103)	(54)
Other investing activities, net	(30)	(4)	(27)
Net cash used in investing activities	(537)	(452)	(438)
FINANCING ACTIVITIES
Repurchase of shares	(1,000)	(1,000)	(2,000)
Repayment of borrowings	(600)	(1,250)	—
Borrowings	—	1,232	—
Dividends paid and distributions	(277)	(281)	(299)
Sale of subsidiary noncontrolling interest	—	—	35
Other financing activities, net	122	(42)	(26)
Net cash used in financing activities	(1,755)	(1,341)	(2,290)
Net increase (decrease) in cash and cash equivalents	1,032	47	(928)
Cash and cash equivalents, beginning of year	4,319	4,272	5,200
Cash and cash equivalents, end of year	$5,351	$4,319	$4,272
The accompanying notes are an integral part of these Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(IN MILLIONS)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Fox Corporation Stockholders’ Equity	Noncontrolling Interests(a)	Total Equity
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, June 30, 2022	308	$3	243	$3	$9,098	$2,461	$(226)	$11,339	$36	$11,375
Net income	—	—	—	—	—	1,239	—	1,239	30	1,269
Other comprehensive income	—	—	—	—	—	—	77	77	—	77
Dividends	—	—	—	—	—	(265)	—	(265)	—	(265)
Shares repurchased	(46)	—	(8)	—	(891)	(1,123)	—	(2,014)	—	(2,014)
Other	1	—	—	(1)	46	(43)	—	2	1	3
Balance, June 30, 2023	263	$3	235	$2	$8,253	$2,269	$(149)	$10,378	$67	$10,445
Net income	—	—	—	—	—	1,501	—	1,501	54	1,555
Other comprehensive income	—	—	—	—	—	—	42	42	—	42
Dividends	—	—	—	—	—	(250)	—	(250)	—	(250)
Shares repurchased	(40)	—	—	—	(663)	(347)	—	(1,010)	—	(1,010)
Other	3	(1)	—	—	88	(34)	—	53	(21)	32
Balance, June 30, 2024	226	$2	235	$2	$7,678	$3,139	$(107)	$10,714	$100	$10,814
Net income	—	—	—	—	—	2,263	—	2,263	31	2,294
Other comprehensive loss	—	—	—	—	—	—	(17)	(17)	—	(17)
Dividends	—	—	—	—	—	(246)	—	(246)	—	(246)
Shares repurchased	(21)	—	—	—	(356)	(654)	—	(1,010)	—	(1,010)
Other	6	—	—	—	281	(23)	—	258	(26)	232
Balance, June 30, 2025	211	$2	235	$2	$7,603	$4,479	$(124)	$11,962	$105	$12,067

(a)	Excludes Redeemable noncontrolling interests (See Note 6—Fair Value under the heading “Redeemable Noncontrolling Interests”).
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
Basis of Presentation
The Company’s financial statements as of and for the years ended June 30, 2025, 2024 and 2023 are presented on a consolidated basis.
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
Reclassifications and Adjustments
Certain fiscal 2024 and 2023 amounts have been reclassified to conform to the fiscal 2025 presentation.
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Receivables, net consist of:

	As of June 30,
	2025	2024
	(in millions)
Total receivables	$2,522	$2,408
Allowance for credit losses	(50)	(44)
Total receivables, net	$2,472	$2,364
Inventories
Licensed and Owned Programming
The Company incurs costs to license programming rights and to produce owned programming. Licensed programming includes costs incurred by the Company for access to content owned by third parties. The Company has single and multi-year contracts for sports and non-sports programming. Licensed programming is recorded at the earlier of payment or when the license period has begun, the cost of the program is known or reasonably determinable and the program is accepted and available for airing. Advances paid for the right to broadcast sports events within one year and programming with an initial license period of one year or less are classified as current inventories included within Inventories, net in the Balance Sheets, and license fees for programming with an initial license period of greater than one year are classified as non-current inventories included within Other non-current assets in the Balance Sheets. Licensed programming is predominantly amortized as the associated programs are made available over the shorter of the license period or the period in which an economic benefit is expected to be derived. The costs of multi-year sports contracts are primarily amortized based on the ratio of each contract’s current period attributable revenue to the estimated total remaining attributable revenue. Estimates can change and, accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.
Owned programming, included within Other non-current assets in the Balance Sheets, includes content internally developed and produced as well as co-produced content. Capitalized costs for owned programming, including direct costs, production overhead and development costs, are predominantly amortized using the individual-film-forecast-computation method, which is based on the ratio of current period revenue to estimated total future remaining revenue, and related costs are expensed as incurred. Future remaining revenue includes imputed license fees for content used by FOX as well as revenue expected to be earned based on distribution strategy and historical performance of similar content. Changes to estimated future revenues may result in impairments or changes in amortization patterns. When production partners distribute owned programming on the Company’s behalf, the net participation in profits is recorded as content license revenue. Projects in-process are written off at the earlier of abandonment or three years after initial capitalization. The Company may receive government incentives in connection with the production of owned programming. The Company records government incentives as a reduction of capitalized costs for owned programming when the monetization of the incentive is probable, and as a receivable included within Other non-current assets in the Balance Sheets. Government incentives were not material in fiscal 2025, 2024 and 2023.
Inventories are evaluated for recoverability when an event or circumstance occurs that indicates that fair value may be less than unamortized costs. The Company will determine if there is an impairment by evaluating the fair value of the inventories, which are primarily supported by internal forecasts as compared to unamortized costs. Where an evaluation indicates unamortized costs, including advances on multi-year sports rights contracts, are not recoverable, amortization of rights is accelerated in an amount equal to the amount by which the unamortized costs exceed fair value. Owned programming is predominantly monetized and tested for impairment on an individual basis. Licensed programming is predominantly monetized as a group and tested for impairment on a channel, network, or daypart basis. The recoverability of certain sports rights is assessed on an aggregate basis.
Investments
Investments in and advances to entities or joint ventures in which the Company has significant influence over the investee’s operating and financial policies, but less than a controlling financial interest, are accounted

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
for using the equity method. Significant influence generally exists when the Company owns an interest between 20% and 50%. Additionally, investments in partnerships or limited liability companies are accounted for using the equity method when specific ownership accounts are maintained, unless the Company has virtually no influence over the investee’s operating and financial policies.
Equity method investments are initially recorded at fair value and will increase as a result of additional contributions and will decrease as a result of cash distributions received from the equity method investee, amortization of identifiable intangible assets of the investee resulting from the transaction and impairments. Additionally, the Company’s share of the equity method investee’s net income or loss will increase and decrease the investment, respectively.
Equity investments, including investments in equity securities, in which the Company has no significant influence (generally less than a 20% ownership interest) with readily determinable fair values are accounted for at fair value based on quoted market prices. Equity investments without readily determinable fair values are accounted for using the measurement alternative which is at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. All gains and losses on investments in equity investments are recognized in the Statements of Operations.
Equity method investments are reviewed for impairment by comparing their fair value to their respective carrying amounts when events or circumstances suggest that the carrying amount of the investment may be impaired. The Company determines the fair value of its private company investments by considering available information, including recent investee equity transactions, discounted cash flow analyses, estimates based on comparable public company operating multiples and, in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of time and extent to which the market value has been below cost, the financial condition and near-term prospects of the issuer of the security, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for an anticipated recovery in market value and other factors influencing the fair market value, such as general market conditions.
The Company regularly reviews equity investments not accounted for using the equity method or at fair value for impairment based on a qualitative assessment which includes, but is not limited to (i) significant deterioration in the earnings performance, credit rating, asset quality or business prospects of the investee, (ii) significant adverse changes in the regulatory, economic or technological environment of the investee and (iii) significant adverse changes in the general market condition of either the geographical area or the industry in which the investee operates. If an equity investment is impaired, an impairment loss is recognized in the Statements of Operations equal to the difference between the fair value of the investment and its carrying amount.
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Annual Impairment Review
Goodwill
Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or one level below. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount after a qualitative assessment, the Company performs a quantitative impairment test to compare the fair value of each reporting unit to its carrying amount, including goodwill. In performing the quantitative assessment, the Company determines the fair value of a reporting unit primarily by using discounted cash flow analysis and market-based valuation approach methodologies. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, asset lives, market multiples and relevant comparable transactions, as applicable, and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates have been assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable public company trading values. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
FCC licenses
The Company performs impairment reviews by comparing the estimated fair value of the Company’s FCC licenses with their carrying amount on a market-by-market basis. Fair value is determined using a discounted cash flow valuation method, assuming a hypothetical start-up scenario for a broadcast station in each of the markets the Company operates in. This method also involves the use of management’s judgment in estimating appropriate terminal growth rates, operating margins and discount rates reflecting the risk of a market participant in the broadcast industry, as well as industry data on future advertising revenues in the markets where the Company owns television stations. The resulting fair values for FCC licenses are sensitive to these long-term assumptions and any adverse changes to the assumptions used could result in an impairment to existing carrying values in future periods and such impairment could be material.
During fiscal 2025, the Company recorded a non-cash impairment charge for intangible assets of approximately $70 million primarily related to FCC licenses in Restructuring, impairment and other corporate matters in the Statements of Operations within the Television segment. Based on the Company’s annual assessment, the carrying value of FCC licenses in certain markets exceeded their fair value primarily as a result of updated market data, including lower expected future advertising revenue. Additionally, the fair value of FCC licenses in certain markets exceeded their respective carrying value by less than 10% as of June 30, 2025. An increase to the discount rate of 0.5 percentage points, or a decrease to the terminal growth rate of 0.5 percentage points, assuming no changes to other long-term assumptions, would cause the aggregate fair value of FCC licenses to fall below the aggregate carrying value by approximately $80 million and $50 million, respectively. Further adverse changes in market conditions may result in additional non-cash impairment charges.
During fiscal 2025, the Company determined that the goodwill included in the Balance Sheets as of June 30, 2025 was not impaired based on the Company’s annual assessment and there are no reporting units at risk of impairment. While the Company believes its judgments represent reasonably possible outcomes

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
based on available facts and circumstances, adverse changes to the assumptions, including prevailing market conditions, discount rates, competitive factors, comparable public company trading values and expected future cash flows, could negatively impact the fair value of our reporting units and potentially result in a non-cash goodwill impairment charge in future periods. The Company will continue to monitor its goodwill and indefinite-lived intangible assets for any possible future non-cash impairment charges.
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
The Company generates advertising revenue from sales of commercial time within the Company’s network programming, and from sales of advertising on the Company’s owned and operated television stations and various digital properties. Advertising revenue from customers is recognized as the commercials are aired. Certain of the Company’s advertising contracts have guarantees of a certain number of targeted audience

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
views, referred to as impressions, where the performance obligation is the guarantee and revenue is recognized as the guarantee is satisfied. For contracts without guarantees, the individual advertising spots are the performance obligation and consideration is allocated based on its relative standalone selling price. Advertising contracts, which are generally short-term, are billed monthly for the spots aired during the month, with payments due shortly thereafter.
The Company generates affiliate fee revenue from agreements with MVPDs for cable network programming and for the broadcast of the Company’s owned and operated television stations. In addition, the Company generates affiliate fee revenue from agreements with independently owned television stations that are affiliated with the FOX Network and receives retransmission consent fees from MVPDs for their signals. Affiliate fee revenue is recognized as the Company satisfies the performance obligation by continuously making the programming available to the customer over the term of the agreement. For contracts with affiliate fees based on the number of the affiliate’s subscribers, revenues are recognized based on the contractual rate multiplied by the estimated number of subscribers each period. For contracts with fixed affiliate fees, revenues are recognized based on the relative standalone selling price of the network programming provided over the contract term, which generally reflects the invoiced amount. Affiliate contracts are generally multi-year contracts billed monthly with payments due shortly thereafter.
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
Advertising Expenses
The Company expenses advertising costs as incurred. The Company incurred advertising expenses of $694 million, $646 million and $680 million for fiscal 2025, 2024 and 2023, respectively.
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
Earnings Per Share
Basic earnings per share for FOX’s Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”) is calculated by dividing Net income attributable to Fox Corporation stockholders by the weighted average number of outstanding shares of Class A Common Stock, including vested restricted stock units (“RSUs”), and Class B Common Stock. Diluted earnings per share for the Class A Common Stock and Class B Common Stock is calculated similarly, except that the calculation for the Class A Common Stock includes the dilutive effect of the assumed issuance of the shares issuable under the Company’s equity-based compensation plan.
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Generally, the Company does not require collateral to secure receivables. As of June 30, 2025 and 2024, the Company had no individual customers that accounted for 10% or more of the Company’s receivables.
Recently Adopted and Recently Issued Accounting Guidance and Other
Adopted
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance that enhances segment reporting by requiring the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within the reported measure of segment profit or loss. The Company adopted the guidance for all periods presented in this Annual Report on Form 10-K (See Note 17—Segment Information).
Issued
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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued updated guidance that requires disclosure of specified information about certain costs and expenses. The amendment is effective for the Company beginning with the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2028 and for interim periods beginning with the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 2028 on a prospective basis, with the option to use retrospective application. The Company is currently evaluating the impact the new guidance will have on our financial statement disclosures.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Other
One Big Beautiful Bill Act
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualified property and research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. These provisions generally will be applicable for the Company beginning in fiscal 2026. The Company is currently evaluating the future impact of these tax law changes on our financial statements.
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
During fiscal 2025, the Company acquired controlling ownership interests in two digital media companies. The incremental revenues and Segment EBITDA (as defined in Note 17—Segment Information) related to the fiscal 2025 acquisitions, included in the Company's results of operations, were not material individually or in the aggregate. The accounting for the business combinations is based on provisional amounts and the allocation of the consideration transferred is not final and is subject to changes pending the completion of the final valuation of certain assets and liabilities. During fiscal 2024 and 2023, the Company made no acquisitions.
Other Transactions
In February 2024, FOX announced that it would enter into a joint venture with ESPN, a subsidiary of The Walt Disney Company (“Disney”), and Warner Bros. Discovery Inc. (“WBD”) to form a digital distribution platform focused on sports called Venu Sports. On January 10, 2025, FOX, Disney and WBD announced the decision to discontinue Venu Sports (See Note 14—Commitments and Contingencies under the heading "Venu Sports”). In connection with that decision, FOX recorded restructuring charges and wrote off the previously capitalized costs in Restructuring, impairment and other corporate matters in the Statements of Operations for the fiscal year ended June 30, 2025 (See Note 4—Restructuring, impairment and other corporate matters).
On January 12, 2024, the United Football League (the “UFL”) was launched as a professional spring football league that combines the legacy operations of the United States Football League (the “USFL”), a majority-owned consolidated subsidiary of FOX, and XFL, a third-party company. In connection with the launch of the UFL, the Company deconsolidated the operations of the USFL and contributed the USFL net assets to the UFL. As consideration for the net assets contributed, the Company received an approximately 42% ownership interest in the UFL, a variable interest entity, which was recorded as an equity method investment, initially at fair value. This equity method investment is included in Other non-current assets in the Balance Sheets. As a result of this transaction, the Company recorded a gain of approximately $170 million in Non-operating other, net in the Statements of Operations for the fiscal year ended June 30, 2024 (See Note 20—Additional Financial Information under the heading “Non-Operating Other, net”).

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. RESTRUCTURING, IMPAIRMENT AND OTHER CORPORATE MATTERS
The following table sets forth the components of Restructuring, impairment and other corporate matters included in the Statements of Operations:

	For the years ended June 30,
	2025	2024	2023
	(in millions)
Restructuring charges(a)	$(35)	$(13)	$(111)
Impairment charges(b)	(68)	—	—
Other corporate matters
Legal settlement costs(c)	(126)	(24)	(894)
U.K. Newspaper Matters Indemnity(c)	(30)	(20)	(117)
Other(d)	(91)	(10)	(60)
Total restructuring, impairment and other corporate matters	$(350)	$(67)	$(1,182)

(a)
Primarily related to Venu Sports at Corporate and Other (See Note 3—Acquisitions, Disposals and Other Transactions) for fiscal 2025 and severance costs at the Cable Network Programming and Television reportable segments and Corporate and Other for fiscal 2024 and 2023.

(b)	Related to a non-cash impairment charge for intangible assets for fiscal 2025 (See Note 2—Summary of Significant Accounting Policies under the heading "Goodwill and Other Intangible Assets”).
(c)	See Note 14—Commitments and Contingencies.
(d)	Primarily related to Venu Sports for fiscal 2025 (See Note 3—Acquisitions, Disposals and Other Transactions).
Restructuring
Changes in the restructuring program liabilities were as follows:

	One time termination benefits	Contract termination costs	Total
	(in millions)
Balance, June 30, 2022	$(8)	$(19)	$(27)
Additions	(111)	—	(111)
Payments	52	2	54
Balance, June 30, 2023	$(67)	$(17)	$(84)
Additions and other	(19)	6	(13)
Payments	69	11	80
Balance, June 30, 2024	$(17)	$—	$(17)
Additions(a)	(35)	—	(35)
Payments(a)	37	—	37
Balance, June 30, 2025	$(15)	$—	$(15)

(a)	Excludes amounts collected from Disney and WBD related to the decision to discontinue Venu Sports (See Note 3—Acquisitions, Disposals and Other Transactions).

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Amounts recognized in the Balance Sheets consist of:

	As of June 30,
	2025	2024	2023
	(in millions)
Accounts payable, accrued expenses and other current liabilities	$15	$17	$74
Other liabilities	—	—	10
Total restructuring liabilities	$15	$17	$84
NOTE 5. INVENTORIES, NET
The Company’s inventories were comprised of the following:

	As of June 30,
	2025	2024
	(in millions)
Licensed programming, including prepaid sports rights	$633	$841
Owned programming	541	497
Total inventories, net	1,174	1,338
Less: current portion of inventories, net	(432)	(626)
Total non-current inventories, net	$742	$712

Owned programming
Released	$308	$238
In-process or other	233	259
Total	$541	$497
The following table presents the aggregate amortization expense related to Inventories, net included in Operating expenses in the Statements of Operations:

	For the years ended June 30,
	2025	2024	2023
	(in millions)
Total amortization expense	$6,638	$5,473	$6,036
Based on the balance of Inventories, net as of June 30, 2025, the estimated amortization expense for each of the succeeding three fiscal years is as follows:

	For the years ending June 30,
	2026	2027	2028
	(in millions)
Estimated amortization expense	$555	$140	$88
Inventories are evaluated for recoverability when an event or circumstance occurs that indicates that fair value may be less than unamortized costs. The Company will determine if there is an impairment by evaluating the fair value of the inventories, which are primarily supported by internal forecasts as compared to unamortized costs. The Company recognized impairments of approximately $40 million, $40 million and $10 million in fiscal 2025, 2024 and 2023, respectively, related to owned programming at the Television segment, which were recorded in Operating expenses in the Statements of Operations.

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
The following tables present information about financial assets and redeemable noncontrolling interests carried at fair value on a recurring basis:

	Fair value measurements
	As of June 30, 2025
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$1,249	$1,249	(a)	$—	$—
Redeemable noncontrolling interests	(288)	—		—	(288)	(b)
Total	$961	$1,249		$—	$(288)

	Fair value measurements
	As of June 30, 2024
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$797	$797	(a)	$—	$—
Redeemable noncontrolling interests	(242)	—		—	(242)	(b)
Total	$555	$797		$—	$(242)

(a)	The investments categorized as Level 1 primarily represents an investment in equity securities of Flutter Entertainment plc (“Flutter”) with a readily determinable fair value.
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

In connection with the combination of The Stars Group Inc. and Flutter in May 2020, FOX Sports received the right to acquire an 18.6% equity interest in FanDuel Group (“FanDuel”), a majority-owned subsidiary of Flutter, at a price set forth in the relevant agreement (structured as a 10-year option), which has been the subject of arbitration proceedings. In January 2023, the U.S. District Court for the Southern District of New York confirmed and entered the arbitrator’s ruling affirming FOX Sports’ 10-year call option expiring in December 2030 to acquire 18.6% of FanDuel for $3.7 billion, with a 5% annual escalator. As of June 30, 2025, the option exercise price is approximately $4.5 billion. FOX has no obligation to commit capital towards this opportunity unless and until it exercises the option. In addition, Flutter cannot pursue an initial public offering for FanDuel without FOX’s consent or approval from the arbitrator who presided over a FOX-Flutter arbitration in 2021 and 2022.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Redeemable Noncontrolling Interests
The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the years ended June 30,
	2025	2024	2023
	(in millions)
Beginning of year	$(242)	$(213)	$(188)
Acquisitions(a)	(27)	—	—
Net loss	1	1	16
Accretion and redemption value adjustments	(20)	(30)	(41)
End of year	$(288)	$(242)	$(213)

(a)	The amount in fiscal 2025 was primarily due to the acquisition of a digital media company.
Redeemable noncontrolling interests held in the entertainment production company and digital media company were determined in accordance with the related contractual redemption terms. Redeemable noncontrolling interests held at fair value were determined using discounted cash flow analysis and market-based valuation approach methodologies. Significant unobservable inputs used in the fair value measurements of the Company’s redeemable noncontrolling interests are EBITDA (as defined in Note 17—Segment Information) projections, discount rates, long-term growth rates and multiples. Significant changes in these long-term assumptions may result in a significantly different value.
The put right held by the entertainment production company’s minority shareholder will become exercisable in fiscal 2027. The put right held by the digital media company’s minority shareholders will become exercisable in fiscal 2030.
The put right held by the Credible minority interest shareholder was exercised in December 2024. The Company and the Credible minority interest shareholder will determine the value of the redeemable noncontrolling interest as part of a predetermined fair market value process, which is expected to be completed in the first half of fiscal 2026. As of June 30, 2025, the redeemable noncontrolling interest held in Credible has been recorded at the preliminary settlement value.
Financial Instruments
The carrying value of the Company’s financial instruments exclusive of borrowings, such as cash and cash equivalents, receivables, payables and investments, accounted for using the measurement alternative method, approximates fair value.
The following table sets forth the fair value and carrying value of the Company’s Borrowings:

	As of June 30,
	2025	2024
	(in millions)
Borrowings
Fair value	$6,625	$7,017
Carrying value	$6,602	$7,197
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 7. PROPERTY, PLANT AND EQUIPMENT, NET
The Company’s property, plant and equipment is comprised of the following:

	As of June 30,
	2025	2024
	(in millions)
Land	$206	$206
Buildings and leaseholds	1,463	1,369
Machinery and equipment	2,132	1,997
	3,801	3,572
Less: accumulated depreciation and amortization	(2,367)	(2,170)
	1,434	1,402
Construction in progress	271	294
Total property, plant and equipment, net	$1,705	$1,696
Depreciation and amortization expense related to Property, plant and equipment was $350 million, $344 million and $337 million for fiscal 2025, 2024 and 2023, respectively.
NOTE 8. GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying values of the Company’s intangible assets and related accumulated amortization were as follows:

	Intangible assets not subject to amortization			Amortizable intangible assets, net(a)	Total intangible assets, net
	FCC licenses	Other	Total
	(in millions)
Balance, June 30, 2023	$2,250	$642	$2,892	$192	$3,084
Amortization and other	—	—	—	(46)	(46)
Balance, June 30, 2024	$2,250	$642	$2,892	$146	$3,038
Acquisitions(b)	—	—	—	33	33
Amortization and other(c)	(66)	(2)	(68)	(34)	(102)
Balance, June 30, 2025	$2,184	$640	$2,824	$145	$2,969

(a)	Net of accumulated amortization of $441 million and $405 million as of June 30, 2025 and 2024, respectively.
(b)	See Note 3—Acquisitions, Disposals and Other Transactions.
(c)	Includes an impairment charge (See Note 2—Summary of Significant Accounting Policies under the heading “Goodwill and Other Intangible Assets”).
Amortization expense related to finite-lived intangible assets was $35 million, $45 million and $74 million for fiscal 2025, 2024 and 2023, respectively.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Based on the balance of finite-lived intangible assets as of June 30, 2025, the estimated amortization expense for each of the succeeding five fiscal years is as follows:

	For the years ending June 30,
	2026	2027	2028	2029	2030
	(in millions)
Estimated amortization expense(a)	$37	$35	$29	$22	$14

(a)	These amounts may vary as acquisitions and dispositions occur in the future.
The changes in the carrying value of goodwill, by reportable segment and Corporate and Other, were as follows:

	Cable Network Programming	Television	Corporate and Other	Total Goodwill
	(in millions)
Balance, June 30, 2023	$1,059	$2,246	$254	$3,559
Other	(15)	—	—	(15)
Balance, June 30, 2024	$1,044	$2,246	$254	$3,544
Acquisitions(a)	1	89	—	90
Other	—	5	—	5
Balance, June 30, 2025	$1,045	$2,340	$254	$3,639

(a)	See Note 3—Acquisitions, Disposals and Other Transactions.
The carrying amount of Television segment goodwill was net of accumulated impairments of $371 million as of June 30, 2025 and 2024.
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In October 2023, the Company issued $1.25 billion of senior notes and used the net proceeds for general corporate purposes. The following table summarizes the Company’s senior notes, net of repayments:

	Outstanding as of June 30,
	2025	2024
	(in millions)
Public debt
3.050% senior notes due 2025	$—	$600
4.709% senior notes due 2029	2,000	2,000
3.500% senior notes due 2030	600	600
6.500% senior notes due 2033	1,250	1,250
5.476% senior notes due 2039	1,250	1,250
5.576% senior notes due 2049	1,550	1,550
Total public debt	6,650	7,250
Less: unamortized discount and debt issuance costs	(48)	(53)
Total borrowings	$6,602	$7,197
Current Borrowings
Included in Borrowings within Current liabilities as of June 30, 2024 was $600 million of 3.050% senior notes which matured and were repaid in full in April 2025.
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
The Revolving Credit Agreement provides for a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of June 2028. Under the Revolving Credit Agreement, the Company may request an increase in the amount of the credit facility commitments up to a maximum facility amount of $1.75 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. The material terms of the Revolving Credit Agreement include the requirement that the Company maintain specific leverage ratios and limitations on indebtedness. The interest rates and fees under the Revolving Credit Agreement are based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current credit ratings, the interest rate on borrowings under the Revolving Credit Agreement would be the forward-looking term rate based on the Secured Overnight Financing Rate plus 1.125% and the facility fee is 0.125%. As of June 30, 2025, there were no borrowings outstanding under the Revolving Credit Agreement.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. LEASES
Lessee Arrangements
The following amounts were recorded in the Company’s Balance Sheets relating to its operating leases and other supplemental information:

	As of June 30,
	2025	2024
	(in millions)
ROU assets	$814	$904
Lease liabilities
Current lease liabilities	$41	$76
Non-current lease liabilities	822	879
Total lease liabilities	$863	$955
Other supplemental information
Weighted average remaining lease term	15 years	16 years
Weighted average discount rate	5%	5%
The following table presents information about the Company’s lease costs and supplemental cash flows information for leases:

	For the years ended June 30,
	2025	2024	2023
	(in millions)
Lease costs
Total lease costs(a)	$146	$147	$145
Supplemental cash flows information
Operating cash flows from operating leases	$125	$126	$119
ROU assets obtained in exchange for operating lease liabilities(b)	$19	$36	$568

(a)	Total lease costs are net of sublease income of approximately $15 million in each period.
(b)
The Company recorded an additional $540 million in operating lease assets and liabilities as of June 30, 2023, in connection with the extension of the operating lease for its corporate headquarters at 1211 Avenue of the Americas in New York through fiscal 2042.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the lease payments relating to the Company’s operating leases:

As of June 30, 2025
(in millions)
Fiscal Year
2026	$76
2027	72
2028	103
2029	96
2030	84
Thereafter	918
Total lease payments	1,349
Less: imputed interest	(486)
Present value of operating lease liabilities	$863
Lessor Arrangements
The Company’s lessor arrangements primarily relate to its owned production and office facilities at the FOX Studio Lot, which is located in Los Angeles, California. The Company leases production and office space on the FOX Studio Lot, which will predominantly be utilized by Disney until March of 2026 for approximately $35 million annually in lease payments.
The Company recorded total lease income for fiscal 2025, 2024 and 2023 of approximately $45 million, $55 million and $55 million, respectively, which is included in Revenues in the Statements of Operations. The Company recognizes lease payments for operating leases as revenue on a straight-line basis over the lease term and variable lease payments as revenue in the period incurred.
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
As of June 30, 2025, there were approximately 12,900 holders of record of shares of Class A Common Stock and approximately 2,700 holders of record of shares of Class B Common Stock.
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
Stock Repurchase Program
The Company’s Board has authorized a stock repurchase program under which the Company can repurchase $7 billion of Class A Common Stock and Class B Common Stock. The program has no time limit and may be modified, suspended or discontinued at any time. As of June 30, 2025, the Company’s remaining stock repurchase authorization was approximately $400 million.
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
In addition to the shares purchased under the ASR agreement, the Company repurchased shares of Class A Common Stock and Class B Common Stock in the open market during fiscal 2025, 2024 and 2023. Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s repurchases of its Class A Common Stock and Class B Common Stock:

	For the years ended June 30,
	2025	2024	2023
	(in millions)
Total cost of repurchases(a)	$1,000	$1,000	$2,000
Total number of shares repurchased	21	40	54

(a)	These amounts exclude any fees, commissions, excise taxes or other costs associated with the share repurchases.
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
Dividends
The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the years ended June 30,
	2025	2024	2023
Cash dividend per share	$0.54	$0.52	$0.50
Comprehensive Income
Comprehensive income is reported in the Statements of Comprehensive Income and consists of Net income and Other comprehensive (loss) income, including benefit plan adjustments, which affect stockholders’ equity, and under GAAP, are excluded from Net income.
The following tables summarize the activity within Other comprehensive (loss) income:

	For the year ended June 30, 2025
	Before tax	Tax benefit (provision)	Net of tax
	(in millions)
Benefit plan and cumulative translation adjustments
Unrealized losses	$(32)	$8	$(24)
Reclassifications realized in net income(a)	1	—	1
Cumulative translation adjustment	6	—	6
Other comprehensive loss	$(25)	$8	$(17)

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended June 30, 2024
	Before tax	Tax benefit (provision)	Net of tax
	(in millions)
Benefit plan adjustments and other
Unrealized gains	$47	$(11)	$36
Reclassifications realized in net income(a)	8	(2)	6
Other comprehensive income	$55	$(13)	$42

	For the year ended June 30, 2023
	Before tax	Tax benefit (provision)	Net of tax
	(in millions)
Benefit plan, cumulative translation adjustments and other
Unrealized gains	$79	$(19)	$60
Reclassifications realized in net income(a)	19	(5)	14
Cumulative translation adjustment	3	—	3
Other comprehensive income	$101	$(24)	$77

(a)	Reclassifications of amounts related to benefit plan adjustments are included in Non-operating other, net in the Statements of Operations (See Note 15—Pension and Other Postretirement Benefits for additional information).
Accumulated other comprehensive loss
The following table summarizes the components of Accumulated other comprehensive loss, net of tax:

	As of June 30,
	2025	2024	2023
	(in millions)
Benefit plan adjustments and other	$(126)	$(103)	$(145)
Cumulative translation adjustment	2	(4)	(4)
Accumulated other comprehensive loss, net of tax	$(124)	$(107)	$(149)
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
2019 Shareholder Alignment Plan
The Company’s officers, directors and employees are eligible to participate in the SAP. The maximum number of shares of Class A Common Stock that may be issued under the SAP is 65 million shares. As of June 30, 2025, the remaining number of shares of Class A Common Stock available for issuance under the SAP was approximately 30 million.
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
PSUs have a three-year performance measurement period and are subject to the achievement of three pre-established objective performance measures determined by the Compensation Committee. The awards issued will be settled in shares of Class A Common Stock upon vesting and are subject to the participants’ continued employment with the Company. Any person who holds PSUs has no ownership interest in the shares of Class A Common Stock to which such PSUs relate until and unless shares of Class A Common Stock are delivered to the holder. All shares of Class A Common Stock underlying awards that are cancelled or forfeited become available for future grants. Certain of these awards have a graded vesting provision and the expense recognition is accelerated.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity related to RSUs and target PSUs granted to the Company’s employees to be settled in stock (RSUs and PSUs in thousands):

	Fiscal 2025		Fiscal 2024		Fiscal 2023
	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value
RSUs and PSUs
Unvested units at beginning of the year	4,801	$35.20	4,284	$33.72	5,052	$32.53
Granted	1,945	37.58	3,209	35.13	2,314	34.31
Vested	(1,685)	34.68	(2,153)	31.97	(2,092)	31.75
Cancelled	(121)	39.57	(539)	35.28	(990)	33.30
Unvested units at the end of the year(a)	4,940	$36.75	4,801	$35.20	4,284	$33.72

(a)	The intrinsic value of unvested RSUs and target PSUs as of June 30, 2025 was approximately $180 million.
Stock Options
Stock options are awards that entitle the holder to purchase a specified number of shares of Class A Common Stock at a specified price for a specified period of time and become exercisable over time, subject to the terms and conditions of the SAP, the applicable award documents and such other terms and conditions as the Compensation Committee of the Board may establish. There were no stock options granted during fiscal 2025, 2024 or 2023.
Performance-Based Stock Options
PSOs are awards that entitle the holder to purchase a specified number of shares of Class A Common Stock at a specified price for a specified period of time, contingent on the performance of the Class A Common Stock over a three-year period, subject to the terms and conditions of the SAP, the applicable award documents and such other terms and conditions as the Compensation Committee of the Board may establish. The PSOs granted under the SAP will vest in full only if the Company’s Class A Common Stock exceeds the exercise price of the PSO by a certain threshold over a certain period of time during the performance period (the “market condition”). The PSOs were fair valued using a Monte Carlo simulation model that uses the following assumptions: (i) expected volatility was generally based on historical volatility of the Company and the Company’s peer group over the expected term of the PSOs; (ii) expected term of PSOs granted was generally determined by analyzing historical data of the Company’s peer group and represented the period of time that PSOs granted were expected to be outstanding; (iii) risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award; and (iv) expected dividend yield. Compensation cost related to the PSO will be recognized even if the market condition is not met.
The PSOs granted during fiscal 2025, 2024 and 2023 will vest in full at the end of the applicable three-year performance period as the market condition has been met, and have a term of seven years thereafter.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information about the Company’s stock options and PSOs granted under the SAP during fiscal 2025, 2024 and 2023 (options in thousands):

	Fiscal 2025		Fiscal 2024		Fiscal 2023
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at the beginning of the year	18,326	$33.75	17,048	$33.12	14,250	$32.90
Granted	3,386	38.98	3,927	34.77	4,314	33.40
Exercised(a)	(5,243)	32.67	(1,216)	27.85	(234)	28.76
Cancelled	(192)	37.77	(1,433)	34.30	(1,282)	32.77
Outstanding at the end of the year(b)	16,277	$35.14	18,326	$33.75	17,048	$33.12
Exercisable at the end of the year(c)	5,907	$34.08	8,158	$32.95	5,282	$36.35
Weighted average grant-date fair value of options granted		$11.67		$10.30		$10.32
Weighted average remaining contractual term of options outstanding at the end of the year		6.35 years		5.97 years		6.51 years
Weighted average remaining contractual term of options exercisable at the end of the year		3.51 years		3.51 years		2.96 years

(a)	During fiscal 2025, 2024 and 2023, the Company received approximately $171 million, $34 million and $7 million, respectively, in cash payments from the exercise of options.
(b)	The intrinsic value of options outstanding as of June 30, 2025, 2024 and 2023 was $340.2 million, $31.7 million and $37.1 million, respectively.
(c)	The intrinsic value of options exercisable as of June 30, 2025, 2024 and 2023 was $129.7 million, $28.7 million and $6.8 million, respectively.
The fair value of each PSO grant is estimated on the date of grant with the following weighted average assumptions used for grants during fiscal 2025, 2024 and 2023:

	For the years ended June 30,
	2025	2024	2023
Expected volatility	30.17%	31.63%	35.00%
Risk-free interest rate	3.86%	3.96%	2.83%
Expected dividend yield	1.39%	1.44%	1.40%
Expected term	7.15 years	6.50 years	5.30 years

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s equity-based compensation:

	For the years ended June 30,
	2025	2024	2023
	(in millions)
Equity-based compensation	$135	$90	$74
Intrinsic value of all settled equity-based awards	$134	$78	$77
Tax benefit on settled equity-based awards	$24	$12	$14
As of June 30, 2025, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $105 million and is expected to be recognized over a weighted average period between two and three years.
NOTE 13. RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company enters into transactions with related parties to buy and/or sell programming and purchase and/or sell advertising.
For fiscal 2025, 2024 and 2023, the related party revenue and expense were not material (See Note 14—Commitments and Contingencies and Note 4—Restructuring, impairment and other corporate matters for information related to U.K. Newspaper Matters Indemnity obligation to News Corporation).
As of June 30, 2025 and 2024, the amounts due to related parties were $67 million and $74 million, respectively, which were primarily included in Accounts payable, accrued expenses and other current liabilities in the Balance Sheets.
NOTE 14. COMMITMENTS AND CONTINGENCIES
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2025:

	As of June 30, 2025
	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Borrowings	$6,650	$—	$—	$2,600	$4,050
Licensed programming	26,941	5,666	10,129	9,840	1,306
Other commitments and contractual obligations	1,595	464	704	262	165
Total commitments	$35,186	$6,130	$10,833	$12,702	$5,521
Borrowings
See Note 9—Borrowings.
Licensed programming
Under the Company’s contracts with the National Football League (“NFL”), the remaining future minimum payments for program rights to broadcast certain football games are payable over the remaining term of the contract through the 2033 NFL season. The NFL has a one-time termination right after the 2029 NFL season.

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
Leases
See Note 10—Leases.
Pension and other postretirement benefits
The total accrued net benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2025 was $295 million (See Note 15—Pension and Other Postretirement Benefits). This amount is affected by, among other items, statutory funding levels, changes in plan demographics and assumptions and investment returns on plan assets. Because of the current overall funded status of the Company’s material plans, the accrued liability does not represent expected near-term liquidity needs and, accordingly, this amount is not included in the contractual obligations table.
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
U.K. Newspaper Matters Indemnity
In connection with the separation of Twenty-First Century Fox, Inc. (“21CF”) and News Corporation in June 2013 (the “21CF News Corporation Separation”), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the separation agreement entered into connection with the separation of 21CF and the Company in 2019 and 21CF becoming a wholly-owned subsidiary of Disney (the “Transaction”), the Company assumed certain costs and liabilities related to the U.K. Newspaper Matters Indemnity. The liability recorded in the Balance Sheets related to the indemnity was approximately $65 million as of June 30, 2024 and approximately $30 million as of June 30, 2025.
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
The Company continues to believe the Smartmatic and other pending lawsuits alleging defamation or disparagement are without merit and intends to defend against them vigorously, including through any appeals. The parties filed motions for summary judgment in the Smartmatic case on April 30, 2025, and opposition and reply briefs were filed on June 18, 2025 and July 28, 2025, respectively. At this time, a trial in the Smartmatic lawsuit is not expected to commence until late 2025 or early 2026 at the earliest. The Company is unable to predict the final outcome of these matters and has determined that a loss in the Smartmatic case is neither probable nor reasonably estimable. There can be no assurance that the ultimate resolution of these pending matters will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
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
Actions and Claims Arising from Alleged Misuse of Personal Information
The Company and its subsidiaries, including Tubi, Inc. (“Tubi”), are from time to time parties to actions and arbitration claims arising from their alleged misuse of personal information. In June 2023, a putative class action lawsuit titled Campos v. Tubi was filed with the U.S. District Court for the Northern District of Illinois, Eastern Division (the “District Court”), alleging that Tubi shared viewer information with third parties in violation of the privacy protection provisions of the federal Video Privacy Protection Act (“VPPA”). After a determination that Campos lacked standing to sue Tubi, plaintiff’s counsel filed a new putative class action titled Gregory v. Tubi with the 17th Judicial Circuit Court in Winnebago County, Illinois (the “Illinois State Court”). On July 26, 2024, the parties entered into a Settlement and Release Agreement to resolve all claims, which includes the dismissal of the Campos lawsuit and settlement of the Gregory lawsuit. On January 24, 2025, the Illinois State

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Court entered a final order approving the Settlement and Release Agreement. While ten individuals appealed the Illinois State Court’s final order, the Illinois Court of Appeals dismissed their appeal on June 6, 2025. As a result, the Illinois State Court’s final order is now entered and final. The settlement did not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
On May 20, 2025, Tubi settled arbitration claims brought on behalf of approximately 23,000 individuals in 2024 that involved the alleged misuse of personal information. The settlement did not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
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
Other
The Company’s operations are subject to tax primarily in various domestic jurisdictions and as a matter of course, the Company is regularly audited by federal and state tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. In connection with the Transaction, each member of the 21CF consolidated group, which includes 21CF, the Company (prior to the Transaction) and 21CF’s other subsidiaries, is jointly and severally liable for the U.S. federal income and, in certain jurisdictions, state tax liabilities of each other member of the consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21CF consolidated group. The tax matters agreement entered into in connection with the Transaction requires 21CF and/or Disney to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the IRS in amounts that the Company cannot quantify.
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
Pension and postretirement plans that are sponsored by the Company are accounted for as defined benefit pension plans. Accordingly, the funded and unfunded position of each plan is recorded in the Balance Sheets. Actuarial gains and losses that have not yet been recognized through income are recorded in

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Accumulated other comprehensive loss net of taxes, and they are systematically amortized as a component of net periodic benefit cost. The Company’s benefit obligation for the plans is calculated using assumptions which the Company reviews on a regular basis. The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2025, 2024 and 2023.
The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The following table sets forth the change in the projected benefit obligation, change in the fair value of plan assets and funded status for the Company’s pension and postretirement benefit plans:

	Pension benefits		Postretirement benefits
	As of June 30,
	2025	2024	2025	2024
	(in millions)
Projected benefit obligation, beginning of the year	$1,119	$1,172	$45	$47
Service cost	23	27	1	—
Interest cost	57	61	2	2
Benefits paid	(44)	(43)	(3)	(3)
Settlements(a)	(37)	(50)	—	—
Actuarial losses (gains)(b)	37	(48)	(1)	(1)
Projected benefit obligation, end of the year	1,155	1,119	44	45
Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	891	853	—	—
Actual return on plan assets	54	45	—	—
Employer contributions	40	86	3	3
Benefits paid	(44)	(43)	(3)	(3)
Settlements(a)	(37)	(50)	—	—
Fair value of plan assets, end of the year	904	891	—	—
Funded status(c)	$(251)	$(228)	$(44)	$(45)
Grantor Trust assets(c)	$265	$266	$—	$—

(a)	Represents the full settlement of former employees’ deferred pension benefit obligations through lump sum payments.
(b)
Actuarial losses for June 30, 2025 and actuarial gains for June 30, 2024 were primarily due to a change in the mortality assumption and higher interest rates, respectively, utilized in measuring the plan obligations.

(c)	The Company has established an irrevocable grantor trust (the “Grantor Trust”), administered by an independent trustee, with the intention of making cash contributions to the Trust to fund certain future pension benefit obligations of the Company. The assets in the Grantor Trust are unsecured funds of the Company and can be used to satisfy the Company’s obligations in the event of bankruptcy or insolvency.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Amounts recognized in the Balance Sheets consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2025	2024	2025	2024
	(in millions)
Pension assets	$10	$36	$—	$—
Accrued pension liabilities	(261)	(264)	(44)	(45)
Net amounts recognized	$(251)	$(228)	$(44)	$(45)
Amounts recognized in Accumulated other comprehensive loss, before tax, consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2025	2024	2025	2024
	(in millions)
Actuarial losses (gains)	$197	$169	$(27)	$(30)
Accumulated pension benefit obligations as of June 30, 2025 and 2024 were $1.05 billion and $1.01 billion, respectively. As of June 30, 2025 and 2024, the fair value of plan assets exceeds the projected benefit obligation and accumulated benefit obligation for each funded plan. As of June 30, 2025 and 2024, the projected benefit obligation and accumulated benefit obligation exceeds the fair value of plan assets for each unfunded plan. Information about funded and unfunded pension plans is presented below:

	Funded plans		Unfunded plans
	As of June 30,
	2025	2024	2025		2024
	(in millions)
Projected benefit obligation	$894	$855	$261		$264
Accumulated benefit obligation	794	747	256		260
Fair value of plan assets	904	891	—	(a)	—	(a)

(a)	The fair value of the assets in the Grantor Trust as of June 30, 2025 and 2024 was $265 million and $266 million, respectively.
The components of net periodic benefit costs were as follows:

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2025	2024	2023	2025	2024	2023
	(in millions)
Service cost	$23	$27	$30	$1	$—	$1
Interest cost	57	61	52	2	2	2
Expected return on plan assets	(50)	(45)	(40)	—	—	—
Amortization of deferred losses (gains)	5	12	23	(4)	(4)	(4)
Net periodic benefit costs	$35	$55	$65	$(1)	$(2)	$(1)
The components of net periodic benefit costs other than the service cost component are included in Non- operating other, net in the Statements of Operations.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2025	2024	2023	2025	2024	2023
Additional information
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.5%	5.5%	5.3%	5.3%	5.4%	5.3%
Weighted-average assumptions used to determine net periodic benefit costs
Discount rate for service cost	5.5%	5.3%	4.8%	5.5%	5.3%	4.8%
Discount rate for interest cost	5.3%	5.4%	4.5%	5.3%	5.4%	4.5%
Expected return on plan assets	5.6%	5.3%	5.0%	N/A	N/A	N/A

N/A – not applicable.
The Company utilizes a full yield curve approach in the estimation of the service and interest components of net periodic benefit costs for pension and postretirement benefits by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The Company utilizes the latest mortality table released by the Society of Actuaries with adjustments to reflect plan specific characteristics.
The following assumed health care cost trend rates were also used in accounting for postretirement benefits:

	Postretirement benefits
	As of June 30,
	2025	2024
Health care cost trend rate	6.4%	6.6%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.9%	4.9%
Year that the rate reaches the ultimate trend rate	2031	2031
The following table sets forth the estimated benefit payments and estimated settlements for the next five fiscal years and in aggregate for the five fiscal years thereafter. These payments are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected benefit payments
	Pension benefits	Postretirement benefits
	(in millions)
Fiscal year
2026	$88	$3
2027	87	4
2028	89	4
2029	96	4
2030	98	4
2031-2035	482	19

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The above table presents expected benefit payments for the postretirement benefits net of a nominal amount of U.S. Medicare subsidy receipts per year.
Plan Assets and Grantor Trust
The following tables present Plan assets for the Company’s funded pension plans and Grantor Trust assets to fund certain future unfunded pension benefit obligations of the Company. The assets are classified by level within the fair value hierarchy, as described in Note 6—Fair Value, as of June 30, 2025 and 2024:

	As of June 30, 2025
		Fair value measurements at reporting date using	Assets measured
	Total	Level 1	at NAV(a)
	(in millions)
Pension plan assets
Pooled funds(b)
Money market funds	$35	$35	$—
Domestic equity funds	116	116	—
Domestic fixed income funds(c)	582	582	—
International equity funds	83	83	—
Balanced funds	55	55	—
Partnership interests	33	—	33
Total fair value of plan assets	$904	$871	$33

Grantor Trust assets
Pooled funds(b)
Money market funds	$8	$8	$—
Domestic fixed income funds(c)	68	68	—
Balanced funds	60	60	—
Domestic government obligations(d)	128	128	—
Other(e)	1	1	—
Total fair value of Grantor Trust assets	$265	$265	$—

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2024
		Fair value measurements at reporting date using	Assets measured
	Total	Level 1	at NAV(a)
	(in millions)
Pension plan assets
Pooled funds(b)
Money market funds	$12	$12	$—
Domestic equity funds	156	156	—
Domestic fixed income funds(c)	488	488	—
International equity funds	118	118	—
Balanced funds	69	69	—
Partnership interests	48	—	48
Total fair value of plan assets	$891	$843	$48

Grantor Trust assets
Pooled funds(b)
Money market funds	$26	$26	$—
Domestic fixed income funds(c)	66	66	—
Balanced funds	53	53	—
Domestic government obligations(d)	120	120	—
Other(e)	1	1	—
Total fair value of Grantor Trust assets	$266	$266	$—

(a)	Investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent) as a practical expedient are excluded from the fair value hierarchy disclosure. These investments have monthly liquidity.
(b)	Pooled funds that have a readily determinable fair value are valued at the regularly published NAV.
(c)	Domestic fixed income funds consist primarily of investment grade securities.
(d)	Government obligations consist of investment grade securities whose fair value is based on observable market data obtained from dealers and brokers.
(e)	Includes cash and cash equivalents.
The investment objective for the funded pension plans is to grow assets at a level commensurate with the growth in the liability while minimizing funded status volatility. The asset allocation strategy will change over time by shifting assets from return seeking assets to liability hedging assets upon the achievement of certain funding milestones. Return seeking assets are diversified across equity, fixed income and other investments and liability hedging assets are primarily fixed income investments, which are managed to correlate highly with the pension liabilities to reduce interest rate risk. The target asset allocation on June 30, 2025 is 32% return seeking assets and 68% liability hedging assets which approximates the actual asset allocation as of June 30, 2025. Assets are generally managed by external investment managers. The expected long-term rate of return on asset assumption is determined using the current target asset allocation and applying expected future returns for the various asset classes and correlations amongst the asset classes.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The funded plans weighted-average asset allocation, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2025	2024
Asset category
Equity investments	22%	31%
Fixed income investments, including cash	72	61
Other	6	8
Total	100%	100%
Required pension plan contributions for the next fiscal year are not expected to be material; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.
Defined Contribution Plans
The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $74 million, $70 million and $68 million for fiscal 2025, 2024 and 2023, respectively.
NOTE 16. INCOME TAXES
Income before income tax expense was attributable primarily to the U.S. jurisdiction. Significant components of the Company’s provision for income taxes were as follows:

	For the years ended June 30,
	2025	2024	2023
	(in millions)
U.S.
Federal	$429	$300	$127
State, local and other	175	47	35
Total current	604	347	162
Deferred	164	203	321
Provision for income taxes	$768	$550	$483
The following table is a reconciliation of income tax computed at the statutory rate to income tax expense:

	For the years ended June 30,
	2025	2024	2023
U.S. federal income tax rate	21%	21%	21%
State and local taxes	3	4	4
Effect of enacted tax law changes	—	(2)	1
Valuation allowance movement	—	2	2
Nondeductible compensation	1	1	—
Effective tax rate	25%	26%	28%

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of the components of the deferred tax accounts:

	As of June 30,
	2025	2024
	(in millions)
Deferred tax assets
Basis difference(a)	$2,288	$2,645
Operating lease liabilities	210	232
Sports rights contracts	90	—
Net operating loss carryforwards	48	38
Tax credit carryforwards	45	96
Equity-based compensation	44	39
Other	339	238
Total deferred tax assets	3,064	3,288
Deferred tax liabilities
Operating lease ROU assets	(198)	(220)
Accrued liabilities	(10)	(24)
Pension benefit obligations	—	(19)
Sports rights contracts	—	(33)
Total deferred tax liabilities	(208)	(296)
Net deferred tax asset before valuation allowance	2,856	2,992
Less: valuation allowance	(140)	(119)
Total net deferred tax assets(b)	$2,716	$2,873

(a)
As a result of the Transaction (See Note 14—Commitments and Contingencies under the heading "Other"), which was a taxable transaction for which the estimated tax liability of $5.8 billion was included in the transaction tax paid by the Company, FOX obtained a tax basis in its assets equal to their respective fair market values. This amount includes the remaining estimated deferred tax asset recorded as a result of the additional tax basis.

(b)	Includes a $5 million deferred tax liability recorded in Other liabilities in the Balance Sheets as of June 30, 2025 and 2024.
As of June 30, 2025, the Company had $48 million of tax attributes from net operating loss carryforwards available to offset future taxable income. A substantial portion of these losses can be carried forward indefinitely. As of June 30, 2025, the Company has $45 million of tax credit carryforwards primarily attributable to the corporate alternative minimum tax credit which can be carried forward indefinitely.
The net increase in the valuation allowance to $140 million as of June 30, 2025 was primarily due to the additional valuation allowance required on tax attributes.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the change in the uncertain tax positions, excluding interest and penalties:

	For the years ended June 30,
	2025	2024	2023
	(in millions)
Balance, beginning of year	$26	$26	$28
Additions for prior year tax positions(a)	26	6	2
Additions for current year tax positions	—	—	2
Reduction for prior year tax positions(b)	(2)	(6)	(6)
Balance, end of year	$50	$26	$26

(a)
The additions for prior year tax positions in fiscal 2025 is primarily due to federal tax matters related to the corporate alternative minimum tax. The additions for prior year tax positions in fiscal 2024 is primarily due to the impact of state tax law changes.

(b)	The reduction for tax positions was primarily due to audit settlements or the expiration of statutes of limitations.
The Company recognizes interest and penalty charges related to uncertain tax positions as income tax (expense) benefit. The Company recorded liabilities for accrued interest of $15 million and $12 million as of June 30, 2025 and 2024, respectively, and the amounts of interest income/expense recorded in each of fiscal 2025, 2024 and 2023 were not material.
The Company is subject to tax primarily in various domestic jurisdictions and, as a matter of ordinary course, the Company is regularly audited by federal and state tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not anticipate that the resolution of these pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. The movement in the balance of uncertain tax positions in fiscal 2025 is primarily attributable to federal tax matters. The Company does not expect significant changes to these positions over the next 12 months. As of June 30, 2025 and 2024, $20 million would affect the Company’s effective income tax rate if the Company’s position with respect to the uncertainties is sustained.
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
•Television, which produces, acquires, markets and distributes programming through the FOX broadcast network, advertising supported video-on-demand service Tubi, 29 full power broadcast television stations, including 11 duopolies, and other digital platforms, primarily in the U.S. Eighteen of the broadcast television stations are affiliated with the FOX Network and 11 are affiliated with MyNetworkTV. The segment also includes various production companies that produce content for the Company and third parties.
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company’s operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is Segment EBITDA (defined below). Due to the integrated nature of these operating segments, estimates and judgments are made in allocating certain assets, revenues and expenses. Intersegment transactions principally relate to the sublicensing of sports content and rental of studio and administrative space, which are recorded consistently with the recognition of transactions with third parties and are eliminated in consolidation.
Segment EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment EBITDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Restructuring, impairment and other corporate matters, Equity earnings (losses) of affiliates, Interest expense, net, Non-operating other, net and Income tax expense. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s operating segments because it is the primary measure used by the Company’s chief operating decision maker, the Chief Executive Officer, to monitor actual versus budget and prior fiscal year financial results, forecast future periods and perform competitive analyses to evaluate performance and allocate resources.
The tables below present summarized financial information for each of the Company’s reportable segments and Corporate and Other.

	For the years ended June 30,
	2025	2024	2023
	(in millions)
Revenues
Cable Network Programming	$6,930	$5,955	$6,043
Television	9,325	7,875	8,710
Corporate and Other	244	209	217
Eliminations	(199)	(59)	(57)
Total revenues	$16,300	$13,980	$14,913
Segment EBITDA
Cable Network Programming	$3,030	$2,693	$2,472
Television	945	506	1,009
Corporate and Other	(351)	(316)	(290)
Amortization of cable distribution investments	(10)	(16)	(16)
Depreciation and amortization	(385)	(389)	(411)
Restructuring, impairment and other corporate matters	(350)	(67)	(1,182)
Equity (losses) earnings of affiliates	(29)	(44)	4
Interest expense, net	(227)	(216)	(218)
Non-operating other, net	438	(47)	368
Income before income tax expense	3,061	2,104	1,736
Income tax expense	(768)	(550)	(483)
Net income	2,293	1,554	1,253
Less: Net income attributable to noncontrolling interests	(30)	(53)	(14)
Net income attributable to Fox Corporation stockholders	$2,263	$1,501	$1,239

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the years ended June 30,
	2025	2024	2023
	(in millions)
Reconciliation of Revenues to Segment EBITDA
Cable Network Programming
Revenues	$6,930	$5,955	$6,043
Operating expenses	(3,275)	(2,668)	(2,927)
Selling, general and administrative	(635)	(610)	(660)
Amortization of cable distribution investments	10	16	16
Segment EBITDA	$3,030	$2,693	$2,472
Television
Revenues	$9,325	$7,875	$8,710
Operating expenses	(7,308)	(6,372)	(6,704)
Selling, general and administrative	(1,072)	(997)	(997)
Segment EBITDA	$945	$506	$1,009

	For the years ended June 30,
	2025	2024	2023
	(in millions)
Revenues by Segment by Component
Cable Network Programming
Affiliate fee	$4,316	$4,188	$4,175
Advertising	1,531	1,262	1,403
Other	1,083	505	465
Total Cable Network Programming revenues	6,930	5,955	6,043
Television
Advertising	5,334	4,182	5,204
Affiliate fee	3,340	3,136	2,876
Other	651	557	630
Total Television revenues	9,325	7,875	8,710
Corporate and Other	244	209	217
Eliminations	(199)	(59)	(57)
Total revenues	$16,300	$13,980	$14,913
For fiscal 2025, 2024 and 2023, the Company had no individual customers that accounted for 10% or more of Revenues.

	For the years ended June 30,
	2025	2024	2023
	(in millions)
Depreciation and amortization
Cable Network Programming	$94	$77	$71
Television	119	117	126
Corporate and Other	172	195	214
Total depreciation and amortization	$385	$389	$411

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the years ended June 30,
	2025	2024	2023
	(in millions)
Capital expenditures
Cable Network Programming	$127	$161	$66
Television	82	76	96
Corporate and Other	122	108	195
Total capital expenditures	$331	$345	$357

	As of June 30,
	2025	2024
	(in millions)
Assets
Cable Network Programming	$2,895	$2,792
Television	7,924	7,961
Corporate and Other	10,755	10,090
Investments	1,621	1,129
Total assets	$23,195	$21,972

	As of June 30,
	2025	2024
	(in millions)
Goodwill and intangible assets, net
Cable Network Programming	$1,290	$1,288
Television	4,636	4,605
Corporate and Other	682	689
Total goodwill and intangible assets, net	$6,608	$6,582
NOTE 18. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	For the years ended June 30,
	2025	2024	2023
	(in millions, except per share amounts)
Net income attributable to Fox Corporation stockholders	$2,263	$1,501	$1,239
Weighted average shares - basic	455	478	529
Shares issuable under equity-based compensation plans(a)	6	2	2
Weighted average shares - diluted	461	480	531
Net income attributable to Fox Corporation stockholders per share - basic	$4.97	$3.14	$2.34
Net income attributable to Fox Corporation stockholders per share - diluted	$4.91	$3.13	$2.33

(a)	Weighted average common shares include the incremental shares that would be issued upon the assumed vesting of RSUs, PSUs and stock options (including PSOs) if the effect is dilutive, and, for those shares that are contingently issuable, all necessary conditions have been satisfied for the periods presented (See Note 12—Equity-Based Compensation).

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19. VALUATION AND QUALIFYING ACCOUNTS
The changes in valuation and qualifying accounts were as follows:

	Balance as of beginning of year	Additions	Utilization	Other	Balance as of end of year
	(in millions)
Fiscal 2025
Allowance for credit losses	$(44)	$(9)	$3	$—	$(50)
Deferred tax valuation allowance	(119)	(15)	1	(7)	(140)

Fiscal 2024
Allowance for credit losses	$(44)	$(8)	$5	$3	$(44)
Deferred tax valuation allowance	(72)	(52)	3	2	(119)

Fiscal 2023
Allowance for credit losses	$(54)	$—	$3	$7	$(44)
Deferred tax valuation allowance	(34)	(38)	—	—	(72)
NOTE 20. ADDITIONAL FINANCIAL INFORMATION
Interest Expense, net
The following table sets forth the components of Interest expense, net included in the Statements of Operations:

	For the years ended June 30,
	2025	2024	2023
	(in millions)
Interest expense	$(403)	$(405)	$(349)
Interest income	176	189	131
Total interest expense, net	$(227)	$(216)	$(218)
Non-Operating Other, net
The following table sets forth the components of Non-operating other, net included in the Statements of Operations:

	For the years ended June 30,
	2025	2024	2023
	(in millions)
Net gains (losses) on investments in equity securities(a)	$449	$(189)	$403
Gain on sale of assets(b)	—	166	—
Other	(11)	(24)	(35)
Total non-operating other, net	$438	$(47)	$368

(a)
Net gains (losses) on investments in equity securities includes the gains (losses) related to the change in fair value of the Company’s investment in Flutter (See Note 6—Fair Value), and for the year ended June 30, 2024, the losses related to the Company’s investment in a live streaming mobile platform.

(b)	See Note 3—Acquisitions, Disposals and Other Transactions.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of June 30,
	2025	2024
	(in millions)
Investments(a)	$1,621	$1,129
Operating lease assets	814	904
Inventories, net	742	712
Grantor Trust assets - long-term	246	247
Other	309	323
Total other non-current assets	$3,732	$3,315

(a)	Includes investments accounted for at fair value on a recurring basis of $1.2 billion and $797 million as of June 30, 2025 and 2024, respectively (See Note 6—Fair Value).
Accounts Payable, Accrued Expenses and Other Current Liabilities
The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of June 30,
	2025	2024
	(in millions)
Accrued expenses	$1,081	$1,006
Programming payable	1,070	683
Deferred revenue	299	180
Operating lease liabilities	41	76
Other current liabilities	406	408
Total accounts payable, accrued expenses and other current liabilities	$2,897	$2,353
Other Liabilities
The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of June 30,
	2025	2024
	(in millions)
Non-current operating lease liabilities	$822	$879
Accrued non-current pension/postretirement liabilities	276	276
Other non-current liabilities	243	211
Total other liabilities	$1,341	$1,366
Future Performance Obligations
As of June 30, 2025, approximately $5.4 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to affiliate contracts, content licensing contracts with fixed fees and sports advertising contracts. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.
Supplemental Information
The following table summarizes supplemental information on the Statements of Cash Flows:

	For the years ended June 30,
	2025	2024	2023
	(in millions)
Supplemental cash flow information
Cash paid for interest	$(402)	$(398)	$(345)
Cash paid for income taxes	$(515)	$(232)	$(245)
NOTE 21. SUBSEQUENT EVENTS
Subsequent to June 30, 2025, the Company increased its semi-annual dividend and declared a semi-annual dividend of $0.28 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on September 24, 2025 with a record date for determining dividend entitlements of September 3, 2025.
Subsequent to June 30, 2025, the Company repurchased a total of approximately 0.9 million shares of Class A Common Stock for $50 million in the open market.
Subsequent to June 30, 2025, the Company announced that the Board has authorized incremental stock repurchases of an additional $5 billion of Class A and Class B Common Stock. With this increase, the Company’s total stock repurchase authorization is now $12 billion.
In July 2025, the Company acquired a noncontrolling minority interest in a sports and entertainment company. This investment will not have a material effect on the Company’s business, financial condition, results of operations or cash flows.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 52 and 53, respectively, and are incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
None.
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
The information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s Definitive Proxy Statement to be filed in connection with its 2025 Annual Meeting of Stockholders pursuant to Regulation 14A.

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

10.5
Form of Fox Corporation 2019 Shareholder Alignment Plan Non-Qualified Stock Option Terms and Conditions FY 2025 Annual Grant (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “2024 Form 10-K”))+

10.6	Form of Employment Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).+

10.7	Letter Agreement between Lachlan K. Murdoch and News Corporation dated November 17, 2008 (incorporated herein by reference to Exhibit 10.6 to the March 2019 Form 10-Q).+

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

10.10
Transition and Separation Agreement, dated August 9, 2023, between the Registrant and Viet D. Dinh (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 9, 2023 and filed with the SEC on August 11, 2023 (the “August 2023 Form 8-K”)).+

10.11	Advisory Services Agreement, dated August 9, 2023, by and among the Registrant, Viet D. Dinh, P.C. and Viet D. Dinh (incorporated herein by reference to Exhibit 10.2 to the August 2023 Form 8-K).+

10.12
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

10.13
Stockholders Agreement, dated as of November 6, 2019, by and between the Registrant and the Murdoch Family Trust (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 5, 2019 and filed with the SEC on November 6, 2019).

19	Fox Corporation Insider Trading and Confidentiality Policy.*

21	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

97	Fox Corporation Clawback Policy (incorporated herein by reference to Exhibit 97 to the 2024 Form 10-K).

101
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2025, 2024 and 2023; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2025, 2024 and 2023; (iii) Consolidated Balance Sheets as of June 30, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2025, 2024 and 2023; (v) Consolidated Statements of Equity for the fiscal years ended June 30, 2025, 2024 and 2023 and (vi) Notes to the Consolidated Financial Statements.*

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
Date: August 6, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Lachlan K. Murdoch	Executive Chair and Chief Executive Officer (Principal Executive Officer)	August 6, 2025
Lachlan K. Murdoch
/S/ Steven Tomsic	Chief Financial Officer (Principal Financial and Accounting Officer)	August 6, 2025
Steven Tomsic
/S/ Tony Abbott AC	Director	August 6, 2025
Tony Abbott
/S/ William A. Burck	Director	August 6, 2025
William A. Burck
/S/ Chase Carey	Director	August 6, 2025
Chase Carey
/S/ Roland A. Hernandez	Director	August 6, 2025
Roland A. Hernandez
/S/ Margaret L. Johnson	Director	August 6, 2025
Margaret L. Johnson
/S/ Paul D. Ryan	Director	August 6, 2025
Paul D. Ryan