Form 10-Q
period 2025-09-30
Fox Corp
filed 2025-10-30
CIK 1754301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2025, 208,361,696 shares of Class A Common Stock, par value $0.01 per share, and 235,581,025 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

FOX CORPORATION
FORM 10-Q

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended September 30,
	2025	2024
Revenues	$3,738	$3,564
Operating expenses	(2,084)	(2,018)
Selling, general and administrative	(589)	(502)
Depreciation and amortization	(98)	(91)
Restructuring, impairment and other corporate matters	8	(26)
Equity (losses) earnings of affiliates	(1)	3
Interest expense, net	(50)	(50)
Non-operating other, net	(125)	233
Income before income tax expense	799	1,113
Income tax expense	(190)	(281)
Net income	609	832
Less: Net income attributable to noncontrolling interests	(10)	(5)
Net income attributable to Fox Corporation stockholders	$599	$827

EARNINGS PER SHARE DATA

Weighted average shares:
Basic	447	461
Diluted	455	464

Net income attributable to Fox Corporation stockholders per share:
Basic	$1.34	$1.79
Diluted	$1.32	$1.78
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	For the three months ended September 30,
	2025	2024
Net income	$609	$832
Other comprehensive income, net of tax:
Benefit plan adjustments and other	—	4
Other comprehensive income, net of tax	—	4
Comprehensive income	609	836
Less: Net income attributable to noncontrolling interests(a)	(10)	(5)
Comprehensive income attributable to Fox Corporation stockholders	$599	$831

(a)
Net income attributable to noncontrolling interests includes $1 million and $(2) million for the three months ended September 30, 2025 and 2024, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of September 30, 2025	As of June 30, 2025
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$4,368	$5,351
Receivables, net	2,810	2,472
Inventories, net	509	432
Other	282	174
Total current assets	7,969	8,429
Non-current assets
Property, plant and equipment, net	1,705	1,705
Intangible assets, net	2,960	2,969
Goodwill	3,637	3,639
Deferred tax assets	2,631	2,721
Other non-current assets	3,864	3,732
Total assets	$22,766	$23,195
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$2,461	$2,897
Total current liabilities	2,461	2,897
Non-current liabilities
Borrowings	6,603	6,602
Other liabilities	1,310	1,341
Redeemable noncontrolling interests	81	288
Commitments and contingencies
Equity
Class A Common Stock(a)	2	2
Class B Common Stock(b)	2	2
Additional paid-in capital	7,557	7,603
Retained earnings	4,771	4,479
Accumulated other comprehensive loss	(124)	(124)
Total Fox Corporation stockholders’ equity	12,208	11,962
Noncontrolling interests	103	105
Total equity	12,311	12,067
Total liabilities and equity	$22,766	$23,195

(a)
Class A Common Stock, $0.01 par value per share, 2,000,000,000 shares authorized, 209,167,389 shares and 210,754,900 shares issued and outstanding at par as of September 30, 2025 and June 30, 2025, respectively.

(b)	Class B Common Stock, $0.01 par value per share, 1,000,000,000 shares authorized, 235,581,025 shares issued and outstanding at par as of September 30, 2025 and June 30, 2025.
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the three months ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$609	$832
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	98	91
Restructuring, impairment and other corporate matters	(8)	26
Equity-based compensation	28	34
Equity losses (earnings) of affiliates	1	(3)
Non-operating other, net	125	(233)
Deferred income taxes	90	103
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(437)	(393)
Inventories net of programming payable	(525)	(303)
Accounts payable and accrued expenses	(132)	(110)
Other changes, net	21	114
Net cash (used in) provided by operating activities	(130)	158
INVESTING ACTIVITIES
Property, plant and equipment	(104)	(64)
Purchase of investments	(135)	—
Other investing activities, net	(16)	(14)
Net cash used in investing activities	(255)	(78)
FINANCING ACTIVITIES
Repurchase of shares	(250)	(250)
Dividends paid and distributions	(138)	(131)
Purchase of noncontrolling interest	(208)	—
Other financing activities, net	(2)	34
Net cash used in financing activities	(598)	(347)
Net decrease in cash and cash equivalents	(983)	(267)
Cash and cash equivalents, beginning of year	5,351	4,319
Cash and cash equivalents, end of period	$4,368	$4,052
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(IN MILLIONS)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Fox Corporation Stockholders’ Equity	Noncontrolling Interests(a)	Total Equity
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, June 30, 2025	211	$2	235	$2	$7,603	$4,479	$(124)	$11,962	$105	$12,067
Net income	—	—	—	—	—	599	—	599	9	608
Dividends	—	—	—	—	—	(125)	—	(125)	—	(125)
Shares repurchased	(4)	—	—	—	(73)	(180)	—	(253)	—	(253)
Other	2	—	—	—	27	(2)	—	25	(11)	14
Balance, September 30, 2025	209	$2	235	$2	$7,557	$4,771	$(124)	$12,208	$103	$12,311
Balance, June 30, 2024	226	$2	235	$2	$7,678	$3,139	$(107)	$10,714	$100	$10,814
Net income	—	—	—	—	—	827	—	827	7	834
Other comprehensive income	—	—	—	—	—	—	4	4	—	4
Dividends	—	—	—	—	—	(124)	—	(124)	—	(124)
Shares repurchased	(6)	—	—	—	(107)	(146)	—	(253)	—	(253)
Other	2	—	—	—	70	38	—	108	(7)	101
Balance, September 30, 2024	222	$2	235	$2	$7,641	$3,734	$(103)	$11,276	$100	$11,376

(a)	Excludes Redeemable noncontrolling interests (See Note 11—Additional Financial Information under the heading “Redeemable Noncontrolling Interests”).
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
The accompanying Unaudited Consolidated Financial Statements of FOX have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Unaudited Consolidated Financial Statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2026.
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
These interim Unaudited Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 as filed with the Securities and Exchange Commission on August 6, 2025 (the “2025 Form 10-K”).
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
The Company’s fiscal year ends on June 30 (“fiscal”) of each year. Certain fiscal 2025 amounts have been reclassified to conform to the fiscal 2026 presentation.
The Unaudited Consolidated Financial Statements are referred to as the “Financial Statements” herein. The Unaudited Consolidated Statements of Operations are referred to as the “Statements of Operations” herein. The Consolidated Balance Sheets are referred to as the “Balance Sheets” herein.
NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS
The Company’s acquisitions support the Company’s strategy to strengthen its core brands, grow its digital businesses and selectively enhance production capabilities for its digital and linear platforms. During the three months ended September 30, 2025 and 2024, the Company made no acquisitions.
In July 2025, the Company acquired a noncontrolling minority interest in a sports and entertainment company, which was recorded as an equity method investment, initially at fair value.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. INVENTORIES, NET
The Company’s inventories were comprised of the following:

	As of September 30, 2025	As of June 30, 2025
	(in millions)
Licensed programming, including prepaid sports rights	$775	$633
Owned programming	587	541
Total inventories, net	1,362	1,174
Less: current portion of inventories, net	(509)	(432)
Total non-current inventories, net	$853	$742

Owned programming
Released	$302	$308
In-process or other	285	233
Total	$587	$541
The following table presents the aggregate amortization expense related to Inventories, net included in Operating expenses in the Statements of Operations:

	For the three months ended September 30,
	2025	2024
	(in millions)
Total amortization expense	$1,144	$1,130
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
The following tables present information about financial assets and redeemable noncontrolling interests carried at fair value on a recurring basis:

	Fair value measurements
	As of September 30, 2025
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$1,118	$1,118	(a)	$—	$—
Redeemable noncontrolling interests	(53)	—		—	(53)	(b)
Total	$1,065	$1,118		$—	$(53)

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Fair value measurements
	As of June 30, 2025
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$1,249	$1,249	(a)	$—	$—
Redeemable noncontrolling interests	(261)	—		—	(261)	(b)
Total	$988	$1,249		$—	$(261)

(a)	The investments categorized as Level 1 primarily represent an investment in equity securities of Flutter Entertainment plc (“Flutter”) with a readily determinable fair value.
(b)
See Note 11—Additional Financial Information. The Company utilizes both the market and income approach valuation techniques for its Level 3 fair value measures. Inputs to such measures could include observable market data obtained from independent sources such as broker quotes and recent market transactions for similar assets. It is the Company’s policy to maximize the use of observable inputs in the measurement of its Level 3 fair value measurements. To the extent observable inputs are not available, the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the redeemable noncontrolling interests. Examples of utilized unobservable inputs are future cash flows and long-term growth rates.

Financial Instruments
The carrying value of the Company’s financial instruments exclusive of borrowings, such as cash and cash equivalents, receivables and payables approximates fair value.
The following table sets forth the fair value and carrying value of the Company’s Borrowings:

	As of September 30, 2025	As of June 30, 2025
	(in millions)
Borrowings
Fair value	$6,746	$6,625
Carrying value	$6,603	$6,602
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
Generally, the Company does not require collateral to secure receivables. As of September 30, 2025 and June 30, 2025, the Company had no individual customers that accounted for 10% or more of the Company’s receivables.
NOTE 5. BORROWINGS
Borrowings include senior notes (See Note 9—Borrowings in the 2025 Form 10-K under the heading “Public Debt – Senior Notes Issued”). The Company is party to a credit agreement providing a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
and a maturity date of June 2028 (See Note 9—Borrowings in the 2025 Form 10-K under the heading “Revolving Credit Agreement”). As of September 30, 2025, there were no borrowings outstanding under the revolving credit agreement.
NOTE 6. STOCKHOLDERS’ EQUITY
Stock Repurchase Program
The Company’s Board of Directors (the “Board”) previously authorized a stock repurchase program under which the Company can repurchase $7 billion of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”). In August 2025, the Board authorized incremental stock repurchases of an additional $5 billion of Common Stock. With this increase, the Company’s total stock repurchase authorization is now $12 billion. The program has no time limit and may be modified, suspended or discontinued at any time.
The Company repurchased approximately 4 million shares of Class A Common Stock for approximately $250 million during the three months ended September 30, 2025.
Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.
As of September 30, 2025, the Company’s remaining stock repurchase authorization was approximately $5.15 billion. Subsequent to September 30, 2025, the Company repurchased approximately 0.8 million shares of Class A Common Stock for approximately $50 million.
Subsequent to September 30, 2025, the Company announced that it expects to enter into a $1.5 billion accelerated share repurchase transaction commencing on October 31, 2025 to repurchase $700 million of Class A Common Stock and $800 million of Class B Common Stock under the Company’s stock repurchase program. The Company anticipates completing the transaction during the second half of fiscal 2026.
Stockholders Agreement
On September 8, 2025, the Company entered into a new stockholders agreement (the “New Stockholders Agreement”) with LGC Holdco, LLC (“LGC Holdco”) and certain Murdoch family trusts (collectively, the “LGC Family Trusts”). In connection with this, the stockholders agreement between the Company and the Murdoch Family Trust (See Note 11—Stockholders’ Equity in the 2025 Form 10-K) was terminated. The New Stockholders Agreement limits the LGC Family Trusts and LGC Holdco from owning, collectively with certain Murdoch family members (the “Murdoch Individuals”), more than 44% of the outstanding voting power of the shares of Class B Common Stock and requires the LGC Family Trusts and LGC Holdco to forfeit votes to the extent necessary to ensure that the Murdoch Individuals, the LGC Family Trusts and LGC Holdco collectively do not exceed 44% of the outstanding voting power of the shares of Class B Common Stock, except where a Murdoch Individual votes their own shares differently from the others on any matter. In addition, the New Stockholders Agreement provides the Company with a right of first refusal with respect to any underwritten public offering of the shares of Class B Common Stock held by the LGC Family Trusts or LGC Holdco to anyone other than the Murdoch Individuals and their affiliates, subject to certain exceptions, and provides the LGC Family Trusts and LGC Holdco with certain customary registration rights.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Dividends
The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the three months ended September 30,
	2025	2024
Cash dividend per share	$0.28	$0.27
The Company declared a semi-annual dividend of $0.28 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended September 30, 2025, which was paid on September 24, 2025.
NOTE 7. EQUITY-BASED COMPENSATION
The Company has equity-based compensation plans, including the Fox Corporation 2019 Shareholder Alignment Plan (See Note 12—Equity-Based Compensation in the 2025 Form 10-K).
The following table summarizes the Company’s equity-based compensation:

	For the three months ended September 30,
	2025	2024
	(in millions)
Equity-based compensation	$28	$34
Intrinsic value of all settled equity-based awards	$156	$78
Tax benefit on settled equity-based awards	$26	$15
The Company’s equity-based awards are settled in Class A Common Stock. As of September 30, 2025, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $190 million and is expected to be recognized over a weighted average period between two and three years.
The computation of diluted earnings per share did not include stock options or performance-based stock options outstanding during each period presented if their inclusion would have been antidilutive, and, for those shares that are contingently issuable, if all necessary conditions have not been satisfied for the periods presented.
Awards Vested, Granted and Exercised
Restricted Stock Units
During the three months ended September 30, 2025 and 2024, approximately 1.6 million and 1.5 million restricted stock units (“RSUs”) vested and approximately 1.1 million and 1.7 million RSUs were granted, respectively. These RSUs generally vest in equal annual installments over a three-year period subject to participants’ continued employment with the Company.
Performance-Based Stock Options
During the three months ended September 30, 2025 and 2024, approximately 1.3 million and 1.6 million performance-based stock options were exercised and approximately 2.4 million and 3.4 million were granted, respectively, which will vest in full at the end of a three-year performance period if the market condition is met and have a term of seven years thereafter.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of September 30, 2025 and June 30, 2025 were approximately $37 billion and $35 billion, respectively. The increase from June 30, 2025 was primarily due to the renewal of technology agreements.
Legal and Other Contingencies
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
U.K. Newspaper Matters Indemnity
In connection with the separation of Twenty-First Century Fox, Inc. (“21CF”) and News Corporation in June 2013 (the “21CF News Corporation Separation”), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the separation agreement entered into connection with the separation of 21CF and the Company in 2019 and 21CF becoming a wholly-owned subsidiary of The Walt Disney Company (“Disney”) (the “Transaction”), the Company assumed certain costs and liabilities related to the U.K. Newspaper Matters Indemnity. The liability recorded in the Balance Sheets related to the indemnity was approximately $30 million as of June 30, 2025 and September 30, 2025.
Defamation and Disparagement Claims
From time to time, the Company and its news businesses, including FOX News Media and the FOX Television Stations, and their employees are subject to lawsuits alleging defamation or disparagement. This includes the lawsuit filed by Smartmatic USA Corp. and certain of its affiliates (collectively, “Smartmatic”) in February 2021 seeking $2.7 billion in damages.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company continues to believe the Smartmatic and other pending lawsuits alleging defamation or disparagement are without merit and intends to defend against them vigorously, including through any appeals. The parties filed motions for summary judgment in the Smartmatic case on April 30, 2025, and opposition and reply briefs were filed on June 18, 2025 and July 28, 2025, respectively. A hearing on the motions is scheduled for December 2, 2025. At this time, a trial in the Smartmatic lawsuit is not expected to commence until early 2026 at the earliest. The Company is unable to predict the final outcome of these matters and has determined that a loss in the Smartmatic case is neither probable nor reasonably estimable. There can be no assurance that the ultimate resolution of these pending matters will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
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
Tax Contingencies
The Company’s operations are subject to tax primarily in various domestic jurisdictions and as a matter of course, the Company is regularly audited by federal and state tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. In connection with the Transaction, each member of the 21CF consolidated group, which includes 21CF, the Company (prior to the Transaction) and 21CF’s other subsidiaries, is jointly and severally liable for the U.S. federal income and, in certain jurisdictions, state tax liabilities of each other member of the consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21CF consolidated group. The tax matters agreement entered into in connection with the Transaction requires 21CF and/or Disney to indemnify the Company for any such liability. Disputes or assessments could arise during current or future audits by the IRS in amounts that the Company cannot quantify.
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. Pension plans and postretirement benefit plans are closed to new participants with the exception of a small group covered by collective bargaining agreements. The net periodic benefit cost was $8 million and $9 million for the three months ended September 30, 2025 and 2024, respectively.

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
The Credible and the FOX Studio Lot operating segments do not meet the criteria under GAAP to be separately reported as a reportable segment or aggregated with other operating segments, and as such are presented as part of Corporate and Other, which is not a reportable segment. Corporate and Other principally consists of FOX One, the Company’s direct-to-consumer subscription streaming service launched in August 2025, Credible, the FOX Studio Lot and corporate overhead costs. Credible is a U.S. consumer finance marketplace. The FOX Studio Lot, located in Los Angeles, California, provides television and film production services along with office space, studio operation services and includes all operations of the facility.
The Company’s operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is Segment EBITDA (defined below). Due to the integrated nature of these operating segments, estimates and judgments are made in allocating certain assets, revenues and expenses. Intersegment transactions principally relate to the sublicensing of sports content, direct-to-consumer streaming services and rental of studio and administrative space, which are recorded consistently with the recognition of transactions with third parties and are eliminated in consolidation.
Segment EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment EBITDA does not include: Depreciation and amortization, Restructuring, impairment and other corporate matters, Equity earnings (losses) of affiliates, Interest expense, net, Non-operating other, net and Income tax expense. Effective July 1, 2025, the Company no longer removes the impact of amortization of cable distribution investments when calculating Segment EBITDA. Prior periods were not restated as the impact of the change is immaterial to the calculation. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s operating segments because it is the primary measure used by the Company’s chief operating decision maker, the Chief Executive Officer, to monitor actual versus budget and prior fiscal year financial results, forecast future periods and perform competitive analyses to evaluate performance and allocate resources.
We use the term "MVPDs" to refer collectively to traditional MVPDs and virtual MVPDs.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The tables below present summarized financial information for each of the Company’s reportable segments and Corporate and Other.

	For the three months ended September 30,
	2025	2024
	(in millions)
Revenues
Cable Network Programming	$1,662	$1,597
Television	2,050	1,953
Corporate and Other	89	65
Eliminations	(63)	(51)
Total revenues	$3,738	$3,564
Segment EBITDA
Cable Network Programming	$800	$748
Television	399	372
Corporate and Other	(134)	(72)
Amortization of cable distribution investments	—	(4)
Depreciation and amortization	(98)	(91)
Restructuring, impairment and other corporate matters	8	(26)
Equity (losses) earnings of affiliates	(1)	3
Interest expense, net	(50)	(50)
Non-operating other, net	(125)	233
Income before income tax expense	799	1,113
Income tax expense	(190)	(281)
Net income	609	832
Less: Net income attributable to noncontrolling interests	(10)	(5)
Net income attributable to Fox Corporation stockholders	$599	$827

	For the three months ended September 30,
	2025	2024
	(in millions)
Reconciliation of Revenues to Segment EBITDA
Cable Network Programming
Revenues	$1,662	$1,597
Operating expenses	(703)	(702)
Selling, general and administrative	(159)	(151)
Amortization of cable distribution investments	—	4
Segment EBITDA	$800	$748
Television
Revenues	$2,050	$1,953
Operating expenses	(1,385)	(1,333)
Selling, general and administrative	(266)	(248)
Segment EBITDA	$399	$372

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended September 30,
	2025	2024
	(in millions)
Revenues by Segment by Component
Cable Network Programming
Distribution(a)	$1,090	$1,062
Advertising	345	321
Content and other	227	214
Total Cable Network Programming revenues	1,662	1,597
Television
Advertising	1,067	1,008
Distribution(a)	821	806
Content and other	162	139
Total Television revenues	2,050	1,953
Corporate and Other	89	65
Eliminations	(63)	(51)
Total revenues	$3,738	$3,564

(a)	The Company generates distribution revenue from agreements with MVPDs for cable network programming and retransmission fees for the broadcast of the Company’s owned and operated television stations and from subscription fees for the Company’s direct-to-consumer streaming services. In addition, the Company generates distribution revenue from agreements with independently owned television stations that are affiliated with the FOX Network.

	For the three months ended September 30,
	2025	2024
	(in millions)
Depreciation and amortization
Cable Network Programming	$26	$20
Television	30	29
Corporate and Other	42	42
Total depreciation and amortization	$98	$91

	For the three months ended September 30,
	2025	2024
	(in millions)
Capital expenditures
Cable Network Programming	$28	$23
Television	32	11
Corporate and Other	44	30
Total capital expenditures	$104	$64

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of September 30, 2025	As of June 30, 2025
	(in millions)
Assets
Cable Network Programming	$3,052	$2,895
Television	8,378	7,924
Corporate and Other	9,701	10,755
Investments	1,635	1,621
Total assets	$22,766	$23,195
NOTE 11. ADDITIONAL FINANCIAL INFORMATION
Restructuring, Impairment and Other Corporate Matters
The following table sets forth the components of Restructuring, impairment and other corporate matters included in the Statements of Operations:

	For the three months ended September 30,
	2025	2024
	(in millions)
Restructuring charges	$(2)	$(8)
Other corporate matters
Legal settlement costs	(6)	(7)
U.K. Newspaper Matters Indemnity(a)	(1)	(6)
Other	17	(5)
Total restructuring, impairment and other corporate matters	$8	$(26)

(a)	See Note 8—Commitments and Contingencies under the heading "U.K. Newspaper Matters Indemnity."
Interest Expense, net
The following table sets forth the components of Interest expense, net included in the Statements of Operations:

	For the three months ended September 30,
	2025	2024
	(in millions)
Interest expense	$(100)	$(102)
Interest income	50	52
Total interest expense, net	$(50)	$(50)

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Non-Operating Other, net
The following table sets forth the components of Non-operating other, net included in the Statements of Operations:

	For the three months ended September 30,
	2025	2024
	(in millions)
Net (losses) gains on investments in equity securities(a)	$(122)	$236
Other	(3)	(3)
Total non-operating other, net	$(125)	$233

(a)	Net (losses) gains on investments in equity securities includes the (losses) gains related to the change in fair value of the Company’s investment in Flutter (See Note 4—Fair Value).
Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of September 30, 2025	As of June 30, 2025
	(in millions)
Investments(a)	$1,635	$1,621
Inventories, net	853	742
Operating lease assets	801	814
Grantor Trust assets	252	246
Other	323	309
Total other non-current assets	$3,864	$3,732

(a)	Includes investments accounted for at fair value on a recurring basis of $1.1 billion and $1.2 billion as of September 30, 2025 and June 30, 2025, respectively (See Note 4—Fair Value).
Accounts Payable, Accrued Expenses and Other Current Liabilities
The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of September 30, 2025	As of June 30, 2025
	(in millions)
Accrued expenses	$916	$1,081
Programming payable	768	1,070
Deferred revenue	378	299
Operating lease liabilities	41	41
Other current liabilities	358	406
Total accounts payable, accrued expenses and other current liabilities	$2,461	$2,897

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Liabilities
The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of September 30, 2025	As of June 30, 2025
	(in millions)
Non-current operating lease liabilities	$808	$822
Accrued non-current pension/postretirement liabilities	278	276
Other non-current liabilities	224	243
Total other liabilities	$1,310	$1,341
Redeemable Noncontrolling Interests
The redeemable noncontrolling interests recorded are put rights held by minority shareholders in Credible Labs Inc. (“Credible”), an entertainment production company and a digital media company. The put right held by the Credible minority interest shareholder was exercised in December 2024 and was settled during the three months ended September 30, 2025. The put right held by the entertainment production company’s minority shareholder will become exercisable in fiscal 2027. The put right held by the digital media company’s minority shareholders will become exercisable in fiscal 2030.
The changes in redeemable noncontrolling interests were as follows:

	For the three months ended September 30,
	2025	2024
	(in millions)
Beginning of period	$(288)	$(242)
Redemption of noncontrolling interests	208	—
Net (income) loss	(1)	2
Accretion and redemption value adjustments	—	38
End of period	$(81)	$(202)
Future Performance Obligations
As of September 30, 2025, approximately $7.2 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to distribution contracts, content licensing contracts with fixed fees and sports advertising contracts. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.
Supplemental Information
The following table summarizes supplemental information on the Statements of Cash Flows:

	For the three months ended September 30,
	2025	2024
	(in millions)
Supplemental cash flow information
Cash paid for interest	$(135)	$(133)
Cash paid for income taxes	$(71)	$(21)

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Readers should carefully review this document and the other documents filed by Fox Corporation (“FOX” or the “Company”) with the Securities and Exchange Commission (the “SEC”). This section should be read together with the unaudited interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended June 30, (“fiscal”) 2025 as filed with the SEC on August 6, 2025 (the “2025 Form 10-K”). The Unaudited Consolidated Financial Statements are referred to as the “Financial Statements” herein.
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three months ended September 30, 2025 and 2024 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2025 and 2024. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2025 and 2024, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of September 30, 2025. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
•Caution Concerning Forward-Looking Statements—This section provides a description of the use of forward-looking information appearing in this Quarterly Report on Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such information is based on management’s current expectations about future events which are subject to change and to inherent risks and uncertainties. Refer to Part I., Item 1A. “Risk Factors” in the 2025 Form 10-K for a discussion of the risk factors applicable to the Company.
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
The Credible and the FOX Studio Lot operating segments do not meet the criteria under U.S. generally accepted accounting principles (“GAAP”) to be separately reported as a reportable segment or aggregated with other operating segments, and as such are presented as part of Corporate and Other, which is not a reportable segment. Corporate and Other principally consists of FOX One, the Company’s direct-to-consumer subscription streaming service launched in August 2025, Credible, the FOX Studio Lot and corporate overhead costs. The FOX Studio Lot, located in Los Angeles, California, provides television and film production services along with office space, studio operation services and includes all operations of the facility.
We use the term "MVPDs" to refer collectively to traditional MVPDs and virtual MVPDs.
RESULTS OF OPERATIONS
Results of Operations—For the three months ended September 30, 2025 versus the three months ended September 30, 2024.
The following table sets forth the Company’s operating results for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024:

	For the three months ended September 30,
	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Distribution(a)	$1,915	$1,868	$47	3%
Advertising	1,412	1,329	83	6%
Content and other	411	367	44	12%
Total revenues	3,738	3,564	174	5%
Operating expenses	(2,084)	(2,018)	(66)	(3)%
Selling, general and administrative	(589)	(502)	(87)	(17)%
Depreciation and amortization	(98)	(91)	(7)	(8)%
Restructuring, impairment and other corporate matters	8	(26)	34	**
Equity (losses) earnings of affiliates	(1)	3	(4)	**
Interest expense, net	(50)	(50)	—	—%
Non-operating other, net	(125)	233	(358)	**
Income before income tax expense	799	1,113	(314)	(28)%
Income tax expense	(190)	(281)	91	32%
Net income	609	832	(223)	(27)%
Less: Net income attributable to noncontrolling interests	(10)	(5)	(5)	(100)%
Net income attributable to Fox Corporation stockholders	$599	$827	$(228)	(28)%

(a)	The Company generates distribution revenue from agreements with MVPDs for cable network programming and retransmission fees for the broadcast of the Company’s owned and operated television stations and from subscription fees for the Company’s direct-to-consumer streaming services. In addition, the Company generates distribution revenue from agreements with independently owned television stations that are affiliated with the FOX Network.
**	not meaningful
Overview
For the three months ended September 30, 2025 and 2024
The Company’s revenues increased $174 million or 5% for the three months ended September 30, 2025, as compared to the corresponding period of fiscal 2025, due to higher distribution, advertising and content and other revenues. The increase of $47 million or 3% in distribution revenue was primarily due to the impact of higher average rates per subscriber and higher fees received from television stations that are affiliated with the FOX Network of approximately $155 million, partially offset by the approximately $110 million impact of a lower average number of subscribers. The increase of $83 million or 6% in advertising revenue was primarily due to the approximately $185 million impact principally due to continued digital growth led by the Tubi AVOD service, higher news pricing and higher sports pricing and ratings, partially offset by the approximately $100 million impact of lower political advertising revenue due to the absence of the 2024 presidential and congressional elections. The increase of $44 million or 12% in content and other revenues was primarily due to higher entertainment content revenue and higher sports sublicensing revenue.
Operating expenses increased $66 million or 3% for the three months ended September 30, 2025, as compared to the corresponding period of fiscal 2025, primarily due to the approximately $80 million impact of higher entertainment programming rights amortization and digital content costs. This increase was offset by approximately $15 million primarily due to lower sports programming rights amortization and lower newsgathering costs led by the absence of the 2024 presidential election.
Selling, general and administrative expenses increased $87 million or 17% for the three months ended September 30, 2025, as compared to the corresponding period of fiscal 2025, primarily due to costs associated with the marketing of the launch of FOX One and higher employee costs.
Restructuring, impairment and other corporate matters—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Restructuring, Impairment and Other Corporate Matters.”
Non-operating other, net—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Non-Operating Other, net.”
Income tax expense—The Company’s tax provision and related effective tax rate of 24% for the three months ended September 30, 2025 was higher than the statutory rate of 21% primarily due to state taxes partially offset by other permanent items.
The Company's tax provision and related effective tax rate of 25% for the three months ended September 30, 2024 was higher than the statutory rate of 21% primarily due to state taxes.
Net income—Net income decreased $223 million or 27% for the three months ended September 30, 2025, as compared to the corresponding period of fiscal 2025, primarily due to a change in fair value of the Company’s investments in equity securities, partially offset by lower provision for income tax.
Segment Analysis
The Company’s operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is Segment EBITDA (defined below). Due to the integrated nature of these operating segments, estimates and judgments are made in allocating certain assets, revenues and expenses. Intersegment transactions principally relate to the sublicensing of sports content, direct-to-consumer streaming services and rental of studio and administrative space, which are recorded consistently with the recognition of transactions with third parties and are eliminated in consolidation.
Segment EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment EBITDA does not include: Depreciation and amortization, Restructuring, impairment and other corporate matters, Equity earnings (losses) of affiliates, Interest expense, net, Non-operating other, net and Income tax expense. Effective July 1, 2025, the Company no longer removes the impact of amortization of cable distribution investments when calculating Segment EBITDA. Prior periods were not restated as the impact of the change is immaterial to the calculation. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s operating segments because it is the primary measure used by the Company’s chief operating decision maker, the Chief Executive Officer, to monitor actual versus budget and prior fiscal year financial results, forecast future periods and perform competitive analyses to evaluate performance and allocate resources.

The following tables set forth the Company’s Revenues and Segment EBITDA for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024:

	For the three months ended September 30,
	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Cable Network Programming	$1,662	$1,597	$65	4%
Television	2,050	1,953	97	5%
Corporate and Other	89	65	24	37%
Eliminations	(63)	(51)	(12)	(24)%
Total revenues	$3,738	$3,564	$174	5%

	For the three months ended September 30,
	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)
Segment EBITDA
Cable Network Programming	$800	$748	$52	7%
Television	399	372	27	7%
Corporate and Other	(134)	(72)	(62)	(86)%
Adjusted EBITDA(a)	$1,065	$1,048	$17	2%

(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.
Cable Network Programming (44% and 45% of the Company’s revenues for the first three months of fiscal 2026 and 2025, respectively)

	For the three months ended September 30,
	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Distribution	$1,090	$1,062	$28	3%
Advertising	345	321	24	7%
Content and other	227	214	13	6%
Total revenues	1,662	1,597	65	4%
Operating expenses	(703)	(702)	(1)	—%
Selling, general and administrative	(159)	(151)	(8)	(5)%
Amortization of cable distribution investments	—	4	(4)	(100)%
Segment EBITDA	$800	$748	$52	7%
For the three months ended September 30, 2025 and 2024
Revenues at the Cable Network Programming segment increased $65 million or 4% for the three months ended September 30, 2025, as compared to the corresponding period of fiscal 2025, due to higher distribution, advertising and content and other revenues. Distribution revenue increased $28 million or 3% as higher average rates per subscriber were partially offset by a decrease in the average number of subscribers. The increase of $24 million or 7% in advertising revenue was primarily due to higher news pricing partially offset by the absence of the broadcast of CONMEBOL Copa América in the current year. The increase of $13 million or 6% in content and other revenues was primarily due to higher sports sublicensing revenue.
Cable Network Programming Segment EBITDA increased $52 million or 7% for the three months ended September 30, 2025, as compared to the corresponding period of fiscal 2025, due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased $1 million primarily due to higher sports programming rights amortization and production costs led by international soccer rights acquired in the current year. This increase was largely offset by lower newsgathering costs led by the absence of the 2024 presidential election. Selling, general and administrative expenses increased $8 million or 5% primarily due to higher employee costs.
Television (55% of the Company’s revenues for the first three months of fiscal 2026 and 2025)

	For the three months ended September 30,
	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Advertising	$1,067	$1,008	$59	6%
Distribution	821	806	15	2%
Content and other	162	139	23	17%
Total revenues	2,050	1,953	97	5%
Operating expenses	(1,385)	(1,333)	(52)	(4)%
Selling, general and administrative	(266)	(248)	(18)	(7)%
Segment EBITDA	$399	$372	$27	7%
For the three months ended September 30, 2025 and 2024
Revenues at the Television segment increased $97 million or 5% for the three months ended September 30, 2025, as compared to the corresponding period of fiscal 2025, due to higher advertising, distribution and content and other revenues. The increase of $59 million or 6% in advertising revenue was primarily due to continued digital growth led by the Tubi AVOD service and higher sports pricing and ratings led by the National Football League, partially offset by lower political advertising revenue principally due to the absence of the 2024 presidential and congressional elections. The increase of $15 million or 2% in distribution revenue was primarily due to higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations and higher fees received from television stations that are affiliated with the FOX Network. The increase of $23 million or 17% in content and other revenues was primarily due to higher entertainment content revenue led by the timing of deliveries.
Television Segment EBITDA increased $27 million or 7% for the three months ended September 30, 2025, as compared to the corresponding period of fiscal 2025, due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased $52 million or 4% primarily due to higher entertainment programming rights amortization and higher digital content costs. This increase was partially offset by lower sports programming rights amortization primarily due to the absence of WWE and the broadcast of the Union of European Football Associations European Championship. Selling, general and administrative expenses increased $18 million or 7% primarily due to higher employee costs.

Corporate and Other

	For the three months ended September 30,
	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues	$89	$65	$24	37%
Operating expenses	(45)	(20)	(25)	**
Selling, general and administrative	(178)	(117)	(61)	(52)%
Segment EBITDA	$(134)	$(72)	$(62)	(86)%

**	not meaningful
For the three months ended September 30, 2025 and 2024
Revenues within Corporate and Other for the three months ended September 30, 2025 and 2024 include revenues generated by Credible, the operation of the FOX Studio Lot and distribution revenue at FOX One. Operating expenses for the three months ended September 30, 2025 and 2024 include advertising and promotional expenses at Credible and costs associated with the launch of FOX One. Selling, general and administrative expenses for the three months ended September 30, 2025 and 2024 primarily relate to employee costs, professional fees, FOX One marketing costs and the costs of operating the FOX Studio Lot. Corporate and Other EBITDA decreased $62 million or 86% for the three months ended September 30, 2025, as compared to the corresponding period of fiscal 2025, primarily due to costs associated with the launch of FOX One, led by marketing costs, which more than offset related distribution revenue.
Non-GAAP Financial Measures
Adjusted EBITDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Adjusted EBITDA does not include: Depreciation and amortization, Restructuring, impairment and other corporate matters, Equity earnings (losses) of affiliates, Interest expense, net, Non-operating other, net and Income tax expense. Effective July 1, 2025, the Company no longer removes the impact of amortization of cable distribution investments when calculating Adjusted EBITDA. Prior periods were not restated as the impact of the change is immaterial to the calculation.
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

The following table reconciles Net income to Adjusted EBITDA for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024:

	For the three months ended September 30,
	2025	2024
	(in millions)
Net income	$609	$832
Add
Amortization of cable distribution investments	—	4
Depreciation and amortization	98	91
Restructuring, impairment and other corporate matters	(8)	26
Equity losses (earnings) of affiliates	1	(3)
Interest expense, net	50	50
Non-operating other, net	125	(233)
Income tax expense	190	281
Adjusted EBITDA	$1,065	$1,048
The following table sets forth the computation of Adjusted EBITDA for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

	For the three months ended September 30,
	2025	2024
	(in millions)
Revenues	$3,738	$3,564
Operating expenses	(2,084)	(2,018)
Selling, general and administrative	(589)	(502)
Amortization of cable distribution investments	—	4
Adjusted EBITDA	$1,065	$1,048
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company has approximately $4.4 billion of cash and cash equivalents as of September 30, 2025 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 5—Borrowings to the accompanying Financial Statements). The Company also has access to the worldwide capital markets, subject to market conditions. As of September 30, 2025, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any noncompliance with such covenants.
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

Sources and Uses of Cash
Net cash (used in) provided by operating activities for the three months ended September 30, 2025 and 2024 was as follows (in millions):

For the three months ended September 30,	2025	2024
Net cash (used in) provided by operating activities	$(130)	$158
The change in net cash (used in) provided by operating activities during the three months ended September 30, 2025, as compared to the corresponding period of fiscal 2025, was primarily due to lower political advertising receipts due to the absence of the 2024 presidential and congressional elections, higher sports and entertainment programming payments and higher tax payments, partially offset by higher Segment EBITDA.
Net cash used in investing activities for the three months ended September 30, 2025 and 2024 was as follows (in millions):

For the three months ended September 30,	2025	2024
Net cash used in investing activities	$(255)	$(78)
The increase in net cash used in investing activities during the three months ended September 30, 2025, as compared to the corresponding period of fiscal 2025, was primarily due to an increase in the Company’s investments and capital expenditures.
Net cash used in financing activities for the three months ended September 30, 2025 and 2024 was as follows (in millions):

For the three months ended September 30,	2025	2024
Net cash used in financing activities	$(598)	$(347)
The increase in net cash used in financing activities during the three months ended September 30, 2025, as compared to the corresponding period of fiscal 2025, was primarily due to the Company’s purchase of noncontrolling interest.
Stock Repurchase Program
See Note 6—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program.”
Dividends
The Company declared a semi-annual dividend of $0.28 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended September 30, 2025, which was paid on September 24, 2025. The Company expects to continue to pay semi-annual dividends, although each dividend is subject to approval by the Company’s Board of Directors.
Debt Instruments
Borrowings include senior notes (See Note 5—Borrowings to the accompanying Financial Statements).

Ratings of the Senior Notes
The following table summarizes the Company’s credit ratings as of September 30, 2025:

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
Commitments and Contingencies
See Note 8—Commitments and Contingencies to the accompanying Financial Statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to the accounting policies and estimates as described in Part II., Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2025 Form 10-K.
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
•declines in advertising expenditures due to various factors such as the economic prospects of advertisers or the economy, evolving technologies and distribution platforms and related changes in consumer behavior and shifts in advertisers’ expenditures, the evolving digital advertising market, major sports events and election cycles, and audience measurement methodologies’ ability to accurately reflect actual multiplatform viewership levels;
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
•the Company’s ability to secure additional capital on acceptable terms; and
•the other risks and uncertainties detailed in Part I, Item 1A. “Risk Factors” in the 2025 Form 10-K.
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
There have been no material changes in the market risks reported in the 2025 Form 10-K.
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
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.        LEGAL PROCEEDINGS
See Note 8—Commitments and Contingencies to the accompanying Unaudited Consolidated Financial Statements of FOX under the heading “Legal and Other Contingencies” for a discussion of the Company’s legal proceedings.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2025.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of the Company’s repurchases of its Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) during the three months ended September 30, 2025:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
July 1, 2025 - July 31, 2025	895,441	$55.84
August 1, 2025 - August 31, 2025	—	—
September 1, 2025 - September 30, 2025	3,340,829	59.87
Total	4,236,270	59.01	$5,150

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
(c)
The Company’s Board of Directors (the “Board”) previously authorized a stock repurchase program, under which the Company can repurchase $7 billion of Common Stock. In August 2025, the Board authorized incremental stock repurchases of an additional $5 billion of Common Stock. With this increase, the Company’s total stock repurchase authorization is now $12 billion. The program has no time limit and may be modified, suspended or discontinued at any time.

In total, the Company repurchased approximately 4 million shares of Class A Common Stock for approximately $250 million during the three months ended September 30, 2025.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
Not applicable.

ITEM 6.        EXHIBITS
(a)    Exhibits.

10.1
Stockholders Agreement, dated as of September 8, 2025, by and among the Company, LGC Holdco, LLC, LGC Family Trust for the Benefit of Lachlan Murdoch, LGC Family Trust for the Benefit of Grace Murdoch and LGC Family Trust for the Benefit of Chloe Murdoch (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 8, 2025 and filed with the Securities and Exchange Commission on September 10, 2025).

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three months ended September 30, 2025 and 2024; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended September 30, 2025 and 2024; (iii) Consolidated Balance Sheets as of September 30, 2025 (unaudited) and June 30, 2025 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2025 and 2024; (v) Unaudited Consolidated Statements of Equity for the three months ended September 30, 2025 and 2024; and (vi) Notes to the Unaudited Consolidated Financial Statements.*

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

Date: October 30, 2025