Form 10-Q
period 2025-12-31
Fox Corp
filed 2026-02-04
CIK 1754301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 30, 2026, 200,693,856 shares of Class A Common Stock, par value $0.01 per share, and 224,702,222 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

FOX CORPORATION
FORM 10-Q

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
Revenues	$5,182	$5,078	$8,920	$8,642
Operating expenses	(3,895)	(3,776)	(5,979)	(5,794)
Selling, general and administrative	(595)	(525)	(1,184)	(1,027)
Depreciation and amortization	(100)	(97)	(198)	(188)
Restructuring, impairment and other corporate matters	(14)	(170)	(6)	(196)
Equity earnings of affiliates	3	4	2	7
Interest expense, net	(98)	(80)	(148)	(130)
Non-operating other, net	(161)	81	(286)	314
Income before income tax expense	322	515	1,121	1,628
Income tax expense	(75)	(127)	(265)	(408)
Net income	247	388	856	1,220
Less: Net income attributable to noncontrolling interests	(18)	(15)	(28)	(20)
Net income attributable to Fox Corporation stockholders	$229	$373	$828	$1,200

EARNINGS PER SHARE DATA

Weighted average shares:
Basic	433	457	440	459
Diluted	441	462	448	463

Net income attributable to Fox Corporation stockholders per share:
Basic	$0.53	$0.82	$1.88	$2.61
Diluted	$0.52	$0.81	$1.85	$2.59
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
Net income	$247	$388	$856	$1,220
Other comprehensive income (loss), net of tax:
Benefit plan adjustments and other	1	(5)	1	(1)
Other comprehensive income (loss), net of tax	1	(5)	1	(1)
Comprehensive income	248	383	857	1,219
Less: Net income attributable to noncontrolling interests(a)	(18)	(15)	(28)	(20)
Comprehensive income attributable to Fox Corporation stockholders	$230	$368	$829	$1,199

(a)
Net income attributable to noncontrolling interests includes $3 million and $1 million for the three months ended December 31, 2025 and 2024, respectively, and $4 million and $(1) million for the six months ended December 31, 2025 and 2024, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of December 31, 2025	As of June 30, 2025
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$2,017	$5,351
Receivables, net	3,557	2,472
Inventories, net	828	432
Other	324	174
Total current assets	6,726	8,429
Non-current assets
Property, plant and equipment, net	1,739	1,705
Intangible assets, net	2,951	2,969
Goodwill	3,638	3,639
Deferred tax assets	2,621	2,721
Other non-current assets	3,796	3,732
Total assets	$21,471	$23,195
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$2,416	$2,897
Total current liabilities	2,416	2,897
Non-current liabilities
Borrowings	6,604	6,602
Other liabilities	1,329	1,341
Redeemable noncontrolling interests	84	288
Commitments and contingencies
Equity
Class A Common Stock(a)	2	2
Class B Common Stock(b)	2	2
Additional paid-in capital	7,264	7,603
Retained earnings	3,783	4,479
Accumulated other comprehensive loss	(123)	(124)
Total Fox Corporation stockholders’ equity	10,928	11,962
Noncontrolling interests	110	105
Total equity	11,038	12,067
Total liabilities and equity	$21,471	$23,195

(a)
Class A Common Stock, $0.01 par value per share, 2,000,000,000 shares authorized, 200,553,435 shares and 210,754,900 shares issued and outstanding at par as of December 31, 2025 and June 30, 2025, respectively.

(b)
Class B Common Stock, $0.01 par value per share, 1,000,000,000 shares authorized, 224,702,222 shares and 235,581,025 shares issued and outstanding at par as of December 31, 2025 and June 30, 2025, respectively.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the six months ended December 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$856	$1,220
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	198	188
Restructuring, impairment and other corporate matters	6	196
Equity-based compensation	60	68
Equity earnings of affiliates	(2)	(7)
Cash distributions received from affiliates	—	13
Non-operating other, net	286	(314)
Deferred income taxes	100	145
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(1,173)	(1,190)
Inventories net of programming payable	(937)	(431)
Accounts payable and accrued expenses	(92)	(75)
Other changes, net	(101)	(17)
Net cash used in operating activities	(799)	(204)
INVESTING ACTIVITIES
Property, plant and equipment	(226)	(138)
Purchase of investments	(143)	(79)
Other investing activities, net	(24)	(23)
Net cash used in investing activities	(393)	(240)
FINANCING ACTIVITIES
Repurchase of shares	(1,800)	(500)
Dividends paid and distributions	(147)	(134)
Purchase of noncontrolling interest	(208)	—
Other financing activities, net	13	81
Net cash used in financing activities	(2,142)	(553)
Net decrease in cash and cash equivalents	(3,334)	(997)
Cash and cash equivalents, beginning of year	5,351	4,319
Cash and cash equivalents, end of period	$2,017	$3,322
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(IN MILLIONS)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Fox Corporation Stockholders’ Equity	Noncontrolling Interests(a)	Total Equity
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, September 30, 2025	209	$2	235	$2	$7,557	$4,771	$(124)	$12,208	$103	$12,311
Net income	—	—	—	—	—	229	—	229	15	244
Other comprehensive income	—	—	—	—	—	—	1	1	—	1
Shares repurchased	(10)	—	(11)	—	(349)	(1,216)	—	(1,565)	—	(1,565)
Other	2	—	—	—	56	(1)	—	55	(8)	47
Balance, December 31, 2025	201	$2	224	$2	$7,264	$3,783	$(123)	$10,928	$110	$11,038
Balance, September 30, 2024	222	$2	235	$2	$7,641	$3,734	$(103)	$11,276	$100	$11,376
Net income	—	—	—	—	—	373	—	373	14	387
Other comprehensive loss	—	—	—	—	—	—	(5)	(5)	—	(5)
Shares repurchased	(6)	—	—	—	(92)	(160)	—	(252)	—	(252)
Other	3	—	—	—	101	2	—	103	2	105
Balance, December 31, 2024	219	$2	235	$2	$7,650	$3,949	$(108)	$11,495	$116	$11,611
Balance, June 30, 2025	211	$2	235	$2	$7,603	$4,479	$(124)	$11,962	$105	$12,067
Net income	—	—	—	—	—	828	—	828	24	852
Other comprehensive income	—	—	—	—	—	—	1	1	—	1
Dividends	—	—	—	—	—	(125)	—	(125)	—	(125)
Shares repurchased	(14)	—	(11)	—	(422)	(1,396)	—	(1,818)	—	(1,818)
Other	4	—	—	—	83	(3)	—	80	(19)	61
Balance, December 31, 2025	201	$2	224	$2	$7,264	$3,783	$(123)	$10,928	$110	$11,038
Balance, June 30, 2024	226	$2	235	$2	$7,678	$3,139	$(107)	$10,714	$100	$10,814
Net income	—	—	—	—	—	1,200	—	1,200	21	1,221
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)	—	(1)
Dividends	—	—	—	—	—	(124)	—	(124)	—	(124)
Shares repurchased	(12)	—	—	—	(199)	(306)	—	(505)	—	(505)
Other	5	—	—	—	171	40	—	211	(5)	206
Balance, December 31, 2024	219	$2	235	$2	$7,650	$3,949	$(108)	$11,495	$116	$11,611

(a)	Excludes Redeemable noncontrolling interests (See Note 11—Additional Financial Information under the heading “Redeemable Noncontrolling Interests”).
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
NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS
The Company’s acquisitions support the Company’s strategy to strengthen its core brands, grow its digital businesses and selectively enhance production capabilities for its digital and linear platforms. During the six months ended December 31, 2025 and 2024, the Company made no acquisitions.
In July 2025, the Company acquired a noncontrolling minority interest in a sports and entertainment company, which was recorded as an equity method investment, initially at fair value.
During the six months ended December 31, 2025, the Company purchased the noncontrolling interest of one of its majority-owned subsidiaries (See Note 11—Additional Financial Information under the heading “Redeemable Noncontrolling Interests”).

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. INVENTORIES, NET
The Company’s inventories were comprised of the following:

	As of December 31, 2025	As of June 30, 2025
	(in millions)
Licensed programming, including prepaid sports rights	$1,073	$633
Owned programming	678	541
Total inventories, net	1,751	1,174
Less: current portion of inventories, net	(828)	(432)
Total non-current inventories, net	$923	$742

Owned programming
Released	$293	$308
In-process or other	385	233
Total	$678	$541
The following table presents the aggregate amortization expense related to Inventories, net included in Operating expenses in the Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
	(in millions)
Total amortization expense	$2,819	$2,758	$3,963	$3,888
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
The following tables present information about financial assets and redeemable noncontrolling interests carried at fair value on a recurring basis:

	Fair value measurements
	As of December 31, 2025
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$955	$955	(a)	$—	$—
Redeemable noncontrolling interests	(57)	—		—	(57)	(b)
Total	$898	$955		$—	$(57)

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
The following table sets forth the fair value and carrying value of the Company’s Borrowings:

	As of December 31, 2025	As of June 30, 2025
	(in millions)
Borrowings
Fair value	$6,739	$6,625
Carrying value	$6,604	$6,602
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
Generally, the Company does not require collateral to secure receivables. As of December 31, 2025 and June 30, 2025, the Company had no individual customers that accounted for 10% or more of the Company’s receivables.
NOTE 5. BORROWINGS
Borrowings include senior notes (See Note 9—Borrowings in the 2025 Form 10-K under the heading “Public Debt – Senior Notes Issued”). The Company is party to a credit agreement providing a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
and a maturity date of June 2028 (See Note 9—Borrowings in the 2025 Form 10-K under the heading “Revolving Credit Agreement”). As of December 31, 2025, there were no borrowings outstanding under the revolving credit agreement.
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
In October 2025, the Company entered into an accelerated share repurchase (“ASR”) agreement in which the Company paid a third-party financial institution $700 million and $800 million and received initial deliveries of approximately 8.5 million and 10.9 million shares of Class A Common Stock and Class B Common Stock, respectively, representing 80% of the value of such payments in shares, calculated at a price of $65.51 and $58.83 per share, which were the Nasdaq Global Select Market (“Nasdaq”) closing share prices of the Class A Common Stock and Class B Common Stock, respectively, on October 30, 2025. Upon final settlement of the ASR, the Company may receive final deliveries of additional shares of such Common Stock. The number of shares, if any, to be received upon final settlement will be determined using the volume-weighted average market price of the Common Stock on the Nasdaq during the term of the ASR agreement less a discount, less the initial deliveries. The Company accounted for the ASR agreement as two separate transactions. The initial deliveries of Common Stock were accounted for as a treasury stock transaction recorded on the acquisition date. The final settlements of Common Stock are accounted for as a forward contract indexed to the Class A Common Stock or Class B Common Stock, as applicable, and qualified as an equity transaction. The Company anticipates completing the transaction during the second half of fiscal 2026.
Inclusive of the ASR agreement, the Company repurchased approximately 25 million shares of Common Stock for approximately $1.8 billion during the six months ended December 31, 2025.
As of December 31, 2025, the Company’s remaining stock repurchase authorization was approximately $3.6 billion.
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

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
other than the Murdoch Individuals and their affiliates, subject to certain exceptions, and provides the LGC Family Trusts and LGC Holdco with certain customary registration rights.
Dividends
The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
Cash dividend per share	$—	$—	$0.28	$0.27
Subsequent to December 31, 2025, the Company declared a semi-annual dividend of $0.28 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on March 25, 2026 with a record date for determining dividend entitlements of March 4, 2026.
NOTE 7. EQUITY-BASED COMPENSATION
The Company has equity-based compensation plans, including the Fox Corporation 2019 Shareholder Alignment Plan (See Note 12—Equity-Based Compensation in the 2025 Form 10-K).
The following table summarizes the Company’s equity-based compensation:

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
	(in millions)
Equity-based compensation	$32	$34	$60	$68
Intrinsic value of all settled equity-based awards	$25	$25	$181	$103
Tax benefit on settled equity-based awards	$3	$2	$29	$17
The Company’s equity-based awards are settled in Class A Common Stock. As of December 31, 2025, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $160 million and is expected to be recognized over a weighted average period between two and three years.
The computation of diluted earnings per share did not include stock options or performance-based stock options outstanding during each period presented if their inclusion would have been antidilutive, and, for those shares that are contingently issuable, if all necessary conditions have not been satisfied for the periods presented.
Awards Vested, Granted and Exercised
Restricted Stock Units
During the six months ended December 31, 2025 and 2024, approximately 1.6 million and 1.5 million restricted stock units (“RSUs”) vested and approximately 1.2 million and 1.7 million RSUs were granted, respectively. These RSUs generally vest in equal annual installments over a three-year period subject to participants’ continued employment with the Company.
Performance-Based Stock Options
During the six months ended December 31, 2025 and 2024, approximately 1.7 million and 2.5 million performance-based stock options were exercised and approximately 2.4 million and 3.4 million were granted,

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
respectively, which will vest in full at the end of a three-year performance period as the market condition has been met and have a term of seven years thereafter.
NOTE 8. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of December 31, 2025 and June 30, 2025 were approximately $34 billion and $35 billion, respectively. The decrease from June 30, 2025 was primarily due to sports programming rights payments.
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
U.K. Newspaper Matters Indemnity
In connection with the separation of Twenty-First Century Fox, Inc. (“21CF”) and News Corporation in June 2013 (the “21CF News Corporation Separation”), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the separation agreement entered into connection with the separation of 21CF and the Company in 2019 and 21CF becoming a wholly-owned subsidiary of The Walt Disney Company (“Disney”) (the “Transaction”), the Company assumed certain costs and liabilities related to the U.K. Newspaper Matters Indemnity. The liability recorded in the Balance Sheets related to the indemnity was approximately $30 million as of June 30, 2025 and approximately $25 million as of December 31, 2025.
Defamation and Disparagement Claims
From time to time, the Company and its news businesses, including FOX News Media and the FOX Television Stations, and their employees are subject to lawsuits alleging defamation or disparagement. This

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
includes the lawsuit filed by Smartmatic USA Corp. and certain of its affiliates (collectively, “Smartmatic”) in February 2021 seeking $2.7 billion in damages.
The Company continues to believe the Smartmatic and other pending lawsuits alleging defamation or disparagement are without merit and intends to defend against them vigorously, including through any appeals. The parties argued summary judgment motions in the Smartmatic case on December 2, 2025. At this time, no trial date has been set by the court in the Smartmatic lawsuit and a trial is not expected to commence until later in 2026 at the earliest. The Company is unable to predict the final outcome of these matters and has determined that a loss in the Smartmatic case is neither probable nor reasonably estimable. There can be no assurance that the ultimate resolution of these pending matters will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
In 2023, stockholders of the Company filed derivative lawsuits in the Delaware Court of Chancery (the “Chancery Court”) against certain directors and officers of the Company, naming the Company as a nominal defendant. The Chancery Court consolidated the lawsuits into one matter captioned In re Fox Corporation Deriv. Litig., C.A. No. 2023-0418 (Del.Ch.). On April 26, 2024, the lead plaintiffs filed an amended complaint that alleges that certain directors and officers, as applicable, breached their fiduciary duties by allowing the Company’s news channel to air allegations regarding election fraud in connection with the 2020 U.S. Presidential election, which resulted in significant defamation litigation. The amended complaint seeks orders awarding damages in favor of the Company; directing the Company to reform and improve its policies and procedures; and awarding the plaintiffs attorneys' fees and costs. On December 27, 2024, the Chancery Court denied the defendants’ motion to dismiss the amended complaint. On February 18, 2025, the Chancellor of the Chancery Court, on the Chancellor’s own motion, reassigned the consolidated lawsuit to a different Vice Chancellor. On April 28, 2025, the Chancery Court granted the defendants’ motion for leave to move for summary judgment on an issue relating to director independence and limited discovery on this issue is ongoing. The Company intends to continue to vigorously defend against these claims.
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
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. Pension plans and postretirement benefit plans are closed to new participants with the exception of a small group covered by collective bargaining agreements. The net periodic benefit cost was $9 million and $8 million for the three months ended December 31, 2025 and 2024, respectively, and $17 million for the six months ended December 31, 2025 and 2024.

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

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The tables below present summarized financial information for each of the Company’s reportable segments and Corporate and Other.

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
	(in millions)
Revenues
Cable Network Programming	$2,275	$2,165	$3,937	$3,762
Television	2,937	2,961	4,987	4,914
Corporate and Other	124	58	213	123
Eliminations	(154)	(106)	(217)	(157)
Total revenues	$5,182	$5,078	$8,920	$8,642
Segment EBITDA
Cable Network Programming	$687	$657	$1,487	$1,405
Television	143	205	542	577
Corporate and Other	(138)	(81)	(272)	(153)
Amortization of cable distribution investments	—	(4)	—	(8)
Depreciation and amortization	(100)	(97)	(198)	(188)
Restructuring, impairment and other corporate matters	(14)	(170)	(6)	(196)
Equity earnings of affiliates	3	4	2	7
Interest expense, net	(98)	(80)	(148)	(130)
Non-operating other, net	(161)	81	(286)	314
Income before income tax expense	322	515	1,121	1,628
Income tax expense	(75)	(127)	(265)	(408)
Net income	247	388	856	1,220
Less: Net income attributable to noncontrolling interests	(18)	(15)	(28)	(20)
Net income attributable to Fox Corporation stockholders	$229	$373	$828	$1,200

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
	(in millions)
Reconciliation of Revenues to Segment EBITDA
Cable Network Programming
Revenues	$2,275	$2,165	$3,937	$3,762
Operating expenses	(1,426)	(1,354)	(2,129)	(2,056)
Selling, general and administrative	(162)	(158)	(321)	(309)
Amortization of cable distribution investments	—	4	—	8
Segment EBITDA	$687	$657	$1,487	$1,405
Television
Revenues	$2,937	$2,961	$4,987	$4,914
Operating expenses	(2,521)	(2,499)	(3,906)	(3,832)
Selling, general and administrative	(273)	(257)	(539)	(505)
Segment EBITDA	$143	$205	$542	$577

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
	(in millions)
Revenues by Segment by Component
Cable Network Programming
Distribution(a)	$1,163	$1,109	$2,253	$2,171
Advertising	491	460	836	781
Content and other	621	596	848	810
Total Cable Network Programming revenues	2,275	2,165	3,937	3,762
Television
Advertising	1,964	1,962	3,031	2,970
Distribution(a)	831	824	1,652	1,630
Content and other	142	175	304	314
Total Television revenues	2,937	2,961	4,987	4,914
Corporate and Other	124	58	213	123
Eliminations	(154)	(106)	(217)	(157)
Total revenues	$5,182	$5,078	$8,920	$8,642

(a)	The Company generates distribution revenue from agreements with MVPDs for cable network programming and retransmission fees for the broadcast of the Company’s owned and operated television stations and from subscription fees for the Company’s direct-to-consumer streaming services. In addition, the Company generates distribution revenue from agreements with independently owned television stations that are affiliated with the FOX Network.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
	(in millions)
Depreciation and amortization
Cable Network Programming	$27	$25	$53	$45
Television	30	30	60	59
Corporate and Other	43	42	85	84
Total depreciation and amortization	$100	$97	$198	$188

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
	(in millions)
Capital expenditures
Cable Network Programming	$38	$30	$66	$53
Television	31	17	63	28
Corporate and Other	53	27	97	57
Total capital expenditures	$122	$74	$226	$138

	As of December 31, 2025	As of June 30, 2025
	(in millions)
Assets
Cable Network Programming	$3,138	$2,895
Television	9,432	7,924
Corporate and Other	7,412	10,755
Investments	1,489	1,621
Total assets	$21,471	$23,195

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. ADDITIONAL FINANCIAL INFORMATION
Restructuring, Impairment and Other Corporate Matters
The following table sets forth the components of Restructuring, impairment and other corporate matters included in the Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
	(in millions)
Restructuring charges	$(5)	$(3)	$(7)	$(11)
Other corporate matters
Legal settlement costs(a)	(4)	(90)	(10)	(97)
U.K. Newspaper Matters Indemnity(b)	(1)	(13)	(2)	(19)
Other(a)	(4)	(64)	13	(69)
Total restructuring, impairment and other corporate matters	$(14)	$(170)	$(6)	$(196)

(a)	Primarily related to the discontinuation of Venu Sports for the three and six months ended December 31, 2024.
(b)	See Note 8—Commitments and Contingencies under the heading "U.K. Newspaper Matters Indemnity."
Interest Expense, net
The following table sets forth the components of Interest expense, net included in the Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
	(in millions)
Interest expense	$(120)	$(117)	$(220)	$(219)
Interest income	22	37	72	89
Total interest expense, net	$(98)	$(80)	$(148)	$(130)
Non-Operating Other, net
The following table sets forth the components of Non-operating other, net included in the Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
	(in millions)
Net (losses) gains on investments in equity securities(a)	$(158)	$83	$(280)	$319
Other	(3)	(2)	(6)	(5)
Total non-operating other, net	$(161)	$81	$(286)	$314

(a)	Net (losses) gains on investments in equity securities includes the (losses) gains related to the change in fair value of the Company’s investment in Flutter (See Note 4—Fair Value).

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of December 31, 2025	As of June 30, 2025
	(in millions)
Investments(a)	$1,489	$1,621
Inventories, net	923	742
Operating lease assets	837	814
Grantor Trust assets	236	246
Other	311	309
Total other non-current assets	$3,796	$3,732

(a)	Includes investments accounted for at fair value on a recurring basis of $955 million and $1.2 billion as of December 31, 2025 and June 30, 2025, respectively (See Note 4—Fair Value).
Accounts Payable, Accrued Expenses and Other Current Liabilities
The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of December 31, 2025	As of June 30, 2025
	(in millions)
Accrued expenses	$1,013	$1,081
Programming payable	752	1,070
Deferred revenue	318	299
Operating lease liabilities	42	41
Other current liabilities	291	406
Total accounts payable, accrued expenses and other current liabilities	$2,416	$2,897
Other Liabilities
The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of December 31, 2025	As of June 30, 2025
	(in millions)
Non-current operating lease liabilities	$849	$822
Accrued non-current pension/postretirement liabilities	264	276
Other non-current liabilities	216	243
Total other liabilities	$1,329	$1,341
Redeemable Noncontrolling Interests
Put rights held by minority shareholders in consolidated companies are recorded by the Company as redeemable noncontrolling interests. The put right held by the Credible Labs Inc. (“Credible”) minority interest shareholder was exercised in December 2024 and was settled during the six months ended December 31, 2025. The put right held by the entertainment production company’s minority shareholder will become

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
exercisable in fiscal 2027. The put right held by the digital media company’s minority shareholders will become exercisable in fiscal 2030.
The changes in redeemable noncontrolling interests were as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
	(in millions)
Beginning of period	$(81)	$(202)	$(288)	$(242)
Net (income) loss	(3)	(1)	(4)	1
Redemption of noncontrolling interests	—	—	208	—
Accretion and redemption value adjustments	—	3	—	41
End of period	$(84)	$(200)	$(84)	$(200)
Future Performance Obligations
As of December 31, 2025, approximately $6.3 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to distribution contracts, content licensing contracts with fixed fees and sports advertising contracts. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.
Supplemental Information
The following table summarizes supplemental information on the Statements of Cash Flows:

	For the six months ended December 31,
	2025	2024
	(in millions)
Supplemental cash flow information
Cash paid for interest	$(218)	$(217)
Cash paid for income taxes	$(252)	$(222)

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
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three and six months ended December 31, 2025 and 2024 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2025 and 2024. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2025 and 2024, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of December 31, 2025. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
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
RESULTS OF OPERATIONS
Results of Operations—For the three and six months ended December 31, 2025 versus the three and six months ended December 31, 2024.
The following table sets forth the Company’s operating results for the three and six months ended December 31, 2025, as compared to the three and six months ended December 31, 2024:

	For the three months ended December 31,				For the six months ended December 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Distribution(a)	$2,002	$1,933	$69	4%	$3,917	$3,801	$116	3%
Advertising	2,455	2,422	33	1%	3,867	3,751	116	3%
Content and other	725	723	2	—%	1,136	1,090	46	4%
Total revenues	5,182	5,078	104	2%	8,920	8,642	278	3%
Operating expenses	(3,895)	(3,776)	(119)	(3)%	(5,979)	(5,794)	(185)	(3)%
Selling, general and administrative	(595)	(525)	(70)	(13)%	(1,184)	(1,027)	(157)	(15)%
Depreciation and amortization	(100)	(97)	(3)	(3)%	(198)	(188)	(10)	(5)%
Restructuring, impairment and other corporate matters	(14)	(170)	156	92%	(6)	(196)	190	97%
Equity earnings of affiliates	3	4	(1)	(25)%	2	7	(5)	(71)%
Interest expense, net	(98)	(80)	(18)	(23)%	(148)	(130)	(18)	(14)%
Non-operating other, net	(161)	81	(242)	**	(286)	314	(600)	**
Income before income tax expense	322	515	(193)	(37)%	1,121	1,628	(507)	(31)%
Income tax expense	(75)	(127)	52	41%	(265)	(408)	143	35%
Net income	247	388	(141)	(36)%	856	1,220	(364)	(30)%
Less: Net income attributable to noncontrolling interests	(18)	(15)	(3)	(20)%	(28)	(20)	(8)	(40)%
Net income attributable to Fox Corporation stockholders	$229	$373	$(144)	(39)%	$828	$1,200	$(372)	(31)%

(a)	The Company generates distribution revenue from agreements with MVPDs for cable network programming and retransmission fees for the broadcast of the Company’s owned and operated television stations and from subscription fees for the Company’s direct-to-consumer streaming services. In addition, the Company generates distribution revenue from agreements with independently owned television stations that are affiliated with the FOX Network.
**	not meaningful

Overview
For the three months ended December 31, 2025 and 2024
The Company’s revenues increased $104 million or 2% for the three months ended December 31, 2025, as compared to the corresponding period of fiscal 2025, primarily due to higher distribution and advertising revenues. The increase of $69 million or 4% in distribution revenue was primarily due to the impact of higher average rates per subscriber and higher fees received from television stations that are affiliated with the FOX Network of approximately $115 million, partially offset by the approximately $45 million impact of a lower average number of subscribers. The increase of $33 million or 1% in advertising revenue was due to the approximately $500 million impact principally led by higher linear pricing, continued digital growth led by the Tubi AVOD service and the broadcast of additional Major League Baseball (“MLB”) postseason games. This increase was partially offset by the approximately $465 million impact of lower political advertising revenue due to the absence of the 2024 presidential and congressional elections and lower ratings.
Operating expenses increased $119 million or 3% for the three months ended December 31, 2025, as compared to the corresponding period of fiscal 2025, primarily due to approximately $180 million of higher sports programming rights amortization and production costs and higher digital content costs. This increase was partially offset by lower entertainment programming rights amortization and production costs and lower newsgathering costs led by the absence of the 2024 presidential election.
Selling, general and administrative expenses increased $70 million or 13% for the three months ended December 31, 2025, as compared to the corresponding period of fiscal 2025, primarily due to costs associated with the marketing of the launch of FOX One and higher employee costs.
For the six months ended December 31, 2025 and 2024
The Company’s revenues increased $278 million or 3% for the six months ended December 31, 2025, as compared to the corresponding period of fiscal 2025, due to higher distribution, advertising and content and other revenues. The increase of $116 million or 3% in distribution revenue was primarily due to the impact of higher average rates per subscriber and higher fees received from television stations that are affiliated with the FOX Network of approximately $270 million, partially offset by the approximately $155 million impact of a lower average number of subscribers. The increase of $116 million or 3% in advertising revenue was due to the approximately $515 million impact principally due to higher linear pricing, continued digital growth led by the Tubi AVOD service and the broadcast of additional MLB postseason games, partially offset by lower ratings. The revenue increase was also partially offset by the approximately $400 million impact of lower political advertising revenue due to the absence of the 2024 presidential and congressional elections. The increase of $46 million or 4% in content and other revenues was primarily due to higher sports sublicensing revenue partially offset by lower entertainment content and other revenues led by the timing of deliveries.
Operating expenses increased $185 million or 3% for the six months ended December 31, 2025, as compared to the corresponding period of fiscal 2025, primarily due to higher sports programming rights amortization and production costs and higher digital content costs.
Selling, general and administrative expenses increased $157 million or 15% for the six months ended December 31, 2025, as compared to the corresponding period of fiscal 2025, primarily due to costs associated with the marketing of the launch of FOX One and higher employee costs.
Restructuring, impairment and other corporate matters—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Restructuring, Impairment and Other Corporate Matters.”
Interest expense, net— Interest expense, net increased $18 million for both the three and six months ended December 31, 2025, respectively, as compared to the corresponding period of fiscal 2025, primarily due to lower interest income as a result of lower average cash and cash equivalent balances, partially offset by a lower average amount of debt outstanding.
Non-operating other, net—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Non-Operating Other, net.”

Income tax expense—The Company’s tax provision and related effective tax rate of 23% and 24% for the three and six months ended December 31, 2025, respectively, was higher than the statutory rate of 21% primarily due to state taxes.
The Company's tax provision and related effective tax rate of 25% for the three and six months ended December 31, 2024 was higher than the statutory rate of 21% primarily due to state taxes and other permanent items.
Net income—Net income decreased $141 million or 36% and $364 million or 30% for the three and six months ended December 31, 2025, as compared to the corresponding periods of fiscal 2025, primarily due to a change in fair value of the Company’s investments in equity securities, partially offset by lower legal settlement and other costs associated with the discontinuation of Venu Sports in fiscal 2025. These changes resulted in lower income before income tax expense and a corresponding lower provision for income tax.
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
The following tables set forth the Company’s Revenues and Segment EBITDA for the three and six months ended December 31, 2025, as compared to the three and six months ended December 31, 2024:

	For the three months ended December 31,				For the six months ended December 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Cable Network Programming	$2,275	$2,165	$110	5%	$3,937	$3,762	$175	5%
Television	2,937	2,961	(24)	(1)%	4,987	4,914	73	1%
Corporate and Other	124	58	66	**	213	123	90	73%
Eliminations	(154)	(106)	(48)	(45)%	(217)	(157)	(60)	(38)%
Total revenues	$5,182	$5,078	$104	2%	$8,920	$8,642	$278	3%

	For the three months ended December 31,				For the six months ended December 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Segment EBITDA
Cable Network Programming	$687	$657	$30	5%	$1,487	$1,405	$82	6%
Television	143	205	(62)	(30)%	542	577	(35)	(6)%
Corporate and Other	(138)	(81)	(57)	(70)%	(272)	(153)	(119)	(78)%
Adjusted EBITDA(a)	$692	$781	$(89)	(11)%	$1,757	$1,829	$(72)	(4)%

(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.
**	not meaningful
Cable Network Programming (44% of the Company’s revenues for the first six months of fiscal 2026 and 2025)

	For the three months ended December 31,				For the six months ended December 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Distribution	$1,163	$1,109	$54	5%	$2,253	$2,171	$82	4%
Advertising	491	460	31	7%	836	781	55	7%
Content and other	621	596	25	4%	848	810	38	5%
Total revenues	2,275	2,165	110	5%	3,937	3,762	175	5%
Operating expenses	(1,426)	(1,354)	(72)	(5)%	(2,129)	(2,056)	(73)	(4)%
Selling, general and administrative	(162)	(158)	(4)	(3)%	(321)	(309)	(12)	(4)%
Amortization of cable distribution investments	—	4	(4)	(100)%	—	8	(8)	(100)%
Segment EBITDA	$687	$657	$30	5%	$1,487	$1,405	$82	6%
For the three months ended December 31, 2025 and 2024
Revenues at the Cable Network Programming segment increased $110 million or 5% for the three months ended December 31, 2025, as compared to the corresponding period of fiscal 2025, due to higher distribution, advertising and content and other revenues. Distribution revenue increased $54 million or 5% as higher average rates per subscriber were partially offset by a decrease in the average number of subscribers. The increase of $31 million or 7% in advertising revenue was primarily due to higher news and sports pricing partially offset by lower ratings. The increase of $25 million or 4% in content and other revenues was primarily due to higher sports sublicensing revenue.
Cable Network Programming Segment EBITDA increased $30 million or 5% for the three months ended December 31, 2025, as compared to the corresponding period of fiscal 2025, due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased $72 million or 5% primarily due to higher sports programming rights amortization and production costs led by expanded international soccer rights. This increase was partially offset by lower newsgathering costs led by the absence of the 2024 presidential election. Selling, general and administrative expenses increased $4 million or 3% primarily due to higher employee costs.

For the six months ended December 31, 2025 and 2024
Revenues at the Cable Network Programming segment increased $175 million or 5% for the six months ended December 31, 2025, as compared to the corresponding period of fiscal 2025, due to higher distribution, advertising and content and other revenues. Distribution revenue increased $82 million or 4% as higher average rates per subscriber were partially offset by a decrease in the average number of subscribers. The increase of $55 million or 7% in advertising revenue was primarily due to higher news and sports pricing partially offset by lower ratings. The increase of $38 million or 5% in content and other revenues was primarily due to higher sports sublicensing revenue.
Cable Network Programming Segment EBITDA increased $82 million or 6% for the six months ended December 31, 2025, as compared to the corresponding period of fiscal 2025, due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased $73 million or 4% primarily due to higher sports programming rights amortization and production costs led by expanded international soccer rights. This increase was partially offset by lower newsgathering costs led by the absence of the 2024 presidential election. Selling, general and administrative expenses increased $12 million or 4% primarily due to higher employee costs.
Television (56% and 57% of the Company’s revenues for the first six months of fiscal 2026 and 2025, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Advertising	$1,964	$1,962	$2	—%	$3,031	$2,970	$61	2%
Distribution	831	824	7	1%	1,652	1,630	22	1%
Content and other	142	175	(33)	(19)%	304	314	(10)	(3)%
Total revenues	2,937	2,961	(24)	(1)%	4,987	4,914	73	1%
Operating expenses	(2,521)	(2,499)	(22)	(1)%	(3,906)	(3,832)	(74)	(2)%
Selling, general and administrative	(273)	(257)	(16)	(6)%	(539)	(505)	(34)	(7)%
Segment EBITDA	$143	$205	$(62)	(30)%	$542	$577	$(35)	(6)%
For the three months ended December 31, 2025 and 2024
Revenues at the Television segment decreased $24 million or 1% for the three months ended December 31, 2025, as compared to the corresponding period of fiscal 2025, due to lower content and other revenues, partially offset by higher advertising and distribution revenues. The increase of $2 million in advertising revenue was primarily due to sports programming led by the broadcast of additional MLB postseason games and higher pricing partially offset by lower ratings. Also contributing to this increase was continued digital growth led by the Tubi AVOD service. These were partially offset by lower political advertising revenue principally due to the absence of the 2024 presidential and congressional elections. The increase of $7 million or 1% in distribution revenue was primarily due to higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations and higher fees received from television stations that are affiliated with the FOX Network. The decrease of $33 million or 19% in content and other revenues was primarily due to lower entertainment content and other revenues led by the timing of deliveries.
Television Segment EBITDA decreased $62 million or 30% for the three months ended December 31, 2025, as compared to the corresponding period of fiscal 2025, due to the revenues decrease noted above and higher expenses. Operating expenses increased $22 million or 1% primarily due to higher sports programming rights amortization and production costs principally due to higher MLB postseason and National Football League (“NFL”) costs and higher digital content costs, partially offset by lower entertainment programming rights amortization and production costs. Selling, general and administrative expenses increased $16 million or 6% primarily due to higher employee costs.

For the six months ended December 31, 2025 and 2024
Revenues at the Television segment increased $73 million or 1% for the six months ended December 31, 2025, as compared to the corresponding period of fiscal 2025, due to higher advertising and distribution revenues, partially offset by lower content and other revenues. The increase of $61 million or 2% in advertising revenue was primarily due to sports programming led by the broadcast of additional MLB postseason games and higher pricing partially offset by lower ratings. Also contributing to this increase was continued digital growth led by the Tubi AVOD service. These were partially offset by lower political advertising revenue principally due to the absence of the 2024 presidential and congressional elections. The increase of $22 million or 1% in distribution revenue was primarily due to higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations and higher fees received from television stations that are affiliated with the FOX Network. The decrease of $10 million or 3% in content and other revenues was primarily due to lower entertainment content and other revenues led by the timing of deliveries.
Television Segment EBITDA decreased $35 million or 6% for the six months ended December 31, 2025, as compared to the corresponding period of fiscal 2025, as the revenue increases noted above were more than offset by higher expenses. Operating expenses increased $74 million or 2% primarily due to higher digital content costs and higher sports programming rights amortization and production costs principally due to higher NFL, college football and MLB costs partially offset by the absence of both the WWE and the broadcast of the UEFA European Championship in the current year. Selling, general and administrative expenses increased $34 million or 7% primarily due to higher employee costs.
Corporate and Other

	For the three months ended December 31,				For the six months ended December 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues	$124	$58	$66	**	$213	$123	$90	73%
Operating expenses	(88)	(16)	(72)	**	(133)	(36)	(97)	**
Selling, general and administrative	(174)	(123)	(51)	(41)%	(352)	(240)	(112)	(47)%
Segment EBITDA	$(138)	$(81)	$(57)	(70)%	$(272)	$(153)	$(119)	(78)%

**	not meaningful
For the three and six months ended December 31, 2025 and 2024
Revenues within Corporate and Other for the three and six months ended December 31, 2025 and 2024 include distribution revenue at FOX One and revenues generated by Credible and the operation of the FOX Studio Lot. Operating expenses for the three and six months ended December 31, 2025 and 2024 include costs associated with the launch of FOX One and advertising and promotional expenses at Credible. Selling, general and administrative expenses for the three and six months ended December 31, 2025 and 2024 primarily relate to employee costs, professional fees, FOX One marketing costs and the costs of operating the FOX Studio Lot.
Corporate and Other EBITDA decreased $57 million or 70% and $119 million or 78% for the three and six months ended December 31, 2025, respectively, as compared to the corresponding periods of fiscal 2025, primarily due to costs associated with the launch of FOX One, led by marketing and content costs, which more than offset related distribution revenue.
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
The following table reconciles Net income to Adjusted EBITDA for the three and six months ended December 31, 2025, as compared to the three and six months ended December 31, 2024:

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
	(in millions)
Net income	$247	$388	$856	$1,220
Add
Amortization of cable distribution investments	—	4	—	8
Depreciation and amortization	100	97	198	188
Restructuring, impairment and other corporate matters	14	170	6	196
Equity earnings of affiliates	(3)	(4)	(2)	(7)
Interest expense, net	98	80	148	130
Non-operating other, net	161	(81)	286	(314)
Income tax expense	75	127	265	408
Adjusted EBITDA	$692	$781	$1,757	$1,829
The following table sets forth the computation of Adjusted EBITDA for the three and six months ended December 31, 2025, as compared to the three and six months ended December 31, 2024.

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
	(in millions)
Revenues	$5,182	$5,078	$8,920	$8,642
Operating expenses	(3,895)	(3,776)	(5,979)	(5,794)
Selling, general and administrative	(595)	(525)	(1,184)	(1,027)
Amortization of cable distribution investments	—	4	—	8
Adjusted EBITDA	$692	$781	$1,757	$1,829
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company has approximately $2.0 billion of cash and cash equivalents as of December 31, 2025 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 5—Borrowings to the accompanying Financial Statements). The Company also has access to the worldwide capital markets, subject to market conditions. As of December 31, 2025, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any noncompliance with such covenants.
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
Sources and Uses of Cash
Net cash used in operating activities for the six months ended December 31, 2025 and 2024 was as follows (in millions):

For the six months ended December 31,	2025	2024
Net cash used in operating activities	$(799)	$(204)
The increase in net cash used in operating activities during the six months ended December 31, 2025, as compared to the corresponding period of fiscal 2025, was primarily due to lower political advertising receipts due to the absence of the 2024 presidential and congressional elections, higher sports programming payments and tax payments, partially offset by lower restructuring payments.
Net cash used in investing activities for the six months ended December 31, 2025 and 2024 was as follows (in millions):

For the six months ended December 31,	2025	2024
Net cash used in investing activities	$(393)	$(240)
The increase in net cash used in investing activities during the six months ended December 31, 2025, as compared to the corresponding period of fiscal 2025, was primarily due to an increase in the Company’s investments and capital expenditures.
Net cash used in financing activities for the six months ended December 31, 2025 and 2024 was as follows (in millions):

For the six months ended December 31,	2025	2024
Net cash used in financing activities	$(2,142)	$(553)
The increase in net cash used in financing activities during the six months ended December 31, 2025, as compared to the corresponding period of fiscal 2025, was primarily due to activity under the stock repurchase program, including the $1.5 billion accelerated share repurchase transaction (See Note 6—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program”), and the Company’s purchase of noncontrolling interest.
Stock Repurchase Program
See Note 6—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program.”

Dividends
Subsequent to December 31, 2025, the Company declared a semi-annual dividend of $0.28 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on March 25, 2026 with a record date for determining dividend entitlements of March 4, 2026.The Company expects to continue to pay semi-annual dividends, although each dividend is subject to approval by the Company’s Board of Directors.
Debt Instruments
Borrowings include senior notes (See Note 5—Borrowings to the accompanying Financial Statements).
Ratings of the Senior Notes
The following table summarizes the Company’s credit ratings as of December 31, 2025:

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
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of the Company’s repurchases of its Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), during the three months ended December 31, 2025:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
October 1, 2025 - October 31, 2025
Class A common stock	839,843	$59.53
Class B common stock	—	—
November 1, 2025 - November 30, 2025
Class A common stock(d)	8,548,313	81.89
Class B common stock(d)	10,878,803	73.54
December 1, 2025 - December 31, 2025
Class A common stock	—	—
Class B common stock	—	—
Total
Class A common stock(d)	9,388,156	79.89
Class B common stock(d)	10,878,803	73.54
	20,266,959		$3,600

(a)	The Company has not made any purchases of Common Stock other than in connection with the publicly announced stock repurchase program described below.
(b)	These amounts exclude any fees, commissions, excise taxes or other costs associated with the share repurchases.
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

(d)
In October 2025, in connection with the stock repurchase program, the Company entered into an accelerated share repurchase agreement in which the Company paid a third-party financial institution $700 million and $800 million and received initial deliveries of approximately 8.5 million and 10.9 million shares of Class A Common Stock and Class B Common Stock, respectively, representing 80% of the value of such payments in shares, calculated at a price of $65.51 and $58.83 per share, respectively (See Note 6—Stockholders’ Equity to the accompanying Unaudited Consolidated Financial Statements of FOX under the heading “Stock Repurchase Program”).

In total, the Company repurchased approximately 25 million shares of Common Stock for approximately $1.8 billion during the six months ended December 31, 2025.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
On December 2, 2025, Lachlan K. Murdoch, the Company’s Executive Chair and Chief Executive Officer, and John P. Nallen, the Company’s President and Chief Operating Officer, each adopted a plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (a “Rule 10b5-1 plan”). Each plan provides for the future potential exercise of vested stock options (which are scheduled to expire in 2026) and the associated sale of up to (a) 952,384 shares of Class A Common Stock in the case of Mr. Murdoch’s plan and (b) 459,115 shares of Class A Common Stock in the case of Mr. Nallen’s plan. Each plan expires on August 5, 2026, or earlier either upon the completed sale of all shares subject to such plan or in certain other circumstances. Also on December 2, 2025, Mr. Murdoch adopted a Rule 10b5-1 plan for the future potential transfer by him of 175,372 shares of Class A Common Stock to a family trust, subject to certain conditions, which plan expires on August 5, 2026, or earlier in certain circumstances.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2025 and 2024; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2025 and 2024; (iii) Consolidated Balance Sheets as of December 31, 2025 (unaudited) and June 30, 2025 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2025 and 2024; (v) Unaudited Consolidated Statements of Equity for the three and six months ended December 31, 2025 and 2024; and (vi) Notes to the Unaudited Consolidated Financial Statements.*

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

Date: February 4, 2026