Form 10-Q
period 2026-03-31
Fox Corp
filed 2026-05-11
CIK 1754301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2026, 199,481,198 shares of Class A Common Stock, par value $0.01 per share, and 220,705,117 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

FOX CORPORATION
FORM 10-Q

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
Revenues	$3,994	$4,371	$12,914	$13,013
Operating expenses	(2,494)	(2,965)	(8,473)	(8,759)
Selling, general and administrative	(546)	(551)	(1,730)	(1,578)
Depreciation and amortization	(101)	(95)	(299)	(283)
Restructuring, impairment and other corporate matters	(32)	(55)	(38)	(251)
Equity losses of affiliates	(20)	(18)	(18)	(11)
Interest expense, net	(66)	(55)	(214)	(185)
Non-operating other, net	(499)	(158)	(785)	156
Income before income tax expense	236	474	1,357	2,102
Income tax expense	(61)	(120)	(326)	(528)
Net income	175	354	1,031	1,574
Less: Net income attributable to noncontrolling interests	(9)	(8)	(37)	(28)
Net income attributable to Fox Corporation stockholders	$166	$346	$994	$1,546

EARNINGS PER SHARE DATA

Weighted average shares:
Basic	424	453	435	457
Diluted	432	461	443	462

Net income attributable to Fox Corporation stockholders per share:
Basic	$0.39	$0.76	$2.29	$3.38
Diluted	$0.38	$0.75	$2.24	$3.35
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
Net income	$175	$354	$1,031	$1,574
Other comprehensive (loss) income, net of tax:
Benefit plan adjustments and other	(1)	3	—	2
Other comprehensive (loss) income, net of tax	(1)	3	—	2
Comprehensive income	174	357	1,031	1,576
Less: Net income attributable to noncontrolling interests(a)	(9)	(8)	(37)	(28)
Comprehensive income attributable to Fox Corporation stockholders	$165	$349	$994	$1,548

(a)
Net income attributable to noncontrolling interests includes nil and $1 million for the three months ended March 31, 2026 and 2025, respectively, and $4 million and nil for the nine months ended March 31, 2026 and 2025, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of March 31, 2026	As of June 30, 2025
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$3,601	$5,351
Receivables, net	2,948	2,472
Inventories, net	652	432
Other	337	174
Total current assets	7,538	8,429
Non-current assets
Property and equipment, net	1,782	1,705
Intangible assets, net	2,943	2,969
Goodwill	3,647	3,639
Deferred tax assets	2,604	2,721
Other non-current assets	3,269	3,732
Total assets	$21,783	$23,195
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$2,603	$2,897
Total current liabilities	2,603	2,897
Non-current liabilities
Borrowings	6,605	6,602
Other liabilities	1,415	1,341
Redeemable noncontrolling interests	84	288
Commitments and contingencies
Equity
Class A Common Stock(a)	2	2
Class B Common Stock(b)	2	2
Additional paid-in capital	7,252	7,603
Retained earnings	3,837	4,479
Accumulated other comprehensive loss	(124)	(124)
Total Fox Corporation stockholders’ equity	10,969	11,962
Noncontrolling interests	107	105
Total equity	11,076	12,067
Total liabilities and equity	$21,783	$23,195

(a)
Class A Common Stock, $0.01 par value per share, 2,000,000,000 shares authorized, 199,631,720 shares and 210,754,900 shares issued and outstanding at par as of March 31, 2026 and June 30, 2025, respectively.

(b)
Class B Common Stock, $0.01 par value per share, 1,000,000,000 shares authorized, 221,149,973 shares and 235,581,025 shares issued and outstanding at par as of March 31, 2026 and June 30, 2025, respectively.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the nine months ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$1,031	$1,574
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	299	283
Restructuring, impairment and other corporate matters	38	168
Equity-based compensation	90	97
Equity losses of affiliates	18	11
Cash distributions received from affiliates	—	13
Non-operating other, net	785	(156)
Deferred income taxes	116	165
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(546)	(897)
Inventories net of programming payable	(387)	691
Accounts payable and accrued expenses	(226)	(26)
Other changes, net	(115)	(112)
Net cash provided by operating activities	1,103	1,811
INVESTING ACTIVITIES
Property and equipment	(361)	(212)
Purchase of investments	(168)	(79)
Acquisitions, net of cash acquired	(8)	(91)
Other investing activities, net	(6)	(25)
Net cash used in investing activities	(543)	(407)
FINANCING ACTIVITIES
Repurchase of shares	(1,900)	(750)
Dividends paid and distributions	(275)	(267)
Purchase of noncontrolling interest	(208)	—
Other financing activities, net	73	109
Net cash used in financing activities	(2,310)	(908)
Net (decrease) increase in cash and cash equivalents	(1,750)	496
Cash and cash equivalents, beginning of year	5,351	4,319
Cash and cash equivalents, end of period	$3,601	$4,815
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(IN MILLIONS)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Fox Corporation Stockholders’ Equity	Noncontrolling Interests(a)	Total Equity
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	201	$2	224	$2	$7,264	$3,783	$(123)	$10,928	$110	$11,038
Net income	—	—	—	—	—	166	—	166	9	175
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)	—	(1)
Dividends	—	—	—	—	—	(118)	—	(118)	—	(118)
Shares repurchased	(3)	—	(3)	—	(107)	6	—	(101)	—	(101)
Other	2	—	—	—	95	—	—	95	(12)	83
Balance, March 31, 2026	200	$2	221	$2	$7,252	$3,837	$(124)	$10,969	$107	$11,076
Balance, December 31, 2024	219	$2	235	$2	$7,650	$3,949	$(108)	$11,495	$116	$11,611
Net income	—	—	—	—	—	346	—	346	7	353
Other comprehensive income	—	—	—	—	—	—	3	3	—	3
Dividends	—	—	—	—	—	(122)	—	(122)	—	(122)
Shares repurchased	(5)	—	—	—	(79)	(174)	—	(253)	—	(253)
Other	1	—	—	—	57	—	—	57	(11)	46
Balance, March 31, 2025	215	$2	235	$2	$7,628	$3,999	$(105)	$11,526	$112	$11,638
Balance, June 30, 2025	211	$2	235	$2	$7,603	$4,479	$(124)	$11,962	$105	$12,067
Net income	—	—	—	—	—	994	—	994	33	1,027
Other comprehensive income	—	—	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	(243)	—	(243)	—	(243)
Shares repurchased	(17)	—	(14)	—	(529)	(1,390)	—	(1,919)	—	(1,919)
Other	6	—	—	—	178	(3)	—	175	(31)	144
Balance, March 31, 2026	200	$2	221	$2	$7,252	$3,837	$(124)	$10,969	$107	$11,076
Balance, June 30, 2024	226	$2	235	$2	$7,678	$3,139	$(107)	$10,714	$100	$10,814
Net income	—	—	—	—	—	1,546	—	1,546	28	1,574
Other comprehensive income	—	—	—	—	—	—	2	2	—	2
Dividends	—	—	—	—	—	(246)	—	(246)	—	(246)
Shares repurchased	(17)	—	—	—	(278)	(480)	—	(758)	—	(758)
Other	6	—	—	—	228	40	—	268	(16)	252
Balance, March 31, 2025	215	$2	235	$2	$7,628	$3,999	$(105)	$11,526	$112	$11,638

(a)	Excludes Redeemable noncontrolling interests (See Note 11—Additional Financial Information under the heading “Redeemable Noncontrolling Interests”).
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
NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS
The Company’s acquisitions support the Company’s strategy to strengthen its core brands, grow its digital businesses and selectively enhance production capabilities for its digital and linear platforms. During the nine months ended March 31, 2026, the Company’s acquisitions were not material. During the nine months ended March 31, 2025, the Company acquired a controlling ownership interest in a digital media company.
Other Transactions
In July 2025, the Company acquired a noncontrolling minority interest in a sports and entertainment company, which was recorded as an equity method investment, initially at fair value.
During the nine months ended March 31, 2026, the Company purchased the noncontrolling interest of one of its majority-owned subsidiaries (See Note 11—Additional Financial Information under the heading “Redeemable Noncontrolling Interests”).

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. INVENTORIES, NET
The Company’s inventories were comprised of the following:

	As of March 31, 2026	As of June 30, 2025
	(in millions)
Licensed programming, including prepaid sports rights	$933	$633
Owned programming	573	541
Total inventories, net	1,506	1,174
Less: current portion of inventories, net	(652)	(432)
Total non-current inventories, net	$854	$742

Owned programming
Released	$301	$308
In-process or other	272	233
Total	$573	$541
The following table presents the aggregate amortization expense related to Inventories, net included in Operating expenses in the Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
	(in millions)
Total amortization expense	$1,442	$1,913	$5,405	$5,801
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
The following tables present information about financial assets and redeemable noncontrolling interests carried at fair value on a recurring basis:

	Fair value measurements
	As of March 31, 2026
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$458	$458	(a)	$—	$—
Redeemable noncontrolling interests	(60)	—		—	(60)	(b)
Total	$398	$458		$—	$(60)

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
The following table sets forth the fair value and carrying value of the Company’s Borrowings:

	As of March 31, 2026	As of June 30, 2025
	(in millions)
Borrowings
Fair value	$6,561	$6,625
Carrying value	$6,605	$6,602
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
Generally, the Company does not require collateral to secure receivables. As of March 31, 2026 and June 30, 2025, the Company had no individual customers that accounted for 10% or more of the Company’s receivables.
NOTE 5. BORROWINGS
Borrowings include senior notes (See Note 9—Borrowings in the 2025 Form 10-K under the heading “Public Debt – Senior Notes Issued”). The Company is party to a credit agreement providing a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
and a maturity date of June 2028 (See Note 9—Borrowings in the 2025 Form 10-K under the heading “Revolving Credit Agreement”). As of March 31, 2026, there were no borrowings outstanding under the revolving credit agreement.
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
In connection with the stock repurchase program, the Company entered into an accelerated share repurchase (“ASR”) agreement in October 2025 in which the Company paid a third-party financial institution $700 million and $800 million and received initial deliveries of approximately 8.5 million and 10.9 million shares of Class A Common Stock and Class B Common Stock, respectively, representing 80% of the value of such payments in shares, calculated at a price of $65.51 and $58.83 per share, which were the Nasdaq Global Select Market (“Nasdaq”) closing share prices of the Class A Common Stock and Class B Common Stock, respectively, on October 30, 2025. Upon final settlement of the ASR, the Company received final deliveries of approximately 1.8 million shares of Class A Common Stock in February 2026 and 2.6 million shares of Class B Common Stock in March 2026. The number of shares received upon final settlement were determined using a price of $67.36 and $59.39 per share of the Class A Common Stock and Class B Common Stock, respectively (the volume-weighted average market price of the Common Stock on the Nasdaq during the term of the ASR agreement less a discount, less the initial deliveries). The Company accounted for the ASR agreement as two separate transactions. The initial deliveries of Common Stock were accounted for as a treasury stock transaction recorded on the acquisition date. The final settlements of Common Stock were accounted for as a forward contract indexed to the Class A Common Stock or Class B Common Stock, as applicable, and qualified as an equity transaction.
Inclusive of the ASR agreement, the Company repurchased approximately 31 million shares of Common Stock for approximately $1.9 billion during the nine months ended March 31, 2026.
As of March 31, 2026, the Company’s remaining stock repurchase authorization was approximately $3.5 billion. Subsequent to March 31, 2026, the Company repurchased approximately 0.8 million shares of Common Stock for approximately $50 million.
Stockholders Agreement
On September 8, 2025, the Company entered into a stockholders agreement (the “2025 Stockholders Agreement”) with LGC Holdco, LLC (“LGC Holdco”) and certain Murdoch family trusts (collectively, the “LGC Family Trusts”). In connection with this, the stockholders agreement between the Company and the Murdoch Family Trust (See Note 11—Stockholders’ Equity in the 2025 Form 10-K) was terminated. The 2025 Stockholders Agreement limits the LGC Family Trusts and LGC Holdco from owning, collectively with certain Murdoch family members (the “Murdoch Individuals”), more than 44% of the outstanding voting power of the shares of Class B Common Stock and requires the LGC Family Trusts and LGC Holdco to forfeit votes to the extent necessary to ensure that the Murdoch Individuals, the LGC Family Trusts and LGC Holdco collectively do not exceed 44% of the outstanding voting power of the shares of Class B Common Stock, except where a Murdoch Individual votes their own shares differently from the others on any matter. In addition, the 2025

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Stockholders Agreement provides the Company with a right of first refusal with respect to any underwritten public offering of the shares of Class B Common Stock held by the LGC Family Trusts or LGC Holdco to anyone other than the Murdoch Individuals and their affiliates, subject to certain exceptions, and provides the LGC Family Trusts and LGC Holdco with certain customary registration rights.
Dividends
The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
Cash dividend per share	$0.28	$0.27	$0.56	$0.54
The Company declared a semi-annual dividend of $0.28 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended March 31, 2026, which was paid on March 25, 2026.
NOTE 7. EQUITY-BASED COMPENSATION
The Company has equity-based compensation plans, including the Fox Corporation 2019 Shareholder Alignment Plan (See Note 12—Equity-Based Compensation in the 2025 Form 10-K).
The following table summarizes the Company’s equity-based compensation:

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
	(in millions)
Equity-based compensation	$30	$29	$90	$97
Intrinsic value of all settled equity-based awards	$40	$20	$221	$123
Tax benefit on settled equity-based awards	$3	$5	$32	$22
The Company’s equity-based awards are settled in Class A Common Stock. As of March 31, 2026, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $130 million and is expected to be recognized over a weighted average period between two and three years.
The computation of diluted earnings per share did not include stock options or performance-based stock options outstanding during each period presented if their inclusion would have been antidilutive, and, for those shares that are contingently issuable, if all necessary conditions have not been satisfied for the periods presented.
Awards Vested, Granted and Exercised
Restricted Stock Units
During the nine months ended March 31, 2026 and 2025, approximately 1.6 million and 1.5 million restricted stock units (“RSUs”) vested and approximately 1.2 million and 1.7 million RSUs were granted, respectively. These RSUs generally vest in equal annual installments over a three-year period subject to participants’ continued employment with the Company.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Performance-Based Stock Options
During the nine months ended March 31, 2026 and 2025, approximately 1.9 million and 3.0 million performance-based stock options were exercised and approximately 2.4 million and 3.4 million were granted, respectively, which will vest in full at the end of a three-year performance period as the market condition has been met and have a term of seven years thereafter.
NOTE 8. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of March 31, 2026 and June 30, 2025 were approximately $34 billion and $35 billion, respectively. The decrease from June 30, 2025 was primarily due to sports programming rights payments.
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
U.K. Newspaper Matters Indemnity
In connection with the separation of Twenty-First Century Fox, Inc. (“21CF”) and News Corporation in June 2013 (the “21CF News Corporation Separation”), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the separation agreement entered into connection with the separation of 21CF and the Company in 2019 and 21CF becoming a wholly-owned subsidiary of The Walt Disney Company (“Disney”) (the “Transaction”), the Company assumed certain costs and liabilities related to the U.K. Newspaper Matters Indemnity. The liability recorded in the Balance Sheets related to the indemnity was approximately $25 million and $30 million as of March 31, 2026 and June 30, 2025, respectively.

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
Tax Contingencies
The Company’s operations are subject to tax primarily in various domestic jurisdictions and as a matter of course, the Company is regularly audited by federal and state tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. In connection with the Transaction, each member of the 21CF consolidated group, which includes 21CF, the Company (prior to the Transaction) and 21CF’s other subsidiaries, is jointly and severally liable for the U.S. federal income and, in certain jurisdictions, state tax liabilities of each other member of the consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21CF consolidated group. The tax matters agreement entered into in connection with the Transaction requires 21CF and/or Disney to indemnify the Company for any such liability. Disputes or assessments could arise during current or future audits by the IRS and other jurisdictional tax authorities in amounts that the Company cannot quantify.
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. Pension plans and postretirement benefit plans are closed to new participants with the exception of a limited number of employees covered by collective bargaining agreements. The net periodic benefit cost was $8 million and $9 million for the three months ended March 31, 2026 and 2025, respectively, and $25 million and $26 million for the nine months ended March 31, 2026 and 2025, respectively.

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
•Television, which produces, acquires, markets and distributes programming through the FOX broadcast network, advertising-supported video-on-demand service Tubi, 29 full power broadcast television stations, including 11 duopolies, and other digital platforms, primarily in the U.S. Eighteen of the broadcast television stations are affiliated with the FOX Network and 11 are affiliated with MyNetworkTV. The segment also includes various production companies that produce content for the Company and third parties.
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

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The tables below present summarized financial information for each of the Company’s reportable segments and Corporate and Other.

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
	(in millions)
Revenues
Cable Network Programming	$1,741	$1,636	$5,678	$5,398
Television	2,197	2,704	7,184	7,618
Corporate and Other	152	58	365	181
Eliminations	(96)	(27)	(313)	(184)
Total revenues	$3,994	$4,371	$12,914	$13,013
Segment EBITDA
Cable Network Programming	$884	$878	$2,371	$2,283
Television	191	60	733	637
Corporate and Other	(121)	(82)	(393)	(235)
Amortization of cable distribution investments	—	(1)	—	(9)
Depreciation and amortization	(101)	(95)	(299)	(283)
Restructuring, impairment and other corporate matters	(32)	(55)	(38)	(251)
Equity losses of affiliates	(20)	(18)	(18)	(11)
Interest expense, net	(66)	(55)	(214)	(185)
Non-operating other, net	(499)	(158)	(785)	156
Income before income tax expense	236	474	1,357	2,102
Income tax expense	(61)	(120)	(326)	(528)
Net income	175	354	1,031	1,574
Less: Net income attributable to noncontrolling interests	(9)	(8)	(37)	(28)
Net income attributable to Fox Corporation stockholders	$166	$346	$994	$1,546

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
	(in millions)
Reconciliation of Revenues to Segment EBITDA
Cable Network Programming
Revenues	$1,741	$1,636	$5,678	$5,398
Operating expenses	(702)	(601)	(2,831)	(2,657)
Selling, general and administrative	(155)	(158)	(476)	(467)
Amortization of cable distribution investments	—	1	—	9
Segment EBITDA	$884	$878	$2,371	$2,283
Television
Revenues	$2,197	$2,704	$7,184	$7,618
Operating expenses	(1,736)	(2,359)	(5,642)	(6,191)
Selling, general and administrative	(270)	(285)	(809)	(790)
Segment EBITDA	$191	$60	$733	$637

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
	(in millions)
Revenues by Segment by Component
Cable Network Programming
Distribution(a)	$1,233	$1,169	$3,486	$3,340
Advertising	390	372	1,226	1,153
Content and other	118	95	966	905
Total Cable Network Programming revenues	1,741	1,636	5,678	5,398
Television
Advertising	1,166	1,664	4,197	4,634
Distribution(a)	858	870	2,510	2,500
Content and other	173	170	477	484
Total Television revenues	2,197	2,704	7,184	7,618
Corporate and Other	152	58	365	181
Eliminations	(96)	(27)	(313)	(184)
Total revenues	$3,994	$4,371	$12,914	$13,013

(a)	The Company generates distribution revenue from agreements with MVPDs for cable network programming and retransmission fees for the broadcast of the Company’s owned and operated television stations and from subscription fees for the Company’s direct-to-consumer streaming services. In addition, the Company generates distribution revenue from agreements with independently owned television stations that are affiliated with the FOX Network.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
	(in millions)
Depreciation and amortization
Cable Network Programming	$25	$24	$78	$69
Television	32	28	92	87
Corporate and Other	44	43	129	127
Total depreciation and amortization	$101	$95	$299	$283

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
	(in millions)
Capital expenditures
Cable Network Programming	$38	$27	$104	$80
Television	56	20	119	48
Corporate and Other	41	27	138	84
Total capital expenditures	$135	$74	$361	$212

	As of March 31, 2026	As of June 30, 2025
	(in millions)
Assets
Cable Network Programming	$3,239	$2,895
Television	8,665	7,924
Corporate and Other	8,900	10,755
Investments	979	1,621
Total assets	$21,783	$23,195

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. ADDITIONAL FINANCIAL INFORMATION
Restructuring, Impairment and Other Corporate Matters
The following table sets forth the components of Restructuring, impairment and other corporate matters included in the Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
	(in millions)
Restructuring charges(a)	$(15)	$(15)	$(22)	$(26)
Other corporate matters
Legal settlement costs(a)	(1)	(25)	(11)	(122)
U.K. Newspaper Matters Indemnity(b)	(1)	(14)	(3)	(33)
Other(a)	(15)	(1)	(2)	(70)
Total restructuring, impairment and other corporate matters	$(32)	$(55)	$(38)	$(251)

(a)	Primarily related to the discontinuation of Venu Sports for the nine months ended March 31, 2025.
(b)	See Note 8—Commitments and Contingencies under the heading "U.K. Newspaper Matters Indemnity."
Interest Expense, net
The following table sets forth the components of Interest expense, net included in the Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
	(in millions)
Interest expense	$(89)	$(94)	$(309)	$(313)
Interest income	23	39	95	128
Total interest expense, net	$(66)	$(55)	$(214)	$(185)
Non-Operating Other, net
The following table sets forth the components of Non-operating other, net included in the Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
	(in millions)
Net (losses) gains on investments in equity securities(a)	$(496)	$(155)	$(776)	$164
Other	(3)	(3)	(9)	(8)
Total non-operating other, net	$(499)	$(158)	$(785)	$156

(a)	Net (losses) gains on investments in equity securities includes the (losses) gains related to the change in fair value of the Company’s investment in Flutter (See Note 4—Fair Value).

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of March 31, 2026	As of June 30, 2025
	(in millions)
Investments(a)	$979	$1,621
Operating lease assets	895	814
Inventories, net	854	742
Grantor Trust assets	237	246
Other	304	309
Total other non-current assets	$3,269	$3,732

(a)	Includes investments accounted for at fair value on a recurring basis of $458 million and $1.2 billion as of March 31, 2026 and June 30, 2025, respectively (See Note 4—Fair Value).
Accounts Payable, Accrued Expenses and Other Current Liabilities
The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of March 31, 2026	As of June 30, 2025
	(in millions)
Programming payable	$1,066	$1,070
Accrued expenses	991	1,081
Deferred revenue	268	299
Operating lease liabilities	45	41
Other current liabilities	233	406
Total accounts payable, accrued expenses and other current liabilities	$2,603	$2,897
Other Liabilities
The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of March 31, 2026	As of June 30, 2025
	(in millions)
Non-current operating lease liabilities	$924	$822
Accrued non-current pension/postretirement liabilities	264	276
Other non-current liabilities	227	243
Total other liabilities	$1,415	$1,341
Redeemable Noncontrolling Interests
Put rights held by minority shareholders in consolidated companies are recorded by the Company as redeemable noncontrolling interests. The put right held by the Credible Labs Inc. (“Credible”) minority interest shareholder was exercised in December 2024 and was settled during the nine months ended March 31, 2026. The put right held by the entertainment production company’s minority shareholder will become exercisable in

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
fiscal 2029. The put right held by the digital media company’s minority shareholders will become exercisable in fiscal 2030.
The changes in redeemable noncontrolling interests were as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
	(in millions)
Beginning of period	$84	$200	$288	$242
Acquisitions(a)	—	27	—	27
Net income	—	1	4	—
Redemption of noncontrolling interests	—	—	(208)	—
Accretion and redemption value adjustments	—	—	—	(41)
End of period	$84	$228	$84	$228

(a)	See Note 2—Acquisitions, Disposals and Other Transactions.
Future Performance Obligations
As of March 31, 2026, approximately $6.1 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to distribution contracts, content licensing contracts with fixed fees and sports advertising contracts. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.
Supplemental Information
The following table summarizes supplemental information on the Statements of Cash Flows:

	For the nine months ended March 31,
	2026	2025
	(in millions)
Supplemental cash flow information
Cash paid for interest	$(343)	$(342)
Cash paid for income taxes	$(306)	$(350)

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
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three and nine months ended March 31, 2026 and 2025 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2026 and 2025. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2026 and 2025, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of March 31, 2026. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
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
RESULTS OF OPERATIONS
Results of Operations—For the three and nine months ended March 31, 2026 versus the three and nine months ended March 31, 2025.
The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2026, as compared to the three and nine months ended March 31, 2025:

	For the three months ended March 31,				For the nine months ended March 31,
	2026	2025	Change	% Change	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Distribution(a)	$2,107	$2,039	$68	3%	$6,024	$5,840	$184	3%
Advertising	1,556	2,036	(480)	(24)%	5,423	5,787	(364)	(6)%
Content and other	331	296	35	12%	1,467	1,386	81	6%
Total revenues	3,994	4,371	(377)	(9)%	12,914	13,013	(99)	(1)%
Operating expenses	(2,494)	(2,965)	471	16%	(8,473)	(8,759)	286	3%
Selling, general and administrative	(546)	(551)	5	1%	(1,730)	(1,578)	(152)	(10)%
Depreciation and amortization	(101)	(95)	(6)	(6)%	(299)	(283)	(16)	(6)%
Restructuring, impairment and other corporate matters	(32)	(55)	23	42%	(38)	(251)	213	85%
Equity losses of affiliates	(20)	(18)	(2)	(11)%	(18)	(11)	(7)	(64)%
Interest expense, net	(66)	(55)	(11)	(20)%	(214)	(185)	(29)	(16)%
Non-operating other, net	(499)	(158)	(341)	**	(785)	156	(941)	**
Income before income tax expense	236	474	(238)	(50)%	1,357	2,102	(745)	(35)%
Income tax expense	(61)	(120)	59	49%	(326)	(528)	202	38%
Net income	175	354	(179)	(51)%	1,031	1,574	(543)	(34)%
Less: Net income attributable to noncontrolling interests	(9)	(8)	(1)	(13)%	(37)	(28)	(9)	(32)%
Net income attributable to Fox Corporation stockholders	$166	$346	$(180)	(52)%	$994	$1,546	$(552)	(36)%

(a)	The Company generates distribution revenue from agreements with MVPDs for cable network programming and retransmission fees for the broadcast of the Company’s owned and operated television stations and from subscription fees for the Company’s direct-to-consumer streaming services. In addition, the Company generates distribution revenue from agreements with independently owned television stations that are affiliated with the FOX Network.
**	not meaningful

Overview
For the three months ended March 31, 2026 and 2025
The Company’s revenues decreased $377 million or 9% for the three months ended March 31, 2026, as compared to the corresponding period of fiscal 2025, primarily due to lower advertising revenue, partially offset by higher distribution and content and other revenues. The increase of $68 million or 3% in distribution revenue was due to the impact of higher average rates per subscriber of approximately $90 million, partially offset by the approximately $20 million impact of a lower average number of subscribers. The decrease of $480 million or 24% in advertising revenue was primarily due to the absence of the February 2025 broadcast of Super Bowl LIX and lower ratings, partially offset by the approximately $200 million impact due to continued digital growth led by the Tubi AVOD service, the broadcast of an additional National Football League (“NFL”) postseason game and higher pricing. The increase of $35 million or 12% in content and other revenues was primarily due to higher sports sublicensing revenue.
Operating expenses decreased $471 million or 16% for the three months ended March 31, 2026, as compared to the corresponding period of fiscal 2025, primarily due to the approximately $535 million impact of lower sports programming rights amortization and production costs driven by the absence of the February 2025 broadcast of Super Bowl LIX partially offset by the broadcast of an additional NFL postseason game. This decrease was partially offset by the approximately $65 million impact primarily due to costs associated with the launch of Fox One and higher entertainment programming rights amortization and production costs.
Selling, general and administrative expenses decreased $5 million or 1% for the three months ended March 31, 2026, as compared to the corresponding period of fiscal 2025, primarily due to lower legal costs.
For the nine months ended March 31, 2026 and 2025
The Company’s revenues decreased $99 million or 1% for the nine months ended March 31, 2026, as compared to the corresponding period of fiscal 2025, due to lower advertising revenue, partially offset by higher distribution and content and other revenues. The increase of $184 million or 3% in distribution revenue was due to higher average rates per subscriber and higher fees received from television stations that are affiliated with the FOX Network of approximately $360 million, partially offset by the approximately $175 million impact of a lower average number of subscribers. The decrease of $364 million or 6% in advertising revenue was primarily due to the approximately $435 million impact related to sports programming led by the absence of the February 2025 broadcast of Super Bowl LIX partially offset by the broadcast of additional NFL and Major League Baseball (“MLB”) postseason games and higher pricing. The remaining impact was primarily due to continued digital growth led by the Tubi AVOD service and higher news pricing, partially offset by lower political advertising revenue due to the absence of the 2024 presidential and congressional elections and lower news ratings. The increase of $81 million or 6% in content and other revenues was primarily due to higher sports sublicensing revenue partially offset by lower entertainment production services revenue led by the timing of deliveries.
Operating expenses decreased $286 million or 3% for the nine months ended March 31, 2026, as compared to the corresponding period of fiscal 2025, primarily due to the approximately $440 million impact of lower sports programming rights amortization driven by the absence of the February 2025 broadcast of Super Bowl LIX partially offset by higher NFL costs, including the broadcast of an additional NFL postseason game. Also partially offsetting this decrease was the approximately $155 million impact primarily due to costs associated with the launch of Fox One and higher digital content costs.
Selling, general and administrative expenses increased $152 million or 10% for the nine months ended March 31, 2026, as compared to the corresponding period of fiscal 2025, primarily due to costs associated with the launch of Fox One and higher employee costs.
Restructuring, impairment and other corporate matters—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Restructuring, Impairment and Other Corporate Matters.”
Interest expense, net—Interest expense, net increased $11 million and $29 million or 20% and 16% for the three and nine months ended March 31, 2026, respectively, as compared to the corresponding period of fiscal 2025, primarily due to lower interest income as a result of lower average cash and cash equivalent balances, partially offset by a lower average amount of debt outstanding.

Non-operating other, net—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Non-Operating Other, net.”
Income tax expense—The Company’s tax provision and related effective tax rate of 26% and 24% for the three and nine months ended March 31, 2026, respectively, was higher than the statutory rate of 21% primarily due to state taxes and other permanent items.
The Company's tax provision and related effective tax rate of 25% for the three and nine months ended March 31, 2025 was higher than the statutory rate of 21% primarily due to state taxes and other permanent items.
Net income—Net income decreased $179 million or 51% and $543 million or 34% for the three and nine months ended March 31, 2026, respectively, as compared to the corresponding periods of fiscal 2025, primarily due to a change in fair value of the Company’s investments in equity securities, partially offset by higher Segment EBITDA (as defined below) and, for the nine months ended March 31, 2026, lower legal settlement and other costs associated with the discontinuation of Venu Sports in fiscal 2025. These changes resulted in lower income before income tax expense and a corresponding lower provision for income tax.
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
The following tables set forth the Company’s Revenues and Segment EBITDA for the three and nine months ended March 31, 2026, as compared to the three and nine months ended March 31, 2025:

	For the three months ended March 31,				For the nine months ended March 31,
	2026	2025	Change	% Change	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Cable Network Programming	$1,741	$1,636	$105	6%	$5,678	$5,398	$280	5%
Television	2,197	2,704	(507)	(19)%	7,184	7,618	(434)	(6)%
Corporate and Other	152	58	94	**	365	181	184	**
Eliminations	(96)	(27)	(69)	**	(313)	(184)	(129)	(70)%
Total revenues	$3,994	$4,371	$(377)	(9)%	$12,914	$13,013	$(99)	(1)%

	For the three months ended March 31,				For the nine months ended March 31,
	2026	2025	Change	% Change	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Segment EBITDA
Cable Network Programming	$884	$878	$6	1%	$2,371	$2,283	$88	4%
Television	191	60	131	**	733	637	96	15%
Corporate and Other	(121)	(82)	(39)	(48)%	(393)	(235)	(158)	(67)%
Adjusted EBITDA(a)	$954	$856	$98	11%	$2,711	$2,685	$26	1%

**	not meaningful
(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.
Cable Network Programming (44% and 41% of the Company’s revenues for the first nine months of fiscal 2026 and 2025, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2026	2025	Change	% Change	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Distribution	$1,233	$1,169	$64	5%	$3,486	$3,340	$146	4%
Advertising	390	372	18	5%	1,226	1,153	73	6%
Content and other	118	95	23	24%	966	905	61	7%
Total revenues	1,741	1,636	105	6%	5,678	5,398	280	5%
Operating expenses	(702)	(601)	(101)	(17)%	(2,831)	(2,657)	(174)	(7)%
Selling, general and administrative	(155)	(158)	3	2%	(476)	(467)	(9)	(2)%
Amortization of cable distribution investments	—	1	(1)	(100)%	—	9	(9)	(100)%
Segment EBITDA	$884	$878	$6	1%	$2,371	$2,283	$88	4%
For the three months ended March 31, 2026 and 2025
Revenues at the Cable Network Programming segment increased $105 million or 6% for the three months ended March 31, 2026, as compared to the corresponding period of fiscal 2025, due to higher distribution, advertising and content and other revenues. Distribution revenue increased $64 million or 5% as higher average rates per subscriber were partially offset by a decrease in the average number of subscribers. The increase of $18 million or 5% in advertising revenue was primarily due to sports programming and higher news pricing partially offset by lower ratings. The increase of $23 million or 24% in content and other revenues was primarily due to higher sports sublicensing revenue.
Cable Network Programming Segment EBITDA increased $6 million or 1% for the three months ended March 31, 2026, as compared to the corresponding period of fiscal 2025, due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased $101 million or 17% primarily due to higher sports programming rights amortization led by expanded international soccer rights. Selling, general and administrative expenses decreased $3 million or 2% primarily due to lower legal costs.
For the nine months ended March 31, 2026 and 2025
Revenues at the Cable Network Programming segment increased $280 million or 5% for the nine months ended March 31, 2026, as compared to the corresponding period of fiscal 2025, due to higher distribution, advertising and content and other revenues. Distribution revenue increased $146 million or 4% as higher average rates per subscriber were partially offset by a decrease in the average number of subscribers. The increase of $73 million or 6% in advertising revenue was primarily due to higher news and sports pricing partially offset by lower ratings. The increase of $61 million or 7% in content and other revenues was primarily due to higher sports sublicensing revenue.
Cable Network Programming Segment EBITDA increased $88 million or 4% for the nine months ended March 31, 2026, as compared to the corresponding period of fiscal 2025, due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased $174 million or 7% primarily due to higher sports programming rights amortization led by expanded international soccer rights. This increase was partially offset by lower newsgathering costs due to the absence of the 2024 presidential election. Selling, general and administrative expenses increased $9 million or 2% primarily due to higher technology costs, partially offset by lower legal costs.
Television (56% and 59% of the Company’s revenues for the first nine months of fiscal 2026 and 2025, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2026	2025	Change	% Change	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues
Advertising	$1,166	$1,664	$(498)	(30)%	$4,197	$4,634	$(437)	(9)%
Distribution	858	870	(12)	(1)%	2,510	2,500	10	—%
Content and other	173	170	3	2%	477	484	(7)	(1)%
Total revenues	2,197	2,704	(507)	(19)%	7,184	7,618	(434)	(6)%
Operating expenses	(1,736)	(2,359)	623	26%	(5,642)	(6,191)	549	9%
Selling, general and administrative	(270)	(285)	15	5%	(809)	(790)	(19)	(2)%
Segment EBITDA	$191	$60	$131	**	$733	$637	$96	15%

**	not meaningful
For the three months ended March 31, 2026 and 2025
Revenues at the Television segment decreased $507 million or 19% for the three months ended March 31, 2026, as compared to the corresponding period of fiscal 2025, due to lower advertising and distribution revenues, partially offset by higher content and other revenues. The decrease of $498 million or 30% in advertising revenue was primarily due to the absence of the February 2025 broadcast of Super Bowl LIX, partially offset by the broadcast of an additional NFL postseason game and continued digital growth led by the Tubi AVOD service. The decrease of $12 million or 1% in distribution revenue was due to a lower average number of subscribers at the Company’s owned and operated television stations.
Television Segment EBITDA increased $131 million for the three months ended March 31, 2026, as compared to the corresponding period of fiscal 2025, as the revenue decreases noted above were more than offset by lower expenses. Operating expenses decreased $623 million or 26% primarily due to lower sports programming rights amortization and production costs principally due to the absence of the February 2025 broadcast of Super Bowl LIX partially offset by the broadcast of an additional NFL postseason game. Also partially offsetting this decrease was higher entertainment programming rights amortization and production costs and entertainment marketing costs. Selling, general and administrative expenses decreased $15 million or 5% primarily due to lower legal costs.
For the nine months ended March 31, 2026 and 2025
Revenues at the Television segment decreased $434 million or 6% for the nine months ended March 31, 2026, as compared to the corresponding period of fiscal 2025, due to lower advertising and content and other revenues, partially offset by higher distribution revenue. The decrease of $437 million or 9% in advertising revenue was primarily due to sports programming led by the absence of the February 2025 broadcast of Super Bowl LIX partially offset by the broadcast of additional NFL and MLB postseason games and higher pricing. Also contributing to this decrease was lower political advertising revenue principally due to the absence of the 2024 presidential and congressional elections. These decreases were partially offset by continued digital growth led by the Tubi AVOD service. The increase of $10 million in distribution revenue was due to higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations and higher fees received from television stations that are affiliated with the FOX Network. The decrease of $7 million or 1% in content and other revenues was primarily due to lower entertainment production services revenue led by the timing of deliveries.
Television Segment EBITDA increased $96 million or 15% for the nine months ended March 31, 2026, as compared to the corresponding period of fiscal 2025, as the revenue decreases noted above were more than offset by lower expenses. Operating expenses decreased $549 million or 9% primarily due to lower sports programming amortization led by the absence of the February 2025 broadcast of Super Bowl LIX partially offset by higher NFL costs, including the broadcast of an additional NFL postseason game, and higher digital content costs. Selling, general and administrative expenses increased $19 million or 2% primarily due to higher employee costs, partially offset by lower legal costs.
Corporate and Other

	For the three months ended March 31,				For the nine months ended March 31,
	2026	2025	Change	% Change	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues	$152	$58	$94	**	$365	$181	$184	**
Operating expenses	(139)	(19)	(120)	**	(272)	(55)	(217)	**
Selling, general and administrative	(134)	(121)	(13)	(11)%	(486)	(361)	(125)	(35)%
Segment EBITDA	$(121)	$(82)	$(39)	(48)%	$(393)	$(235)	$(158)	(67)%

**	not meaningful
For the three and nine months ended March 31, 2026 and 2025
Revenues within Corporate and Other for the three and nine months ended March 31, 2026 and 2025 include distribution revenue at FOX One and revenues generated by Credible and the operation of the FOX Studio Lot. Operating expenses for the three and nine months ended March 31, 2026 and 2025 include costs associated with the launch of FOX One and advertising and promotional expenses at Credible. Selling, general and administrative expenses for the three and nine months ended March 31, 2026 and 2025 primarily relate to employee costs, professional fees, costs associated with the launch of FOX One and the costs of operating the FOX Studio Lot.
Corporate and Other EBITDA decreased $39 million or 48% and $158 million or 67% for the three and nine months ended March 31, 2026, respectively, as compared to the corresponding periods of fiscal 2025, primarily due to intercompany FOX branded content and marketing costs associated with the launch of FOX One, which more than offset related distribution revenue.
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
The following table reconciles Net income to Adjusted EBITDA for the three and nine months ended March 31, 2026, as compared to the three and nine months ended March 31, 2025:

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
	(in millions)
Net income	$175	$354	$1,031	$1,574
Add
Amortization of cable distribution investments	—	1	—	9
Depreciation and amortization	101	95	299	283
Restructuring, impairment and other corporate matters	32	55	38	251
Equity losses of affiliates	20	18	18	11
Interest expense, net	66	55	214	185
Non-operating other, net	499	158	785	(156)
Income tax expense	61	120	326	528
Adjusted EBITDA	$954	$856	$2,711	$2,685
The following table sets forth the computation of Adjusted EBITDA for the three and nine months ended March 31, 2026, as compared to the three and nine months ended March 31, 2025:

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
	(in millions)
Revenues	$3,994	$4,371	$12,914	$13,013
Operating expenses	(2,494)	(2,965)	(8,473)	(8,759)
Selling, general and administrative	(546)	(551)	(1,730)	(1,578)
Amortization of cable distribution investments	—	1	—	9
Adjusted EBITDA	$954	$856	$2,711	$2,685
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company has approximately $3.6 billion of cash and cash equivalents as of March 31, 2026 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 5—Borrowings to the accompanying Financial Statements). The Company also has access to global capital markets, subject to market conditions.

As of March 31, 2026, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any noncompliance with such covenants.
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
Sources and Uses of Cash
Net cash provided by operating activities for the nine months ended March 31, 2026 and 2025 was as follows (in millions):

For the nine months ended March 31,	2026	2025
Net cash provided by operating activities	$1,103	$1,811
The decrease in net cash provided by operating activities during the nine months ended March 31, 2026, as compared to the corresponding period of fiscal 2025, was primarily due to lower advertising receipts due to the absence of Super Bowl LIX and the 2024 presidential and congressional elections and higher sports programming payments.
Net cash used in investing activities for the nine months ended March 31, 2026 and 2025 was as follows (in millions):

For the nine months ended March 31,	2026	2025
Net cash used in investing activities	$(543)	$(407)
The increase in net cash used in investing activities during the nine months ended March 31, 2026, as compared to the corresponding period of fiscal 2025, was primarily due to an increase in the Company’s investments and capital expenditures, partially offset by a decrease in the Company’s acquisitions.
Net cash used in financing activities for the nine months ended March 31, 2026 and 2025 was as follows (in millions):

For the nine months ended March 31,	2026	2025
Net cash used in financing activities	$(2,310)	$(908)
The increase in net cash used in financing activities during the nine months ended March 31, 2026, as compared to the corresponding period of fiscal 2025, was primarily due to activity under the stock repurchase program, including the $1.5 billion accelerated share repurchase transaction (See Note 6—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program”), and the Company’s purchase of noncontrolling interest.
Stock Repurchase Program
See Note 6—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program.”

Dividends
The Company declared a semi-annual dividend of $0.28 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended March 31, 2026, which was paid on March 25, 2026.The Company expects to continue to pay semi-annual dividends, although each dividend is subject to approval by the Company’s Board of Directors.
Debt Instruments
Borrowings include senior notes (See Note 5—Borrowings to the accompanying Financial Statements).
Ratings of the Senior Notes
The following table summarizes the Company’s credit ratings as of March 31, 2026:

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
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of the Company’s repurchases of its Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), during the three months ended March 31, 2026:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
January 1, 2026 - January 31, 2026
Class A Common Stock	—	$—
Class B Common Stock	—	—
February 1, 2026 - February 28, 2026
Class A Common Stock(d)	2,406,461	13.24
Class B Common Stock	456,637	51.43
March 1, 2026 - March 31, 2026
Class A Common Stock	312,070	58.04
Class B Common Stock(d)	3,095,612	8.57
Total
Class A Common Stock(d)	2,718,531	18.38
Class B Common Stock(d)	3,552,249	14.08
	6,270,780		$3,500

(a)	The Company has not made any purchases of Common Stock other than in connection with the publicly announced stock repurchase program described below.
(b)	These amounts exclude any fees, commissions, excise taxes or other costs associated with the share repurchases.
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

(d)
In October 2025, in connection with the stock repurchase program, the Company entered into an accelerated share repurchase (“ASR”) agreement in which the Company paid a third-party financial institution $700 million and $800 million and received initial deliveries of approximately 8.5 million and 10.9 million shares of Class A Common Stock and Class B Common Stock, respectively, representing 80% of the value of such payments in shares, calculated at a price of $65.51 and $58.83 per share, respectively. Upon final settlement of the ASR, the Company received final deliveries of approximately 1.8 million shares of Class A Common Stock in February 2026 and 2.6 million shares of Class B Common Stock in March 2026. The number of shares received upon final settlement were determined using a price of $67.36 and $59.39 per share of the Class A Common Stock and Class B Common Stock, respectively (the volume-weighted average market price of the Common Stock on the Nasdaq during the term of the ASR agreement less a discount, less the initial deliveries) (See Note 6—Stockholders’ Equity to the accompanying Unaudited Consolidated Financial Statements of FOX under the heading “Stock Repurchase Program”).

In total, the Company repurchased approximately 31 million shares of Common Stock for approximately $1.9 billion during the nine months ended March 31, 2026.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2026 and 2025; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2026 and 2025; (iii) Consolidated Balance Sheets as of March 31, 2026 (unaudited) and June 30, 2025 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2026 and 2025; (v) Unaudited Consolidated Statements of Equity for the three and nine months ended March 31, 2026 and 2025; and (vi) Notes to the Unaudited Consolidated Financial Statements.*

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

Date: May 11, 2026