Form 10-K
period 2026-06-30
Fox Corp
filed 2026-08-06
CIK 1754301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of December 31, 2025, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $14.5 billion, based upon the closing price of $73.07 per share as quoted on The Nasdaq Global Select Market on that date, and the aggregate market value of the registrant’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $9.0 billion, based upon the closing price of $64.93 per share as quoted on The Nasdaq Global Select Market on that date.
As of August 4, 2026, 199,401,385 shares of Class A Common Stock and 220,248,764 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Fox Corporation definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, which is intended to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Fox Corporation’s fiscal year end.

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
Unless otherwise indicated, references in this Annual Report on Form 10-K (this “Annual Report”) for the fiscal year ended June 30, 2026 (“fiscal 2026”) to “FOX,” the “Company,” “we,” “us” or “our” mean Fox Corporation and its consolidated subsidiaries. We use the term “MVPDs” to refer collectively to traditional MVPDs and virtual MVPDs.
FOX became a standalone publicly traded company on March 19, 2019, when Twenty-First Century Fox, Inc. (“21CF”) spun off the Company to 21CF stockholders and FOX’s Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”) began trading on The Nasdaq Global Select Market (the “Disney Transaction”). The Walt Disney Company (“Disney”) acquired the remaining 21CF assets and 21CF became a wholly-owned subsidiary of Disney. The Company is party to a separation and distribution agreement and a tax matters agreement that govern certain aspects of the Company’s relationship with 21CF and Disney following the Disney Transaction.
Roku Transaction
On June 14, 2026, the Company and Roku, Inc. (“Roku”) entered into a definitive agreement (the “Merger Agreement”) under which the Company has agreed to acquire Roku for a combination of cash and FOX Class A Common Stock (the “Roku Transaction” or “Merger”). Upon the terms and subject to the conditions of the Merger Agreement, FOX will pay $96.00 in cash and 0.9693 shares of FOX Class A Common Stock for each share of Roku Class A Common Stock and Roku Class B Common Stock outstanding immediately prior to the effective time of the merger. The exchange ratio is fixed and will not be adjusted. Following the completion of the Merger, Roku will be a wholly-owned subsidiary of FOX.
Each of the Boards of Directors of FOX and Roku have unanimously approved the transaction, which is also subject to requisite approval by FOX and Roku stockholders, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of consents or approvals under certain other antitrust laws and certain investment screening laws and other customary conditions. The Merger Agreement contains customary termination rights and provides that each party will be required to pay the other party a termination fee of approximately $866 million if the Merger Agreement is terminated in certain circumstances, including due to a change in the recommendation of its board of directors. In addition, FOX will be required to pay Roku a termination fee of approximately $1.2 billion if the Merger Agreement is terminated under certain circumstances related to the failure to obtain certain regulatory approvals or upon the entry of a permanent restraint under certain antitrust laws or investment screening laws. FOX has also agreed to reimburse Roku for up to $70 million for reasonable third-party costs and expenses incurred by Roku in connection with the transaction if FOX is unable to obtain the required approval of its Class B Common stockholders of the issuance of FOX Class A Common Stock in connection with the transaction.
In connection with execution of the Merger Agreement, Roku founder, Chairman and Chief Executive Officer Anthony Wood and certain associated trusts and related entities that together hold at least a majority of the voting power of the Roku common stock entered into a voting and support agreement with FOX agreeing to vote in favor of the Transaction. LGC Holdco, LLC (“LGC Holdco”) and its sole manager Cruden 2, LLC also entered into a voting and support agreement with Roku, pursuant to which they agreed to vote all shares of FOX Class B Common Stock owned by them (representing, as of June 30, 2026, approximately 38.8% of the voting power of the FOX Class B Common Stock entitled to vote) in favor of the issuance of shares FOX Class A Common Stock in the transaction.
The Company’s fiscal year ends on June 30 of each year. The Company was incorporated in 2018 under the laws of the State of Delaware. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036 and its telephone number is (212) 852-7000. The Company’s website is www.foxcorporation.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. We are providing our website address solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website, including any reports that are noted in this Annual Report as being posted on the website, into this Annual Report.
Caution Concerning Forward-Looking Statements
This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including statements regarding the Roku Transaction. All statements other than statements of historical or current fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include, among others, the words “may,” “will,” “could,” “should,” “would,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “outlook” or any other similar words. Although the Company’s management believes that the expectations reflected in any of the Company’s forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties. Important factors that could cause the Company’s actual results, performance and achievements to differ materially from those estimates or projections contained in the Company’s forward-looking statements include, but are not limited to, the impact of the Roku Transaction and related risks, government regulation, economic, strategic, political and social conditions. For more detailed information about these factors, see Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Caution Concerning Forward-Looking Statements.”
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
Business Overview
FOX produces and delivers compelling news, sports and entertainment content through its iconic brands, including FOX News Media, FOX Sports, Tubi Media Group, FOX Entertainment and FOX Television Stations. The Company differentiates itself in a crowded media and entertainment marketplace through the leadership positions of its brands and premium programming that focus on live and “appointment-based” content, a significant presence in major markets and broad distribution of its content across traditional and digital platforms, including FOX One, the Company’s wholly-owned, direct-to-consumer subscription streaming service.
Our Competitive Strengths
Premium brands that resonate deeply with viewers.
Under the FOX banner, we produce and distribute content through some of the world’s leading and most valued brands. Our long track record of challenging the status quo emboldens us to continue making innovative decisions, disrupting norms and forming deeper relationships with audiences. FOX News Media is among the most influential and recognized news brands in the world. FOX Sports has earned a reputation for bold sports programming and, with its availability in virtually every U.S. market, is a leading destination for live sports events and sports commentary. Tubi, our leading AVOD service, attracts a young, multicultural and highly engaged audience to its content library of over 350,000 movies and television episodes. FOX Entertainment is renowned for its compelling primetime entertainment, including scripted dramas, leading unscripted programming and its longstanding Sunday animation block. These brands and others in our portfolio, such as our 29 owned and operated local television stations, including 18 broadcasting under the FOX brand, hold cultural significance with consumers and commercial importance for distributors and advertisers. The quality of our programming and the strength of our brands maximize the value of our content through a combination of affiliate fees and advertising sales.
Leadership positions across strategically significant programming platforms.
FOX enjoys leadership positions across its core news, sports and entertainment businesses. As linear television viewership declines across the industry, “appointment-based” programming that is the FOX hallmark remains resilient.
For over 24 consecutive years, FOX News has been the top-rated national cable news channel in Monday to Friday primetime viewing, according to The Nielsen Company (“Nielsen”). FOX News also finished the fiscal year as the #1 cable network in Monday to Friday primetime and total day viewing among total viewers for the eleventh consecutive year and delivered ratings that were comparable to ratings delivered by the four broadcast networks in weekday primetime viewing. A leader in marquee live sports broadcasts, FOX Sports programs the National Football League (“NFL”) featuring America's Game of the Week, college football (including the Big Ten Conference), Major League Baseball's (“MLB”) Regular Season, All-Star Game and post-season, including exclusive rights to the World Series, INDYCAR, National Association of Stock Car Auto Racing (“NASCAR”) and other marquee cyclical events, including the Super Bowl and the Fédération Internationale de Football Association (“FIFA”) Men's World Cup. FOX Sports has secured a significant portion of its marquee rights under long-term contracts. Tubi has become one of the most relevant and fastest growing AVOD services in the country, with 20% growth in total view time (the total number of hours watched) in fiscal 2026 compared to the prior fiscal year. According to Nielsen’s The Gauge, Tubi finished the fiscal year among the most-watched free ad-supported streaming services in the U.S., averaging approximately 2.2% of all television viewing over the course of the year. FOX Entertainment has delivered the youngest and most diverse audience of the broadcast networks across all programming in primetime for over two decades. During the 2025-2026 broadcast season, FOX Entertainment delivered the season’s top two debuts among adults 18-49 with Fear Factor: House of Fear and Memory of a Killer, along with three of the top four most watched cooking shows on television with Next Level Chef, Hell’s Kitchen and MasterChef. FOX Television Stations covers 18 Nielsen-designated market areas (“DMAs”), including 15 of the 16 largest, and was the #1 or #2 rated news provider in the hours of 5 a.m. - 9 a.m. in the majority of the markets in which it operates among adults 25-54.
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
The FOX portfolio combines the range of national cable and broadcast networks and digital distribution platforms with the power of tailored local television. FOX News is available in approximately 55 million U.S. households via MVPDs and in additional households through FOX One. FOX Sports and FOX Entertainment programming on the FOX Network is available in virtually every U.S. market. Tubi’s ubiquitous availability provides broad distribution of films, episodic television programming, live local and national news content and sports programming. Tubi carries over 100 local station feeds (including feeds of our owned and operated stations), covering 77 DMAs and 23 of the top 25 markets. Additionally, our 29 owned and operated television stations cover 18 DMAs, including 15 of the 16 largest, and maintain duopolies in 11 DMAs, including New York, Los Angeles and Chicago, the three largest. These stations provide balanced content of national interest with programming of note to local communities, producing over 1,500 hours of local news coverage each week. The breadth and depth of our footprint allows us to produce and distribute our content in a cost-effective manner and share best business practices and models across regions. It also enables us to engage audiences, develop deeper consumer relationships and create more compelling product offerings.
Attractive financial profile, including multiple revenue streams, strong balance sheet and other assets.
We have consistently achieved strong operational and financial results in a complex industry environment. Additionally, our solid balance sheet provides us with the financial flexibility to continue to invest across our businesses, allocate resources toward investments in growth initiatives, take advantage of strategic opportunities, including potential acquisitions across the range of media categories in which we operate and related adjacencies, and return capital to our stockholders. We have maintained significant liquidity, ending fiscal 2026 with approximately $4.2 billion of cash and cash equivalents on our balance sheet while returning approximately $2.3 billion of capital to our stockholders through our cash dividend and stock repurchase program, including a $1.5 billion accelerated share repurchase program in fiscal 2026. We also benefit from a tax asset that resulted from the step-up in the tax basis of our assets following the Disney Transaction, which is expected to provide an annual cash tax benefit for many years. Our asset portfolio also includes the FOX Studio Lot in Los Angeles, California, which spans over 50 acres and close to 2 million square feet of space for administration and television and film production services available to FOX and industry clients, including 15 sound stages, and other production facilities. Additionally, we own an equity stake in Flutter Entertainment plc (“Flutter”), an online sports betting and gaming company with operations in the U.S. and internationally, and we maintain an option to acquire 18.6% of FanDuel Group ("FanDuel"), a majority-owned subsidiary of Flutter.
Goals and Strategies
Maintain leading positions in live news, live sports and quality entertainment.
We have long been a leader in news, sports and entertainment programming, and we believe that building on our leading market positions is essential to our success. The strength of our core businesses has allowed us to invest in attractive growth opportunities and brand extensions. Examples of this include digital brand extensions at FOX News Media, including the FOX Nation subscription video-on-demand (or SVOD) service and the FOX Weather free ad-supported streaming television (“FAST”) service. At Tubi, our investment in content, technology and marketing has yielded new viewers and increased engagement from our audience, which has translated into robust revenue growth. In fiscal 2026, Tubi expanded its content library through the premiere of 50 new original titles and the launch of over 20,000 creator-led episodes as of the end of the fiscal year. We consistently review opportunities to optimize our sports portfolio with the dual goal of maintaining and growing our audience while achieving accretive financial returns. In fiscal 2026, we added rights to two additional NFL regular season game windows for the 2026 NFL season, and we renewed rights for the CONCACAF Gold Cup in 2027 and 2029. Recognizing the industry-wide changes in viewership habits, FOX Entertainment has continued to expand its footprint across unscripted content, leveraging the breadth of offerings from FOX Entertainment Studios to populate its primetime lineup and reduce its reliance on third-party content providers. FOX Entertainment Studios also produces or co-produces original content for third parties including many of the leading SVOD services (Netflix, Amazon Prime Video and Apple TV), highlighting the attractiveness of FOX’s content to a wide variety of streaming services. FOX Television Stations produces live streaming news content on connected televisions and FAST services through both LiveNOW from FOX (its national 24/7 live streaming service) and FOX Local Streams (its group of FAST services that offer live and recorded content from 17 FOX-owned and operated local television stations). Total view time on FOX Local Streams grew over 17% compared to the prior fiscal year. We believe continuing to provide compelling news, sports and entertainment programming across platforms will increase audience engagement and drive growth across our distribution, affiliate and advertising relationships.

Increase revenue growth through the continued delivery of high quality, premium and valuable content.
With a focused portfolio of assets, we create and produce high quality programming that delivers value for our viewers, our affiliates and our advertisers. We expect our internal production capabilities and co-production arrangements will facilitate growth by enabling us to directly manage the economics and programming needs of our broadcast network and television stations. We also believe our unique ability to deliver “appointment-based” viewing and audiences at scale, along with innovative advertising platforms, delivers substantial value to our advertising customers, and the unique nature of our “appointment-based” content positions us to maintain and even grow audiences during a time of increasing consumer fragmentation.
Expand our digital distribution offerings and direct engagement with consumers, increasing complementary sources of revenues.
The availability of our key networks on all major virtual MVPD services reflects the strength of our brands and the highly coveted nature of our content. We are also cultivating and growing direct interactions between FOX brands and consumers outside traditional linear television. For example, FOX One, our wholly-owned, direct-to-consumer subscription streaming service designed to attract “cord-cutters” and “cord-nevers”, expands the reach of our programming beyond FOX’s existing distribution footprint. Tubi also provides us with a wholly-owned digital platform to access a wider digital audience and further the reach of our content. Tubi continues to experience significant growth in total view time across a library of over 350,000 movies and television episodes, including key FOX entertainment, news and sports programming, and it streamed over 13 billion hours of content over the course of the fiscal year (a record for the platform). Tubi’s young, multicultural and highly engaged viewers, the majority of which are classified as “cord-cutters” or “cord-nevers,” is an audience advertisers are eager to reach. FOX News Media operates a number of digital businesses, including FOX News Digital, which remains the most engaged brand in digital news (leading in total views, minutes spent, YouTube views and social interactions), along with the FOX Nation SVOD service, which offers U.S. consumers a variety of content (including original programming), and FOX Weather, which offers local, regional and national weather reporting in addition to live programming. Additionally, FOX Television Stations operates a portfolio of digital businesses, including the FLX (or FOX Local Extension) digital advertising platform and the LiveNOW from FOX, FOX Local Streams and FOX Soul FAST services, in addition to distributing its local news programming on Tubi, FOX One and across a range of third-party platforms. In June 2026, the Company announced its proposed acquisition of Roku, a transaction that will combine FOX’s leading sports, news and entertainment content and Tubi service with Roku’s leading connected TV platform, its portfolio of advertising-supported and subscription-based streaming services led by The Roku Channel, first-party data and direct relationship with more than 100 million global streaming households.
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

The following table lists the Company’s significant cable networks and the number of subscribers as estimated by Nielsen:

	As of June 30,
	2026	2025
	(in millions)
FOX News Media Networks
FOX News	55	61
FOX Business	52	60
FOX Sports Networks
FS1	55	61
FS2	39	44
The Big Ten Network	38	42
FOX Deportes	7	10
FOX News Media. FOX News Media includes the FOX News and FOX Business networks and their related properties. For over 24 consecutive years, FOX News has been the top-rated national cable news channel in Monday to Friday primetime viewing. FOX News also finished the fiscal year as the #1 cable network in Monday to Friday primetime and total day viewing among total viewers for the eleventh consecutive year. FOX Business is a business news national cable channel and was the #1 business network in business day among total viewers during fiscal 2026. FOX News also produces a weekend political commentary show, FOX News Sunday, and a 90-second daily news brief, FOX News Report, for broadcast on the FOX Television Stations and stations affiliated with the FOX Network throughout the U.S. Additionally, FOX News Audio produces news updates, podcasts and long-form programs and licenses content to local radio stations and mobile, Internet and satellite radio providers.
FS1. FS1 is a multi-sport national network that features live events, including regular season and post-season MLB games, NASCAR, college football, college basketball, the FIFA Men’s World Cup, Major League Soccer (“MLS”), the UFL, the Union of European Football Associations (“UEFA”) European Championship, UEFA Nations League, Concacaf and CONMEBOL soccer, INDYCAR and horse racing. In addition to live events, FS1 offers daily studio shows featuring key talent, including Colin Cowherd and Nick Wright, and programming from Barstool Sports.
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
FOX Soccer Plus. FOX Soccer Plus is a premium video programming network that showcases exclusive live soccer and rugby competitions, including events from FIFA, UEFA, Concacaf, Canadian Premier League, Saudi Pro League, Super Rugby League, Australian Football League and the National Rugby League.
FOX Deportes. FOX Deportes is a Spanish-language sports programming service distributed in the U.S. FOX Deportes features coverage of a variety of major sports events, including premier soccer (such as matches from Liga MX, MLS and the Saudi Pro League), the NFL, including the Thanksgiving, Christmas, NFC playoffs and Championship games, and in rotation with other NFL media partners, the Super Bowl, MLB (including regular season games, alternating between the American and National League Championship Series each year, and the All-Star and World Series games), NASCAR Cup Series, college football, INDYCAR and UFL. In addition to live events, FOX Deportes also features multi-sport news and highlight shows and daily studio programming. FOX Deportes is available to approximately 7.3 million cable and satellite households in the U.S., of which approximately 1.3 million are Hispanic.
The Big Ten Network. The Big Ten Network is a 24-hour national video programming service dedicated to the collegiate Big Ten Conference and Big Ten athletics, academics and related programming. The Big Ten

Network televises live collegiate events, including football games, regular-season and post-season men’s and women’s basketball games, and men’s and women’s Olympic events , as well as a variety of studio shows and original programming. The Big Ten Network also owns and operates B1G+, a subscription video streaming service that features live streams of non-televised sporting events, replays of televised and streamed events and a large collection of classic games and original programming. The Company owns approximately 61% of the Big Ten Network.
Digital Distribution. The Company’s cable network programming is also distributed through the FOX One direct-to-consumer subscription streaming service, FOX-branded websites, apps, podcasts and social media accounts and is licensed for distribution through MVPDs’ websites and apps. The Company’s websites and apps include FOX.com, FOXNews.com, FOXBusiness.com, FOXWeather.com, FOXSports.com, FOXDeportes.com and the FOX One, FOX News, FOX Business, FOX Weather, FOX Sports and FOX Deportes mobile apps. FOX News Media also operates direct-to-consumer services FOX Nation, an SVOD service that offers U.S. consumers a variety of content including original programming, and FOX Weather, a FAST service that offers local, regional and national weather reporting in addition to live programming. The Big Ten Network distributes live-streaming and video-on-demand programming through the B1G+ subscription video streaming service. The Company also distributes non-authenticated live-streaming and video-on-demand content, podcasts, as well as static visual content across FOX, the Big Ten Network and Big Ten branded social media and third-party video and audio platforms.
Outkick Media. The Company owns Outkick Media, a digital media company focused on the intersection of sports, news and entertainment.
FOX Latin America. FOX Latin America, which began operations in June 2025, offers sports programming to audiences in Mexico and Central America through linear television networks, the Tubi AVOD service and a direct-to-consumer subscription streaming service.
Cable Network Programming Competition
General. Cable network programming is a highly competitive business. Cable networks compete for content, distribution, viewers and advertisers with a variety of media, including broadcast television networks; cable television systems and networks; direct-to-consumer streaming and on-demand platforms and services; mobile, gaming and social media platforms; audio programming; and print and other media. Important competitive factors include the prices charged for programming, the quantity, quality and variety of programming offered, the accessibility of such programming, the ability to adapt to new technologies and distribution platforms, the quality of user experience and the effectiveness of marketing efforts. Competition for sales of advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various measurement services, price, the time of day when the advertising is to be broadcast, competition from other cable networks, broadcast networks, cable television systems, direct broadcast satellite television, social and digital media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the popularity and success of which depend on the reaction of the viewing public, which is often difficult to predict.
FOX News Media. FOX News' primary competition comes from the broadcast networks' national news divisions and cable news networks such as CNN and MS NOW. FOX Business' primary competition comes from the cable networks CNBC and Bloomberg Television. FOX News and FOX Business also compete for viewers and advertisers within a broad spectrum of television networks, including other non-news cable networks, free-to-air broadcast television networks and direct-to-consumer streaming and on-demand platforms and services. FOX News and FOX Business also face competition online from CNN.com, NBCNews.com, NYTimes.com, CNBC.com, Bloomberg.com, Yahoo.com, The Wall Street Journal Online, YouTube, social media platforms and audio and podcast networks, among others.
FOX Sports. A number of basic and pay television programming services, direct-to-consumer streaming services, and free-to-air stations and broadcast networks compete with FS1, FS2 and the Big Ten Network for sports programming rights, distribution, audiences and advertisers. On a national level, the primary competitors to FS1, FS2, and the Big Ten Network are national cable networks ESPN, ESPN2, TNT, TBS, USA Network, CBS Sports Network and The CW Network; league-owned networks such as NFL Network, NHL Network, NBA TV and MLB Network; collegiate conference-specific networks such as the SEC Network and ACC Network; and direct-to-consumer streaming services such as ESPN, YouTube, Peacock, Amazon Prime Video, Netflix,

Apple TV, Paramount+ and HBO Max, among others. In regional markets, the Big Ten Network competes with regional sports networks, local broadcast television stations and other sports programming providers and distributors.
Television
The Television segment produces, acquires, markets and distributes programming through the FOX broadcast network, the Tubi AVOD service, broadcast television stations and other digital platforms, primarily in the U.S. The segment also includes various production companies that produce content for the Company and third parties.
The FOX Network
The FOX Network is a premier national television broadcast network, renowned for disrupting legacy broadcasters with powerful sports programming and appealing primetime entertainment. The FOX Network regularly delivers 15 hours of weekly primetime programming to 209 local market affiliates, including 18 stations owned and operated by the Company, covering virtually every U.S. market, according to Nielsen. The FOX Network primetime lineup is intended to appeal primarily to the 18 to 49 year old audience, the demographic group that advertisers seek to reach most often, with particular focus on the 18 to 34 year old audience. The FOX Network has ranked among the top two networks in the 18 to 34 year old audience for the past 31 broadcast seasons. During the 2025-2026 broadcast season, the FOX Network ranked #2 in the 18 to 49 and 18 to 34 year old audiences and #2 in the male 18 to 49 and 18 to 34 year old audiences (based on Nielsen’s live+7 ratings). The median age of the FOX Network viewer is 59 years, as compared to 64 years for ABC, 63 years for CBS and 60 years for NBC.
•FOX Sports. A significant component of FOX Network programming consists of sports programming, with the FOX Network providing to its affiliates during the 2025-2026 broadcast season live coverage of the NFL, featuring America's Game of the Week, and the FIFA Men’s World Cup. The FOX Network also provides live coverage of MLB (including the post-season and the World Series), college football and basketball, MLS, the NASCAR Cup Series (including the Daytona 500), INDYCAR and the UFL. In certain years, FOX Sports broadcasts the Super Bowl and the UEFA European Championship. Effective with the 2023 NFL season, FOX Sports entered into an expanded 11-year media rights agreement with the NFL (subject to an NFL one-time termination right after the 2029 season) that extended FOX Sports' coverage of NFL games.
•FOX Entertainment. FOX Entertainment delivers high-quality scripted, unscripted, animated and live event content. FOX Entertainment primetime programming during the 2025-2026 broadcast season featured such scripted series as Doc, Best Medicine and Memory of a Killer, along with the FOX Entertainment-owned comedies Animal Control and Going Dutch; animated series, including The Simpsons, Bob's Burgers, Family Guy and American Dad; and unscripted series, such as the game show The Floor, Next Level Chef, Gordon Ramsay’s Secret Service and Kitchen Nightmares from Studio Ramsay Global (FOX’s co-owned production company with Gordon Ramsay), The Masked Singer, LEGO Masters, Special Forces: World’s Toughest Test, Farmer Wants a Wife, Fear Factor: House of Fear, Extracted and investigative report specials from FOX-owned TMZ. During the 2025-2026 broadcast season, FOX Entertainment featured the season’s top two debuts among adults 18-49 with Fear Factor: House of Fear and Memory of a Killer, along with three of the top four most watched cooking shows on television with Next Level Chef, Hell’s Kitchen and MasterChef.
The FOX Network obtains national sports programming through license agreements with professional or collegiate sports leagues or organizations, including long-term agreements with the NFL, MLB, college football and basketball conferences, NASCAR, UEFA, Concacaf and INDYCAR. Entertainment programming is obtained from major television studios, including 20th Television, Sony Pictures Television and Warner Bros. Television, and independent television production companies pursuant to license and co-production agreements. The terms of these agreements generally provide the FOX Network with the right to acquire broadcast rights to a television series for a minimum of four seasons. Entertainment programming is also provided by the Company's in-house production companies described below.
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
Tubi
Tubi is a leading AVOD service that is available on multiple digital platforms in the United States and select international regions. Tubi offers a content library of over 350,000 movies and television episodes from over 600 content partners, including every major Hollywood studio, and a growing number of new original titles. In fiscal 2026, Tubi expanded its content library through the premiere of 50 new original titles and the launch of over 20,000 creator-led episodes. Tubi also features key FOX content, such as The Masked Singer and Next Level Chef, as well as live local and national news content and sports programming. In addition to its on-demand library, Tubi offers over 340 sports, entertainment and local news linear streaming channels. These include channels featuring FOX Entertainment’s The Masked Singer, TMZ and Studio Ramsay Global’s Gordon Ramsay and feeds from over 100 local television stations (including FOX’s owned and operated stations), covering 77 DMAs and 23 of the top 25 markets. As of June 2026, Tubi is available on the vast majority of streaming platforms, including connected television devices, online at tubitv.com and on iOS and Android devices and platforms. In fiscal 2026, the service generated over 13 billion hours of total view time (the total number of hours watched) and averaged approximately 2.2% of all television viewing over the course of the year according to Nielsen’s The Gauge. Tubi enables the Company’s advertising partners to access a substantial, incremental digital audience. Tubi’s viewers are young, multicultural and highly engaged, and the majority of its audience is classified as “cord-cutters” or “cord-nevers.”
FOX Television Stations
FOX Television Stations owns and operates 29 full power broadcast television stations, which deliver broadcast network content, local news and syndicated programming to viewers in 18 local markets. These include stations located in 15 of the top 16 largest DMAs and two stations (referred to as duopolies) in each of 11 DMAs, including the three largest DMAs (New York, Los Angeles and Chicago). In two of the duopoly markets, FOX Television Stations is internally channel sharing whereby both of its stations in the market operate using a single 6 MHz channel. Of the 29 full power broadcast television stations, 18 stations are affiliated with the FOX Network. These stations leverage viewer, distributor and advertiser demand for the FOX Network’s national content. In addition, the FOX Network’s strategy to deliver fewer hours of national content than other major broadcasters benefits stations affiliated with the FOX Network, which can utilize the flexibility in scheduling to offer expanded local news and other programming that viewers covet. Our 29 stations collectively produce over 1,500 hours of local news coverage every week. For a description of the programming offered to affiliates of the FOX Network, see “—The FOX Network.” In addition, FOX Television Stations owns and operates 11 stations broadcasting programming from MyNetworkTV.
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
FOX Television Stations

	DMA/Rank	Station	Digital Channel RF (Virtual)	Type	Percentage of U.S. Television Households in the DMA (a)
New York, NY	1	WNYW	27(5)	UHF	6.1%
		WWOR-TV(b)(c)	25(9)	UHF
Los Angeles, CA*	2	KTTV	11(11)	VHF	4.6%
		KCOP-TV(b)	13(13)	VHF
Chicago, IL*	3	WFLD	24(32)	UHF	2.9%
		WPWR-TV(b)(d)	31(50)	UHF

	DMA/Rank	Station	Digital Channel RF (Virtual)	Type	Percentage of U.S. Television Households in the DMA (a)
Dallas, TX*	4	KDFW	35(4)	UHF	2.6%
		KDFI(b)	27(27)	UHF
Philadelphia, PA*	5	WTXF-TV	31(29)	UHF	2.5%
Houston, TX*	6	KRIV	26(26)	UHF	2.3%
		KTXH(b)	19(20)	UHF
Atlanta, GA*	7	WAGA-TV	27(5)	UHF	2.2%
Washington, DC*	8	WTTG	36(5)	UHF	2.1%
		WDCA(b)(e)	36(20)	UHF
San Francisco, CA*	9	KTVU	31(2)	UHF	2.0%
		KICU-TV(b)	36(36)	UHF
Tampa, FL*	11	WTVT	12(13)	VHF	1.8%
Phoenix, AZ*	12	KSAZ-TV	10(10)	VHF	1.8%
		KUTP(b)	26(45)	UHF
Seattle-Tacoma, WA*	13	KCPQ	13(13)	VHF	1.7%
		KZJO(b)	36(22)	UHF
Detroit, MI*	14	WJBK	7(2)	VHF	1.5%
Orlando, FL*	15	WOFL	22(35)	UHF	1.5%
		WRBW(b)	28(65)	UHF
Minneapolis, MN*(f)	16	KMSP-TV	9(9)	VHF	1.5%
		WFTC(b)	29(29)	UHF
Austin, TX*	32	KTBC	7(7)	VHF	0.8%
Milwaukee, WI	39	WITI(g)	31(6)	UHF	0.7%
Gainesville, FL	156	WOGX	31(51)	UHF	0.1%
TOTAL					38.7%

Source: Nielsen, January 2026

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

(g)
WITI hosts television station WVCY, Milwaukee, WI, licensed to VCY America, Inc., an unrelated third party pursuant to a channel sharing agreement between WITI Television, LLC, the predecessor in interest of FOX Television Stations and VCY America, Inc. A portion of the spectrum family licensed to WITI is now shared with and licensed to WVCY.

Digital Distribution
The Company’s Television segment also distributes programming through the FOX One direct-to-consumer subscription streaming service, FOX-branded websites, apps, podcasts and social media accounts and licenses programming for distribution through MVPDs’ websites and apps. The Company’s websites and apps, which include FOX.com, FOXSports.com and TMZ.com and the FOX One, FOX Sports and TMZ mobile apps, provide live and/or on-demand streaming of FOX Network shows and programming from broadcast stations affiliated with the FOX Network. Other digital properties offering Television segment programming and other content include Tubi and the TMZ FAST service. FOX Television Stations distributes content across websites and mobile apps associated with the stations, Tubi, a range of third-party platforms and FOX Television Station’s FAST services. These services include LiveNOW from FOX, which offers 24/7 live streaming news coverage; FOX Local Streams, a group of FAST services that offer live and recorded content from 17 FOX-owned and operated local television stations; and FOX Soul, a service dedicated to the African American viewer that features original and syndicated programming. The Company’s FAST services are distributed across multiple devices and platforms, including traditional and virtual MVPDs, Tubi, connected TV device platforms and other digital platforms.
FOX Entertainment Studios
Through its FOX Entertainment Studios business, the Company produces entertainment programming for its own traditional and digital entertainment platforms, as well as for third parties. TMZ produces daily syndicated magazine programs, broadcast and other television specials and other content for distribution on traditional and digital platforms, including FOX Television Stations, Tubi, FOX One, FOX Nation and other digital platforms. The Company also operates a co-owned production company with Gordon Ramsay called Studio Ramsay Global that develops, produces and distributes culinary and lifestyle programming such as Next Level Chef and Next Level Baker for FOX and other programs for global markets. FOX Alternative Entertainment develops and produces unscripted and alternative programming primarily for the FOX Network, including The Masked Singer and Name That Tune. Animation production company Bento Box Entertainment produces programming for cable and broadcast networks (including programming such as Krapopolis, Grimsburg, Universal Basic Guys and Bob's Burgers that air on the FOX Network) and digital platforms.
FOX Entertainment Global
FOX Entertainment Global is FOX’s wholly-owned sales and distribution business. FOX Entertainment Global engages in domestic and international sales and licenses of scripted and unscripted series and other programs owned or controlled by various FOX entities, as well as content owned by third parties that contract with FOX Entertainment Global for distribution.
Red Seat Ventures
Red Seat Ventures, acquired by FOX in 2025, is a creator-focused digital services company that partners with content creators, brands and media companies to develop digital properties.

MyNetworkTV
The programming distribution service, Master Distribution Service, Inc. (branded as MyNetworkTV), distributes two hours per night, Monday through Friday, of off-network programming from syndicators to its over 185 licensee stations, including 11 stations owned and operated by the Company, and is available to approximately 95% of U.S. households as of June 30, 2026.
Television Competition
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
Other
FOX Studio Lot
FOX owns the FOX Studio Lot in Los Angeles, California. The historic lot is located on over 50 acres of land and has over 1.8 million square feet of space for both administration and production and post-production services available to service a wide array of industry clients, including 15 sound stages, theaters and screening rooms, editing rooms and other television and film production facilities. The FOX Studio Lot also has network broadcast facilities including two live production studios, production control rooms and editing and graphic spaces. The FOX Studio Lot provides two primary revenue streams — the lease of a portion of the office space to third parties and the operation of studio facilities for third-party productions.
Credible
Credible Labs Inc. (“Credible”) operates consumer finance and insurance marketplaces in the U.S. Credible’s offerings provide consumers personalized product and rate options for a range of financial products, including student loans, personal loans, mortgages and insurance policies from multiple consumer lending and insurance providers.

FOX One
FOX One, which launched in August 2025, is the Company’s wholly-owned, direct-to-consumer subscription streaming service that offers subscribers live streaming and on-demand access to the full portfolio of FOX brands, including FOX News, FOX Sports, the FOX Network, FOX Business, FOX Weather, FS1, FS2, FOX Deportes, the Big Ten Network, FOX Television Stations and, on a bundled basis, FOX Nation and B1G+. The service is designed to attract “cord-cutters” and “cord-nevers”, expanding the reach of FOX’s programming beyond its existing footprint. FOX One leverages technology to enhance the user experience, help audiences discover and enjoy content and integrate live and on-demand content. FOX One is available to consumers as a stand-alone service and as part of bundled offerings that include other distributors and services. In addition, MVPD subscribers who receive the Company’s networks can access FOX One on an authenticated basis.
Investments
Flutter
The Company holds an equity interest in Flutter, an online sports betting and gaming company with operations in the U.S. and internationally. The Company owns approximately 4.3 million ordinary shares, which represents approximately 2.5% of Flutter as of June 30, 2026. In addition, FOX Sports holds a 10-year call option expiring in December 2030 to acquire an 18.6% equity interest in Flutter's majority-owned subsidiary, FanDuel, the exercise of which is subject to certain conditions and applicable gambling regulatory approvals. As of June 30, 2026, the option exercise price is approximately $4.7 billion. FOX has no obligation to commit capital towards this opportunity unless and until it exercises the option. In addition, Flutter cannot pursue an initial public offering for FanDuel without FOX's consent or approval from the arbitrator who presided over a FOX-Flutter arbitration in 2021 and 2022.
United Football League
Launched in January 2024, the United Football League (the “UFL”) is a professional spring football league that consists of eight teams playing a 40-game regular season schedule in addition to two playoff games and a championship game. FOX Sports and Disney/ESPN are the domestic distribution partners of the UFL games under multi-year rights agreements. As of June 30, 2026, the Company owns approximately 32.2% of the UFL.
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
Ownership Regulations. Under the FCC’s national television ownership rule, one party may own television stations with a collective national audience reach of not more than 39% of all U.S. television households, subject to the UHF discount. Under the UHF discount, a UHF television station is attributed with reaching only 50% of the television households in its market for purposes of calculating national audience reach. In June

2025, the FCC released a Public Notice seeking to refresh the record on whether to eliminate the national ownership cap. In July 2026, the FCC announced that it will vote at its August 6, 2026 Open Meeting to eliminate the 39% national audience reach television ownership cap. If adopted, the elimination of the cap would allow a broadcaster to own stations serving 100% of the country subject to traditional public interest review.
The Company is also subject to other communications laws and regulations relating to ownership. For example, FCC dual network rules prohibit any of the four major broadcast television networks — FOX, ABC, CBS and NBC — from being under common ownership or control. In addition, under the Communications Act, no broadcast station licensees may be owned by a corporation if more than 25% of the corporation’s stock is owned or voted by non-U.S. persons, their representatives or by any other corporation organized under the laws of a foreign country. This ownership limit can be waived if the FCC finds it to be in the public interest. The FCC could review the Company’s compliance with the foreign ownership regulations in connection with its consideration of FOX Television Stations’ license renewal applications. The Company’s Amended and Restated Certificate of Incorporation authorizes the Company’s Board of Directors (the “Board”) to take action to prevent, cure or mitigate the effect of stock ownership above the applicable foreign ownership threshold, including: refusing to permit any transfer of common stock to or ownership of common stock by a non-U.S. stockholder; voiding a transfer of common stock to a non-U.S. stockholder; suspending rights of stock ownership if held by a non-U.S. stockholder; or redeeming common stock held by a non-U.S. stockholder.
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
Program Regulation. The FCC also regulates the content of broadcast, cable network and other video programming. The FCC prohibits broadcasters from airing obscene material at any time and indecent or profane material between 6:00 a.m. and 10:00 p.m. The FCC also monitors compliance relating to political advertising and the use and integrity of the Emergency Alert System. In addition, FCC regulations require the closed captioning of almost all broadcast and/or cable programming, as well as certain programming in the U.S. delivered by internet protocol. Broadcast television stations in certain markets that are affiliated with one of the four major U.S. broadcast networks must also provide a certain amount of programming every quarter that includes audio-narrated description of a program’s key visual elements that make the program accessible to blind and low-vision viewers. Commercials embedded in our networks’ television content stream also must adhere to certain standards for ensuring that those commercials are not transmitted at louder volumes than our program material.
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

Spectrum Allocation. In 2020, the FCC reallocated sixty percent of a band of satellite transmission spectrum known as the “C-Band” used by the television industry to transmit programming to free up spectrum for the next generation of commercial wireless broadband services, which has reduced the availability and use of satellite transmission spectrum for the television industry. In July 2025, legislation was signed into law, directing the FCC to conduct an auction of at least 100 MHz of C-Band spectrum within two years. The FCC launched a rulemaking on the implementation of the auction and requested public comment on whether the remaining spectrum in the C-Band, be, in whole or in part, included in the auction. In July 2026, the FCC adopted a final Order that requires 160 MHz of the remaining 200 MHz C-Band spectrum to be included in the auction, with the auction to occur in 2027 and the transition of the use of the spectrum to conclude by December 2030 in the top 75 Partial Economic Areas and June 2031 for the rest of the country. The decreased availability of satellite transmission spectrum could diminish the quality of and increase interference to our transmissions, which could significantly hinder the Company’s ability to deliver its programming to broadcast affiliates and traditional MVPDs.
Broadcast Affiliation. In addition, FCC regulations govern various aspects of the agreements between networks and affiliated broadcast stations, including a mandate that television broadcast station licensees retain the right to reject or refuse network programming in certain circumstances or to substitute programming that the licensee reasonably believes to be of greater local or national importance. In November 2025, the FCC issued a Public Notice seeking comment on how market and regulatory dynamics have impacted the relationship between local television stations and national broadcast networks. We cannot predict the timing or outcome of this rulemaking or its impact on our businesses.
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
Privacy and Information Regulation
The laws and regulations governing the collection, use, retention, disclosure and transfer of personal information are complex and rapidly evolving, particularly as they relate to the Company's digital businesses. Federal and state laws and regulations affecting the Company’s digital products and services such as advertising-supported and subscription-based streaming services, websites, apps and other business activities include: the Children’s Online Privacy Protection Act, which prohibits websites and online services from collecting personally identifiable information online from children under age 13 without prior parental consent; the Video Privacy Protection Act, which prohibits the knowing disclosure of information that identifies a person as having requested or obtained specific video materials from a “video tape service provider;” the Telephone Consumer Protection Act, which restricts certain marketing communications, such as text messages and calls, without explicit consent; the Gramm-Leach-Bliley Act, which regulates the collection, handling, disclosure and use of certain personal information by companies that offer consumers financial products or services, imposes notice obligations and provides certain individual rights regarding the use and disclosure of certain information; and many state privacy laws, such as those in California and Virginia, which impose broad obligations on the collection, use, handling and disclosure of personal information, and provide certain individual rights, including the right to access, delete, correct and restrict the “sale” or “sharing” of personal information, including in connection with targeted advertising, and the right to appeal.

A number of privacy and data security bills and regulations that address the collection, retention, disclosure and use of personal information, breach notification requirements and cybersecurity that would impose additional obligations on businesses, including in connection with targeted advertising, are pending or have been adopted at the state and federal level. Certain existing and emerging privacy and AI-related laws and regulations also may impose additional obligations relating to the use of automated technologies and personal information, which could affect how the Company develops, deploys and uses AI-enabled tools. In addition, the FTC and state attorneys general and other regulators have made privacy and data security an enforcement focus. Other federal and state laws and regulations that could impact our businesses also have been or may be adopted, such as those relating to minors, tailored advertising and its measurement, and oversight of user-generated content, as well as U.S. national security restrictions regarding the transfer of certain U.S. data, such as the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons Rule issued by the U.S. Department of Justice. In addition, certain international and federal laws and all 50 states have data breach notification legislation that require businesses to notify individuals and government agencies in the event of unauthorized access or exfiltration of certain personal information.
Foreign jurisdictions also have implemented and continue to introduce new privacy and data security laws and regulations, which apply to certain of the Company’s operations. It is possible that our current data protection policies and practices may be deemed inconsistent with new legal requirements or interpretations thereof and could result in the violation of these new laws and regulations. The EU General Data Protection Regulation, in particular, regulates the collection, use and security of personal data and restricts the trans-border flow of such data. Other countries, including the United Kingdom, Canada, Australia, China and Mexico, also have enacted data protection legislation.
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
Regulation of Digital Products and Services
The Company’s digital products and services are subject to evolving federal, state and international laws and regulations governing areas including consumer protection, online safety accessibility and competition, in addition to the privacy, data security and intellectual property laws described elsewhere in this section. The scope of regulation applicable to the Company’s digital products and services may differ depending on how they are used and/or purchased. We cannot predict whether, or the extent to which, future regulatory developments could affect our digital products and services.
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
•the Dodd-Frank Wall Street Reform and Consumer Protection Act, which, among other things, imposes requirements related to mortgage disclosures; and

•federal and state licensing laws, such as the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, or “SAFE Act,” which establishes minimum standards for the licensing and regulation of mortgage loan originators and state insurance licensing laws.
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
The Company devotes significant resources to protecting its intellectual property, relying on a combination of copyright, trademark, unfair competition, patent, trade secret and other laws and contract provisions. There can be no assurance of the degree to which these measures will be successful in any given case. Policing unauthorized use of the Company’s products and services and related intellectual property is often difficult, and the steps taken by the Company may not in every case prevent the infringement. The Company seeks to limit that threat through a combination of approaches, including offering legitimate market alternatives, deploying digital rights management technologies, asserting infringement claims and by pursuing takedowns and/or monetization of Company content uploaded to the Internet by third parties without Company authorization. Piracy, including in the digital environment, continues to present a threat to revenues from products and services based on intellectual property.
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
Human Capital Resources
Our workforce is the creative, strategic and operational engine of FOX’s success, and we are committed to developing and supporting our employees by offering competitive compensation and benefits, fostering a healthy work-life balance, providing growth and development opportunities, fostering workplace civility and respect and encouraging our employees to have an impact in their communities.
As of June 30, 2026, we had approximately 10,550 full-time employees. In the ordinary course of our business and consistent with industry practice, we also employ freelance and temporary workers who provide important production and broadcast support services. The vast majority of our workforce is based in the United States, and a portion is unionized. Our most recent Employment Information Report (EEO-1) is available on our website at www.foxcorporation.com. FOX’s Corporate Social Responsibility Report, also posted on our website at www.foxcorporation.com, provides a detailed review of our human capital programs and achievements. Our key human capital initiatives include:
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
Employee Wellness and Workplace Flexibility
We believe offering our employees the tools necessary for a healthy work-life balance and overall wellness empowers them to thrive in today's workforce. FOX provides robust parental leave, workplace lactation rooms, on-site subsidized childcare for Los Angeles employees and extensive backup care for family members and pets. FOX maintains a partnership with the National Alliance on Mental Illness to provide additional mental health resources to employees, including courses on strategies to build resilience, maintain mental well-being and protect against workplace burnout.
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
Workplace Civility and Respect
Trust begins in the workplace every single day. We are committed to fostering a working environment of trust for our colleagues, in which people do their best work. Harassment, discrimination, retaliation and threats to health and safety all undermine our working environment of trust and make it harder for people to excel. Therefore, it is our policy to provide a safe work environment free from this or any other unlawful conduct. Creating and maintaining an environment free of discrimination and harassment begins at the highest leadership level of the Company and we have focused on embedding this commitment throughout our policies and practices. The FOX Standards of Business Conduct and the Preventing Harassment, Discrimination and Retaliation Policy, which are posted on our website, create our framework for addressing complaints and taking remedial measures as needed. In addition, all new hires must complete training on the Preventing Harassment, Discrimination and Retaliation Policy, as well as compliance and business ethics and existing employees must complete the training periodically.
Community Impact
Through FOX Forward, our corporate social responsibility program, we strategically invest in causes that align with our business, our employees and our audience in an effort to create positive change. Our primary areas of focus include serving veterans and active-duty military, opening educational pathways for under-resourced students and providing essential resources to communities in crisis.

ITEM 1A.    RISK FACTORS
Prospective investors should consider carefully the risk factors set forth below before making an investment in the Company’s securities.
Risks Related to the Roku Transaction
The Roku Transaction may not be completed or may be delayed if the closing conditions in the Merger Agreement are not satisfied, and the Merger Agreement may be terminated in accordance with its terms.
On June 14, 2026, FOX and Roku entered into the Merger Agreement pursuant to which Roku will become a wholly owned subsidiary of FOX. The completion of the Merger is subject to several closing conditions, including requisite FOX and Roku stockholder approvals, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of consents or approvals under certain other antitrust laws and certain investment screening laws and other customary conditions. The regulatory approval process (including if regulatory or governmental authorities seek to impose any terms, conditions, obligations or restrictions as a condition to approval) may lead to lengthy negotiations, jeopardize or delay completion of the Merger or negatively impact its anticipated benefits. The failure to satisfy all required conditions could prevent the Merger from being completed or delay its completion for a significant period of time. Such a delay could result in a failure to realize some or all of the anticipated benefits of the Merger on the expected timeline, or at all. There can be no assurance that the conditions in the Merger Agreement will be satisfied or waived or that the Merger will be consummated.
The Merger Agreement also contains customary termination rights and provides that each party is required to pay the other a termination fee of approximately $866 million if the Merger Agreement is terminated in certain circumstances, including due to a change in the recommendation of its board of directors or if the Merger is not consummated by the termination date specified in the agreement. In addition, the Company will be required to pay Roku a termination fee of approximately $1.2 billion if the Merger Agreement is terminated under certain circumstances related to the failure to obtain certain regulatory approvals or upon the entry of a permanent restraint under certain antitrust laws or investment screening laws. FOX has also agreed to reimburse Roku for up to $70 million for reasonable third-party costs and expenses incurred by Roku in connection with the Merger if the Company is unable to obtain the requisite FOX stockholder approval in connection with the transaction.
If the Transaction is significantly delayed or is not completed, it could have an adverse effect on FOX’s business, financial condition or results of operations.
Entry into the Merger Agreement could have a variety of negative impacts on FOX and the market prices of the Common Stock.
The Company is subject to a number of risks in connection with its entry into the Merger Agreement, including:
•negative reactions from the financial markets, including negative impacts on the market prices of the Common Stock;
•negative reactions from FOX’s customers, suppliers, distributors, employees, or other business partners;
•significant costs relating to the Merger, including financial advisory, legal, financing, accounting and other transaction costs and additional expenses related to combining the operations of the two companies;
•restrictions on the conduct of FOX’s business prior to completion of the Merger set forth in the Merger Agreement, including pursuing alternatives to the Merger, which could discourage a potential third party from making an alternative transaction proposal or prevent the Company from making other acquisitions or taking other actions that would have been beneficial to FOX; and
•the commitment of substantial time and resources by FOX management, which otherwise could have been directed toward the Company’s operations and pursuit of other beneficial opportunities.

If the Merger is not consummated, in addition to failing to realize it benefits, FOX may experience adverse impacts to its ongoing business, financial condition, results of operations or on the market prices of the Common Stock. For example, the Company could be subject to litigation related to a failure to complete the Merger or an enforcement proceeding seeking to require FOX to perform its obligations under the Merger Agreement. The cost of defending against such litigation and proceedings may be significant. Similarly, if there are delays in the completion of the Merger, they could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Merger.
Business uncertainties and contractual restrictions on FOX while the Merger is pending could adversely affect FOX’s business and operations.
Uncertainty regarding the completion of the Merger may cause some customers, suppliers, distributors, vendors, strategic partners and other parties to delay or defer making business decisions concerning the Company or entering into agreements with FOX, and may cause them to seek to terminate or renegotiate their existing arrangements with the Company. If this occurs, it could have an adverse impact on the Company’s business, financial condition, results of operations and cash flows or on the market prices of the Common Stock, regardless of whether the Merger is completed. The Merger Agreement also restricts the Company from making certain other acquisitions or issuing additional equity in excess of certain limitations without Roku’s prior consent, which may prevent FOX from pursuing attractive business opportunities or strategic transactions that arise prior to the completion of the Merger.
The market price of the Common Stock may decline as a result of the Merger.
The market price of the Common Stock may decline as a result of the Merger, and holders of the Common Stock, including Roku stockholders who become holders of Class A Common Stock as a result of the Merger, could lose the value of their investment in the Common Stock if, among other things, the Company is unable to achieve the expected growth in earnings, the anticipated benefits from the Merger are not realized, the transaction costs are greater than expected or any transaction-related financing is on unfavorable terms. The market price of the Common Stock also may decline if FOX does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the Merger on the Company’s business, financial condition or results of operations is not consistent with analyst expectations. The issuance of shares of Class A Common Stock in the Merger could independently have the effect of depressing the market price for the Common Stock. In addition, Roku stockholders may choose or (in the case of some stockholders such as funds with limitations on permitted stockholdings) be required to sell the Class A Common Stock they receive as a result of the Merger. Any such sales of Class A Common Stock could depress the market price for the Common Stock.
The Company or its Board of Directors may be the target of Merger-related lawsuits that result in substantial costs or delay or prevent the completion of the Merger.
Securities class action and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against or otherwise resolving these claims can result in substantial costs and divert management time and resources and an adverse judgment could result in monetary damages, which could have a negative financial impact on FOX. In addition, if a plaintiff successfully obtains an injunction prohibiting the consummation of the Merger, it could prevent the Merger from being completed on the expected timetable, or at all.
The Company may be unable to successfully integrate the businesses of FOX and Roku and realize the anticipated benefits of the Merger.
The Merger involves the integration of Roku and FOX’s businesses -- a complex, costly and time-consuming process. Many of the difficulties inherent in the process are outside FOX’s control and could result in delays, increased costs, decreases in expected revenues and diversion of management time and attention. In addition, post-closing, FOX will have significantly more systems, assets, investments, businesses, customers and employees than it did prior to the Merger, and FOX will operate new lines of business. The combined company’s success will depend in part on the Company’s ability to successfully combine the businesses and realize the anticipated benefits of the Merger.

FOX’s post-Merger indebtedness may have a significant negative impact on its business, financial condition or results of operations.
FOX is incurring a significant amount of debt in connection with the Merger, which could have significant consequences, including: increasing the Company’s vulnerability to adverse changes in economic or industry conditions; reducing its ability to effectively compete and respond to business or industry changes; creating competitive disadvantages compared to companies with lower debt levels; increasing FOX’s borrowing costs and requiring it to dedicate a greater amount of cash to debt payments at the expense of operating needs, capital expenditures, strategic initiatives or general corporate purposes; limiting the Company’s ability to return capital to stockholders; and impeding its ability to borrow additional funds in the future. Additionally, rating agencies may take negative actions against FOX’s credit ratings because of the Merger, which would increase its borrowing costs. Following completion of the Merger, if the Company is required to arrange additional financing or refinancing for working capital, capital expenditures, acquisitions, or other general corporate purposes, its ability to do so will depend on many factors, including market conditions and other factors beyond its control. There can be no assurance that FOX will be able to arrange additional financing or refinancing on acceptable terms or at all.
Risks Related to Macroeconomic Conditions, Our Business and Our Industry
Changes in consumer behavior and evolving technologies and distribution platforms and offerings continue to challenge existing business models and may adversely affect the Company's business, financial condition or results of operations.
The ways in which consumers view content and technology and business models in our industry continue to rapidly evolve. New distribution platforms and offerings, increased competition from new entrants and emerging technologies have added to the complexity of maintaining predictable revenue streams. Technological advancements have driven changes in consumer behavior as consumers now have more control over when, where and how they consume content and have increased advertisers' options for reaching their target audiences. Consumer preferences have evolved toward direct-to-consumer offerings such as SVOD, AVOD and FAST services, as well as connected TV devices and operating systems and gaming and other consoles. An increasing number of FAST services and SVOD services that have introduced advertising-supported tiers has intensified competition for digital advertising and may continue to do so in the future. In addition, the increasing use of time-shifting and advertising-skipping technologies that enable viewers to fast-forward or circumvent advertisements impacts the attractiveness of the Company's programming to advertisers and may adversely affect its advertising revenues. Other new technological developments, such as the development and use of generative AI, including large language model applications, are rapidly evolving and increasingly being incorporated into business operations and content generation, and AI may be used in ways that could reduce demand for our content, products and services. The advantages and risks associated with the use of generative AI are largely uncertain.
Changes in consumer behavior and technology have also had an adverse impact on MVPDs that deliver the Company's broadcast and cable networks to consumers. Consumers’ increasing viewership through direct-to-consumer offerings has contributed to industry-wide declines in subscribers to MVPD services over the last several years. These declines are expected to continue and possibly accelerate in the future. If consumers increasingly favor alternative offerings over MVPD subscriptions, the Company may continue to experience a decline in viewership and demand for the programming on its networks. The Company’s distribution and advertising revenues have been negatively impacted by these trends, and these negative effects could continue and accelerate in the future. Changing distribution models may also negatively impact the Company's ability to negotiate affiliation agreements on favorable terms, which could have an adverse effect on its business, financial condition or results of operations. Our distribution and advertising revenues also may be adversely affected by consumers' use of antennas (and their integration with set-top boxes or other consumer devices) to access broadcast signals to avoid subscriptions.
To remain competitive in this evolving environment, the Company must effectively anticipate and adapt to new market changes. The Company continues to focus on investing in and expanding its digital distribution offerings and direct engagement with consumers, including through Tubi, the FOX One direct-to-consumer subscription streaming service, FOX Nation, FOX Weather and other offerings. However, if the Company fails to effectively safeguard and monetize the value of its content while responding to and developing new technologies and business models to take advantage of, technological developments and consumer preferences, it could have a significant adverse effect on the Company's business, financial condition or results of operations.
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
The evolution of consumer preferences toward direct-to-consumer streaming offerings and other digital products and the increasing number of entertainment choices has intensified audience fragmentation and reduced viewership through traditional linear distribution models. This has caused ratings and viewership declines for television networks, including some of our networks. These changes have also given rise to new ways of purchasing advertising, as well as a general shift in advertising expenditures toward streaming and other digital offerings, some of which may not be as beneficial to us as traditional advertising methods. In addition, increased digital advertising available in the marketplace due to the proliferation of advertising-supported direct-to-consumer offerings has intensified, and may continue to intensify, competition for viewers and advertising. The use of AI tools in advertising technology also is becoming more prevalent and if our competitors are able to adopt the use of these tools more effectively than we are, it could negatively impact our advertising revenues. Periods of economic weakness also could accelerate industry-wide shifts in advertising expenditures from linear to digital advertising. There can be no assurance that we can successfully navigate the evolving digital advertising market or that the digital advertising revenues we generate will offset the declines in advertising revenues generated by our traditional linear networks.
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
Advertising sales also largely depend on audience measurement and could be negatively affected if measurement methodologies do not accurately reflect actual viewership levels. Although Nielsen’s statistical sampling method is the primary measurement methodology used for our linear television advertising sales, we measure and monetize our digital platforms based on a combination of internal and third-party data, including demographic composite estimates. The industry is transitioning to a multiplatform measurement environment in an effort to more completely measure viewership and advertising across linear and digital platforms, but has not yet established a consistent, broadly accepted measure of multiplatform audiences. Although we expect multiplatform measurement innovation and standards to benefit us as the advertising market continues to evolve and are actively working to improve our internal measurement capabilities, we are still largely dependent on third parties to provide these solutions. In addition, measurement providers may change their methodologies, data sources and panel/“big data” mixes, which could result in a discontinuation of or volatility in reported ratings and audience metrics (including declines in reported ratings) that may not correspond to actual changes in audience behavior. Declines in advertising revenues may also be caused by regulatory intervention or other third-party action that impacts where and when advertising may be placed. If negative impacts on advertising revenues continue or accelerate, they could have a material adverse effect on the Company's business, financial condition or results of operations.

Because the Company derives a significant portion of its revenues from a limited number of distributors, the failure to enter into or renew affiliation and carriage agreements on favorable terms, or at all, could have a material adverse effect on the Company’s business, financial condition or results of operations.
The Company depends on affiliation and carriage arrangements that enable it to reach a large percentage of households through MVPDs and third party-owned television stations. There can be no assurance that these agreements will be renewed in the future, or renewed on favorable terms, including terms related to pricing, programming tiers and bundles and the types of rights we grant distributors. The inability to enter into or renew MVPD arrangements on favorable terms, or at all, or the loss of carriage on MVPDs’ most widely distributed programming tiers or their targeted, genre-focused programming tiers (sometimes referred to as “skinny bundles”) could reduce the distribution of the Company’s owned and operated television stations and broadcast and cable networks, which could adversely affect the Company’s distribution revenues and its ability to sell national and local advertising time. The loss of favorable MVPD packaging, positioning, pricing or other marketing opportunities could also negatively impact the Company’s distribution revenues. Consolidation among MVPDs, their increased vertical integration into the cable or broadcast network business or their use of alternative technologies to offer their subscribers access to local broadcast network programming could increase their negotiating leverage. Competitive pressures faced by MVPDs, particularly in light of evolving consumer viewing patterns and distribution models, could adversely affect the terms of our contract renewals with MVPDs. In addition, our strategic initiatives could negatively impact our ability to renew our MVPD agreements on terms that are favorable to all our networks. If the Company and an MVPD reach an impasse in contract renewal negotiations, the Company's networks and owned and operated television stations could become unavailable to the MVPD’s subscribers (i.e., “go dark”), which, depending on the length of time and the size of the MVPD, could have a negative impact on the Company's distribution and advertising revenues.
The Company also depends on the maintenance of affiliation agreements and license agreements with third party-owned television stations to distribute the FOX Network and MyNetworkTV in markets where the Company does not own television stations. Consolidation among television station group owners could increase their negotiating leverage and reduce the number of available distribution partners. There can be no assurance that these affiliation and license agreements will be renewed in the future on terms favorable to the Company, or at all. The inability to enter into affiliation or licensing arrangements with third-party owned television stations on favorable terms could reduce distribution of the FOX Network and MyNetworkTV and the inability to enter into such affiliation or licensing arrangements for the FOX Network on favorable terms could adversely affect the Company's distribution revenues and its ability to sell national advertising time.
In addition, the Company has arrangements through which it makes its content available for viewing through third-party online video platforms. If these arrangements are not renewed on favorable or commercially reasonable terms or at all, it could adversely affect the Company's revenues and results of operations.
If the number of subscribers to MVPD services continues to decline or such declines accelerate, the Company’s distribution and advertising revenues could be negatively affected.
As described above, changes in technology and consumer behavior have contributed to industry-wide declines in the number of subscribers to MVPD services over the last several years, which have had a negative impact on the number of subscribers to the Company’s networks. These industry-wide subscriber declines are expected to continue and possibly accelerate in the future. The majority of the Company’s affiliation agreements with MVPDs are multi-year contracts that provide for payments to the Company that are based in part on the number of MVPD subscribers covered by the agreement. If declines in the number of MVPD subscribers are not fully offset by affiliate rate increases, the Company’s distribution revenues will be negatively affected. Because MVPD subscriber losses could also decrease the potential audience for the Company’s networks, which is a critical factor affecting both the pricing and volume of advertising, future MVPD subscriber declines could also adversely impact the Company’s advertising revenues.
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
The composition of our competitors has evolved in recent years with the entrance of new participants, including companies in adjacent sectors with significant financial, marketing and other resources, greater efficiencies of scale, fewer regulatory burdens and more competitive pricing. Additionally, new technological developments, including the development and use of generative AI technologies, including large language model applications, are rapidly evolving. If our competitors gain an advantage by using such technologies to create, market, target or distribute content more efficiently or effectively, our ability to compete effectively could be adversely impacted. Our competitors also include companies with interests in multiple media and entertainment businesses that are vertically integrated. The media and entertainment industry is undergoing a period of rapid and significant change, with several transformative transactions that may further complicate the competitive environment. Industry consolidation and alliances among industry participants have also increased, and may continue to do so, intensifying competitive pressures.
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
Programming distribution is a speculative business since the revenues derived from the distribution of content depend primarily on its acceptance by the public, which is difficult to predict. Low public acceptance of the Company's content will adversely affect the Company’s results of operations. The commercial success of our programming also depends on the quality and acceptance of other competing programming, the growing number of alternative forms of entertainment and leisure activities, general economic conditions and their effects on consumer spending and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Moreover, we must often invest substantial amounts in programming and the acquisition of sports rights before we learn the extent to which the content will earn consumer acceptance and, as described below, competition for popular content, particularly sports and entertainment programming, is intense. A decline in the ratings or popularity of the Company’s news, sports or entertainment programming or the Company's failure to obtain or retain rights to popular content could adversely affect the Company’s advertising revenues in the near term and, over a longer period of time, its distribution revenues.
Our business depends on the popularity of special sports events and the continued popularity of the sports leagues and teams for which we have programming rights.
Our sports business depends on the popularity and success of the sports franchises, leagues and teams for which we have acquired broadcast and cable network programming rights. If a sports league declines in popularity or fails to generate fan enthusiasm, this may negatively impact our sports programming viewership and advertising and distribution revenues. Our operating results may be impacted in part by special events, such as the NFL’s Super Bowl, which is broadcast on the FOX Network on a rotating basis with other networks, and the FIFA World Cup, which occurs every four years, and other regular and post-season sports events that air on our networks. Our advertising and distribution revenues are subject to fluctuations based on the dates of sports events and their availability for viewing on our networks and the popularity of the competing teams. For example, any decrease in the number of post-season games played in a sports league for which we have acquired broadcast programming rights, or the participation of a smaller-market sports franchise in post-season competition could result in lower advertising revenues for the Company. There can be no assurance that any sports league will continue to generate fan enthusiasm or provide the expected number of regular and post-season games for advertisers and customers, and the failure to do so could result in a material adverse effect on our business, financial condition or results of operations. A shortfall in the expected popularity of the sports events for which the Company has acquired rights or in the volume of sports programming the Company expects to distribute could adversely affect the Company’s advertising revenues in the near term and, over a longer period of time, its distribution revenues.
The inability to renew programming rights, particularly sports programming rights, on sufficiently favorable terms, or at all, could cause the Company’s advertising and distribution revenues to decline significantly in any given period or in specific markets.
We enter into long-term contracts for both the acquisition and distribution of media programming and products, including contracts for the acquisition of programming rights for sports events and other content, and contracts for the distribution of our programming to content distributors. Programming rights agreements, retransmission consent agreements, carriage contracts and affiliation agreements have varying durations and renewal terms that are subject to negotiation with other parties, the outcome of which is unpredictable. The next significant sports programming rights package that is up for renewal is the FIFA World Cup package. The negotiation of programming rights agreements for popular licensed programming, and popular licensed sports programming in particular, is complicated by the intensity of competition for these rights.
An increasing number of companies bidding for sports programming in recent years has also driven increases in the cost of such programming. Moreover, the value of these agreements may be negatively affected by factors outside of our control, such as league agreements and decisions to alter the number, frequency and timing of regular and post-season games played during a season. We may be unable to renew existing, or enter into new, programming rights agreements on terms that are favorable to us and we may be outbid by third parties and therefore unable to obtain the rights at all. The loss of rights or renewal on less favorable terms could negatively impact the quality or quantity of our programming, in particular our sports programming, and could adversely affect our advertising and distribution revenues. These revenues could also be negatively impacted if we do not obtain exclusive rights to the programming we distribute. Our results of operations and cash flows over the term of a sports programming agreement depend on a number of factors, including the strength of the advertising market, our audience size, the timing and amount of our rights payments and our ability to secure distribution from and impose surcharges or obtain carriage on MVPDs for the content. If escalations in programming rights costs (together with our production and distribution costs) are not offset by increases in advertising and distribution revenues, our results of operations could be adversely affected.

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
We have acquired and invested in, and expect to continue acquiring and investing in, new businesses, products, services, technologies and other strategic initiatives to complement, enhance or expand our current businesses or otherwise offer us growth opportunities. Such acquisitions and investments may involve significant risks and uncertainties, including insufficient revenues from an investment to offset any new liabilities assumed and expenses associated with it; failure to perform as expected, meet financial projections, achieve strategic goals or further develop an acquired business, product, service or technology; unidentified issues not discovered in our due diligence that could cause us to not realize anticipated benefits or to incur unanticipated liabilities; difficulties in integrating the operations, personnel, technologies and systems of acquired businesses; the potential loss of key employees or customers of acquired businesses; the diversion of management attention from current operations; and legal and regulatory limitations. Additionally, strategic initiatives may cause potential disruption to our business and operations or unanticipated challenges to or loss of our relationships with new or existing advertisers, distributors, viewers and others with whom we do business; and delays in or the cancellation of announced transactions or initiatives may occur. Because acquisitions, investments and strategic initiatives are inherently risky and their anticipated benefits or value may not materialize, they may adversely affect our business, financial condition or results of operations.
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
In addition, our networks have programming rights agreements of varying scope and duration with various sports leagues to broadcast and produce sports events, including certain college football and basketball, NFL and MLB games. Any labor disputes that occur in any such league (such as any dispute following the expiration of the MLB collective bargaining agreement in December 2026) may preclude us from airing or otherwise distributing scheduled games or events, resulting in decreased revenues, which could adversely affect our business, financial condition or results of operations.
The Company has recognized, and could continue to recognize, asset impairment charges for goodwill, intangible assets, programming and other assets and investments.
The Company performs an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets, including FCC licenses. The Company also continually evaluates whether current factors or indicators, such as the prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets, as well as other long-lived assets. Any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of our programming could lead to a downward revision in the fair value of certain reporting units. The Company holds investments in marketable and non-marketable equity securities. These investments are recorded either at fair value and measured on a recurring basis based on quoted prices in active markets or on a non-recurring basis whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The occurrence of certain events or circumstances has resulted in, and could continue to result in, a downward revision in the fair value of a reporting unit, indefinite-lived intangible assets, programming rights, investments or long-lived assets that could result in a non-cash impairment charge. Any such charge could be material to the Company’s reported net earnings in a given reporting period. During fiscal 2025 and 2026, in connection with the Company’s annual impairment assessments, the Company recorded non-cash impairment charges for intangible assets of approximately $70 million and approximately $64 million, respectively, at the Television segment primarily related to FCC licenses. See Note 2, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements included in this Form 10-K for further discussion.
Risks Relating to Cybersecurity, Piracy, Privacy and Data Protection
The degradation, failure or misuse of the Company’s network and information systems and other technology could cause a disruption of services or improper disclosure of personal data or other confidential information, resulting in increased costs, liabilities or loss of revenue.
Cloud services, content delivery and other networks, information systems and other technologies that we or our vendors or other partners use, including AI-enabled technologies and technology systems used in connection with the production and distribution of our content (the “Systems”), are critical to our business activities, and shutdowns or disruptions of, and cybersecurity attacks on, the Systems pose increasing risks. Disruptions to the Systems, such as computer hacking and phishing, theft, computer viruses, ransomware, worms or other destructive software, process breakdowns, denial of service attacks or other malicious activities, as well as power outages, natural or other disasters (including extreme weather), human error, terrorist and/or nation state-sponsored activities and insider threats (including actions by persons linked to hostile foreign governments and/or organized criminal groups), may affect the Systems and could result in disruption of our services, misappropriation, misuse, alteration, theft, loss, leakage, falsification and accidental or premature release or improper disclosure of confidential or other information, including intellectual property and personal data (of third parties, employees and users of our streaming services and other digital properties) contained on the Systems. The techniques used to access, disable or degrade service or sabotage systems change frequently and continue to become more sophisticated and targeted, and the increasing use of AI may intensify cybersecurity risks and the volume of attacks. In addition, ongoing tensions with China, North Korea, Russia and other nation states, conflicts in the Middle East and Europe, and other geopolitical events may lead to cyberattacks or other actions that could lead to a disruption of services, improper disclosure of personal data or other confidential information, or otherwise negatively impact the Systems (including supply chain disruption and attacks). The Company’s high-profile sports and entertainment programming and its extensive news coverage of elections, sociopolitical events and public controversies subject us to heightened cybersecurity risks. From time to time, the Company experiences cybersecurity threats and attacks. Although no cybersecurity incident has been material to the Company’s businesses to date, we expect to continue to be subject to cybersecurity threats and attacks and there can be no assurance that we will not experience a material incident. Any cybersecurity incidents could result in a disruption of our operations, customer or advertiser dissatisfaction, damage to our reputation or brands, regulatory investigations, claims, lawsuits or loss of customers or revenue, and the Company may also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and may be required to expend significant resources to defend, remedy and/or address any incidents. While we and our vendors and partners continue to develop, implement and maintain security measures seeking to identify and mitigate cybersecurity risks, including unauthorized access to or misuse of the Systems, such efforts are costly, require ongoing monitoring and updating and may not be successful in preventing these events from occurring. In addition, the Company’s recovery and business continuity plans may not be adequate to address any cybersecurity incidents that occur, and the Company may not have adequate insurance coverage to compensate it for any losses that may occur.
Technological developments may increase the threat of content piracy and signal theft and limit the Company’s ability to protect its intellectual property rights.
Content piracy and signal theft present a threat to the Company’s revenues from products and services, including television shows, cable and other programming. The Company seeks to limit the threat of content piracy as well as cable and direct broadcast satellite programming signal theft; however, policing unauthorized use of the Company’s products and services and related intellectual property is often difficult and the steps taken by the Company may not in every case prevent infringement. Although no content theft has been material to the Company’s businesses to date, we expect to continue to be subject to content threats and there can be no assurance that we will not experience a material incident. Developments in technology increase the threat of content piracy by making it easier to create, access, duplicate, widely distribute, display and store high-quality pirated material. These developments include recent advances in AI and large language model applications, digital copying, file compression technology, growing penetration of high-bandwidth Internet connections, increased availability and speed of mobile data networks and new devices and applications that enable unauthorized access to content. In addition, developments in software or devices that circumvent encryption technology and the falling prices of devices incorporating such technologies increase the threat of unauthorized use and distribution of direct broadcast satellite programming signals and distribution to MVPDs with set-top boxes, and the proliferation of user-generated content sites and live and stored video streaming sites that deliver unauthorized copies of copyrighted content may adversely impact the Company’s businesses. The proliferation of unauthorized reproduction, display, distribution and/or use of the Company’s content could have an adverse effect on the Company’s businesses and profitability because it reduces the revenue that the Company could potentially receive from the legitimate sale and distribution of its products and services. The legal landscape for new technologies remains uncertain, and legal developments in this area could negatively impact the Company’s ability to deploy new technologies or its ability to protect against uses of FOX’s proprietary content by unauthorized third parties, including generative AI developers. The Company’s use or adoption of such new technologies may also increase the Company’s exposure to intellectual property claims and further increase its enforcement costs.
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
We are subject to U.S. federal and state laws and regulations, as well as those of other countries, relating to the collection, use, disclosure and security of personal information. The number and complexity of these laws and regulations continues to increase. For example, many states have passed legislation imposing broad obligations on businesses’ collection, use, handling and disclosure of personal information of their respective residents and imposing fines for noncompliance. In addition, the E.U., the U.K. and other countries have privacy and data security legislation with significant penalties for violations that apply to certain of the Company’s operations. New privacy and data protection laws and regulations, including in connection with children and teens, continue to be introduced and interpretations of existing privacy laws and regulations, some of which may be inconsistent with one another, continue to evolve. As a result, significant uncertainty exists as to their application and scope. Compliance with these laws and regulations may be costly and could require the Company to change its business practices, including in connection with the use of AI-enabled technologies and data-driven targeted advertising. Although the Company expends significant resources to comply with data privacy and protection laws, we have been and may continue to be subject to legal claims and may be subject to regulatory action despite these efforts. Any such actions could result in damage to our reputation or brands, loss of customers or revenue, and other negative impacts to our operations. The Company may also be subject to liability under relevant contractual obligations and may be required to expend significant resources to defend, remedy and/or address any claims. The Company may not have adequate insurance coverage to compensate it for any losses that may occur. For more information, see Item 1, “Business – Government Regulation – Privacy and Information Regulation.”
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
The Company uses satellite systems to transmit its broadcast and cable networks to affiliates. The distribution facilities include communications satellites, uplinks, downlinks and studio and transmitter facilities. Transmissions may be disrupted or degraded as a result of local disasters, extreme weather, power outages, terrorist attacks, cyberattacks or other events that impair on-ground uplinks or downlinks or studio and transmitter facilities, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, failure to secure alternate distribution facilities in a timely manner could have a material adverse effect on the Company’s business and results of operations. In the event of a business disruption of the Company’s television station and cable network studio and transmitter facilities, a failure to restore such facilities in a timely manner could have a material adverse effect on the Company’s businesses and results of operations. In recent years, the FCC has reallocated a large portion of satellite transmission spectrum known as the “C-Band” used by the television industry to transmit programming to free up spectrum for the next generation of commercial wireless broadband services. This has reduced the availability and use of satellite transmission spectrum for the television industry, and the FCC is reallocating additional spectrum in the future. For more information, see Item 1, “Business – Government Regulation – The Communications Act and FCC Regulation.” The decreased availability of satellite transmission spectrum could diminish the quality of and increase interference to our transmissions, which could significantly hinder the Company’s ability to deliver its programming to broadcast affiliates and traditional MVPDs.
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
From time to time, we are subject to various legal proceedings (including class action and individual lawsuits, administrative complaints, regulatory investigations and arbitration proceedings), involving claims relating to, among other things, competition, intellectual property rights, employment and labor matters, personal injury and property damage, free speech, data privacy and protection, regulatory requirements and advertising, marketing and selling practices. See Note 14, “Commitments and Contingencies,” to the accompanying consolidated financial statements included in this Form 10-K for a discussion of certain of these matters. The Company has incurred significant expenses defending against the defamation and disparagement matters described in Note 14, including the payment of approximately $800 million to settle the Dominion matter and a related lawsuit in April 2023.
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
Certain provisions of the Company’s Amended and Restated Certificate of Incorporation, Amended and Restated By-laws, Delaware law and the ownership of the Company’s Common Stock by LGC Holdco, LLC may discourage takeovers and the concentration of ownership will affect the voting results of matters submitted for stockholder approval.
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
In addition, all of the shares of FOX Class A Common Stock and the majority of the shares of FOX Class B Common Stock formerly held by the Murdoch Family Trust have been transferred to LGC Holdco, a Delaware limited liability company owned by certain Murdoch family trusts (collectively, the “LGC Family Trusts”). LGC Holdco beneficially owns less than one percent of the outstanding FOX Class A Common Stock and approximately 38.8% of the FOX Class B Common Stock. The voting and disposition of the shares of FOX Class A Common Stock and FOX Class B Common Stock held by LGC Holdco is, subject to certain limited exceptions, decided solely by a managing director of LGC Holdco’s sole manager who is appointed, and may be replaced, by Lachlan K. Murdoch. As a result, Lachlan K. Murdoch may be deemed the beneficial owner of the shares owned by LGC Holdco. Lachlan K. Murdoch, however, disclaims beneficial ownership of such shares.
This ownership concentration of FOX Class B Common Stock by LGC Holdco and associated concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, such ownership concentration increases the likelihood that proposals submitted for stockholder approval that are supported by LGC Holdco will be adopted and proposals that are not supported by LGC Holdco will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of FOX Class B Common Stock. LGC Holdco’s interests may be different from, or conflict with, the interests of the Company’s other stockholders and, as a result, this concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company and may negatively affect the market price of its common stock.
The Board has approved a $12 billion stock repurchase program for the FOX Class A common stock and FOX Class B common stock, which has and in the future could increase the percentage of FOX Class B Common Stock held by LGC Holdco. The Company has entered into a stockholders agreement with LGC Holdco and the LGC Family Trusts pursuant to which the parties have agreed not to take actions that would result in LGC Holdco and the LGC Family Trusts owning, collectively with Lachlan K. Murdoch and certain of his family members (collectively, the “Murdoch Individuals”), more than 44% of the outstanding voting power of the shares of FOX Class B Common Stock (the “Ownership Threshold”). LGC Holdco and the LGC Family Trusts would forfeit votes to the extent necessary to ensure that they and the Murdoch Individuals collectively do not exceed the Ownership Threshold, except where a Murdoch Individual votes his or her own shares differently from the others on any matter.
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
•    cybersecurity tools that assist with the automation and orchestration of security alert response based on the relative risk; and
•     threat intelligence sharing relationships with industry partners, peers and government agencies, as needed and appropriate.
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
The CISO is in regular communication with senior management regarding cybersecurity matters and provides frequent routine (generally weekly) updates to the Company’s Executive Chair and Chief Executive Officer, Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”), CTO and Chief Legal and Policy Officer. As part of the Company’s incident response plan process, cybersecurity risk events of a certain criteria are communicated in a timely manner to the Company’s incident response governing body, which is comprised of members of senior management, including the COO, CTO and CFO. The Company tests the effectiveness of the incidence response plan and assesses its response capabilities by conducting executive tabletop exercises involving detailed topical cybersecurity scenarios with these executives, as well as technical tabletop exercises including technical and operational personnel. The Company also has processes in place that are designed to ensure that decisions regarding public disclosure and reporting of cybersecurity incidents can be made in a timely manner.
The Company’s Board has an active role, as a whole and at the committee level, in overseeing the management of the Company’s risks. The Audit Committee of the Board is responsible for (i) overseeing the Company’s policies and practices with respect to risk assessment and risk management, including with respect to cybersecurity and the use of AI, (ii) overseeing the Company’s financial and other major risk exposures and the steps taken to monitor and control them and (iii) providing guidance to the Board on such matters.
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
ITEM 2.    PROPERTIES
FOX owns the FOX Studio Lot in Los Angeles, California. The historic lot is located on over 50 acres of land and has over 1.8 million square feet of space for both administration and production/post-production services available to service FOX and a wide array of industry clients, including 15 sound stages, theaters and screening rooms, editing rooms and other television and film production facilities. The FOX Studio Lot provides two primary revenue streams — the lease of a portion of the office space to third parties and the operation of studio facilities for third-party productions.
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
ITEM 3.    LEGAL PROCEEDINGS
See Note 14—Commitments and Contingencies to the accompanying Consolidated Financial Statements of FOX under the heading “Legal and Other Contingencies” for a discussion of the Company’s legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Fox Corporation’s Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), are listed and traded on The Nasdaq Global Select Market (“Nasdaq”) under the symbols “FOXA” and “FOX,” respectively. As of June 30, 2026, there were approximately 11,700 holders of record of shares of Class A Common Stock and approximately 2,400 holders of record of shares of Class B Common Stock.
We expect to continue to pay semi-annual dividends, although each dividend is subject to approval by the Company’s Board of Directors (See Note 11—Stockholders’ Equity to the accompanying Consolidated Financial Statements under the heading “Dividends”).
Below is a summary of the Company’s repurchases of its Class A Common Stock and Class B Common Stock during fiscal 2026:

	Total number of shares purchased(a)	Average price paid per share(b)	Approximate dollar value of shares that may yet be purchased under the program(b)(c)
			(in millions)
Total first quarter fiscal 2026
Class A Common Stock	4,236,270	$59.01
Class B Common Stock	—	—
Total second quarter fiscal 2026
Class A Common Stock(d)	9,388,156	79.89
Class B Common Stock(d)	10,878,803	73.54
Total third quarter fiscal 2026
Class A Common Stock(d)	2,718,531	18.38
Class B Common Stock(d)	3,552,249	14.08
Total fourth quarter fiscal 2026
Class A Common Stock	805,714	61.76
Class B Common Stock	901,209	55.48
Total fiscal 2026
Class A Common Stock(d)	17,148,671	64.13
Class B Common Stock(d)	15,332,261	58.70
	32,480,932		$3,400

(a)	The Company has not made any purchases of Common Stock other than in connection with the publicly announced stock repurchase program described below.
(b)	These amounts exclude any fees, commissions, excise taxes or other costs associated with the share repurchases.
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

(d)
In October 2025, in connection with the stock repurchase program, the Company entered into an accelerated share repurchase (“ASR”) agreement in which the Company paid a third-party financial institution $700 million and $800 million and received initial deliveries of approximately 8.5 million and 10.9 million shares of Class A Common Stock and Class B Common Stock, respectively, representing 80% of the value of such payments in shares, calculated at a price of $65.51 and $58.83 per share, respectively. Upon final settlement of the ASR, the Company received final deliveries of approximately 1.8 million shares of Class A Common Stock in February 2026 and 2.6 million shares of Class B Common Stock in March 2026. The number of shares received upon final settlement were determined using a price of $67.36 and $59.39 per share of the Class A Common Stock and Class B Common Stock, respectively (the volume-weighted average market price of the Common Stock on the Nasdaq during the term of the ASR agreement less a discount, less the initial deliveries) (See Note 11—Stockholders’ Equity to the accompanying Consolidated Financial Statements under the heading “Stock Repurchase Program”).

In total, the Company repurchased approximately 32 million shares of Common Stock for approximately $2 billion during fiscal 2026.
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
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred either during the fiscal year ended June 30, (“fiscal”) 2026 or early fiscal 2027 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for fiscal 2026 and 2025. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for fiscal 2026 and 2025, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of June 30, 2026. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
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
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 as filed with the SEC on August 6, 2025 for management’s discussion and analysis of our financial condition and results of operations for fiscal 2024, including comparison to fiscal 2025.
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
The Company’s Cable Network Programming and Television segments derive the majority of their revenues from distribution fees for the transmission of content and advertising sales. For fiscal 2026, the Company generated revenues of $17 billion, of which approximately 47% was generated from distribution revenue, approximately 43% was generated from advertising, and approximately 10% was generated from other operating activities.
Distribution revenue primarily includes (i) monthly subscriber-based license and retransmission consent fees paid by programming distributors that carry the Company’s cable networks and owned and operated television stations, (ii) fees received from non-owned and operated television stations that are affiliated with the FOX Network and (iii) monthly or annual subscription fees for the right to access and stream content on the Company’s direct-to-consumer streaming services. U.S. law governing retransmission consent provides a mechanism for the television stations owned by the Company to seek and obtain payment from MVPDs that carry the Company’s broadcast signals.
Advertising revenue primarily includes (i) sales of commercial time within the Company’s network programming and (ii) sales of advertising on the Company’s owned and operated television stations and various digital properties.
For more information, see Item 1. “Business” and Item 1A. “Risk Factors.”
Roku Transaction
On June 14, 2026, the Company and Roku, Inc. (“Roku”) entered into a definitive agreement (the “Merger Agreement”) under which the Company has agreed to acquire Roku for a combination of cash and FOX Class A Common Stock (the “Roku Transaction” or the “Merger”). Upon the terms and subject to the conditions of the Merger Agreement, FOX will pay $96.00 in cash and 0.9693 shares of FOX Class A Common Stock for each share of Roku Class A Common Stock and Roku Class B Common Stock outstanding immediately prior to the effective time of the merger. The exchange ratio is fixed and will not be adjusted. Following the completion of the Merger, Roku will be a wholly-owned subsidiary of FOX.
Each of the Boards of Directors of FOX and Roku have unanimously approved the transaction, which is also subject to requisite approval by FOX and Roku stockholders, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of consents or approvals under certain other antitrust laws and certain investment screening laws and other customary conditions. The Merger Agreement contains customary termination rights and provides that each party will be required to pay the other party a termination fee of approximately $866 million if the Merger Agreement is terminated in certain circumstances, including due to a change in the recommendation of its board of directors. In addition, FOX will be required to pay Roku a termination fee of approximately $1.2 billion if the Merger Agreement is terminated under certain circumstances related to the failure to obtain certain regulatory approvals or upon the entry of a permanent restraint under certain antitrust laws or investment screening laws. FOX has also agreed to reimburse Roku for up to $70 million for reasonable third-party costs and expenses incurred by Roku in connection with the transaction if FOX is unable to obtain the required approval of its Class B Common stockholders of the issuance of FOX Class A Common Stock in connection with the transaction.
The Company expects to fund the cash portion of the Merger consideration with a combination of debt and cash on hand. In connection with the Merger Agreement, in June 2026, the Company entered into a commitment letter under which the lenders provided $12.0 billion of commitments ($11.0 billion of which is available as of June 30, 2026) to provide senior unsecured bridge loans (the “Bridge Facility”) and a term loan credit agreement under which the lenders committed to provide a $1.0 billion senior unsecured term loan facility (the “Term Loan Facility”) (See Note 9—Borrowings to the accompanying Financial Statements).
RESULTS OF OPERATIONS
Results of Operations—Fiscal 2026 versus Fiscal 2025
The following table sets forth the Company’s operating results for fiscal 2026, as compared to fiscal 2025:

	For the years ended June 30,
	2026	2025	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Distribution	$8,058	$7,780	$278	4%
Advertising	7,339	6,865	474	7%
Content and Other	1,729	1,655	74	4%
Total revenues	17,126	16,300	826	5%
Operating expenses	(10,853)	(10,518)	(335)	(3)%
Selling, general and administrative	(2,367)	(2,168)	(199)	(9)%
Depreciation and amortization	(410)	(385)	(25)	(6)%
Restructuring, impairment and other corporate matters	(151)	(350)	199	57%
Equity losses of affiliates	(20)	(29)	9	31%
Interest expense, net	(274)	(227)	(47)	(21)%
Non-operating other, net	(773)	438	(1,211)	**
Income before income tax expense	2,278	3,061	(783)	(26)%
Income tax expense	(551)	(768)	217	28%
Net income	1,727	2,293	(566)	(25)%
Less: Net income attributable to noncontrolling interests	(42)	(30)	(12)	(40)%
Net income attributable to Fox Corporation stockholders	$1,685	$2,263	$(578)	(26)%

**	not meaningful
Overview—The Company’s revenues increased $826 million or 5% for fiscal 2026, as compared to fiscal 2025, due to higher distribution, advertising and content and other revenues. The increase of $278 million or 4% in distribution revenue was due to higher average rates per subscriber and higher fees received from television stations that are affiliated with the FOX Network of approximately $440 million, partially offset by the approximately $160 million impact of a lower average number of subscribers. The increase of $474 million or

7% in advertising revenue was primarily due to sports programming led by the broadcasts of the Fédération Internationale de Football Association ("FIFA") Men’s World Cup and additional National Football League (“NFL”) and Major League Baseball (“MLB”) postseason games and higher pricing partially offset by the absence of the February 2025 broadcast of Super Bowl LIX. The remaining impact was primarily due to continued digital growth led by the Tubi AVOD service and higher news pricing, partially offset by lower political advertising revenue due to the absence of the 2024 presidential and congressional elections and lower news ratings. The increase of $74 million or 4% in content and other revenues was primarily due to higher sports sublicensing revenue and higher digital content revenue.
Operating expenses increased $335 million or 3% for fiscal 2026, as compared to fiscal 2025, primarily due to costs associated with the launch of FOX One and higher digital content costs. This increase was partially offset by lower sports programming rights amortization led by the absence of the February 2025 broadcast of Super Bowl LIX partially offset by soccer rights, including the broadcast of the FIFA Men’s World Cup, and higher NFL costs, including the broadcast of an additional NFL postseason game.
Selling, general and administrative expenses increased $199 million or 9% for fiscal 2026, as compared to fiscal 2025, primarily due to higher employee costs and costs associated with the launch of FOX One.
Depreciation and amortization—Depreciation and amortization expense increased $25 million or 6% for fiscal 2026, as compared to fiscal 2025, primarily due to technology equipment placed into service in fiscal 2026.
Restructuring, impairment and other corporate matters—See Note 4—Restructuring, Impairment and Other Corporate Matters to the accompanying Financial Statements.
Interest expense, net—Interest expense, net increased $47 million or 21% for fiscal 2026, as compared to fiscal 2025, primarily due to lower interest income as a result of lower interest rates and lower average cash and cash equivalent balances, partially offset by a lower average amount of debt outstanding.
Non-operating other, net—See Note 20—Additional Financial Information to the accompanying Financial Statements under the heading “Non-Operating Other, net.”
Income tax expense—The Company’s tax provision and related effective tax rate of 24% and 25% for fiscal 2026 and fiscal 2025, respectively, was higher than the statutory rate of 21% primarily due to state taxes and other permanent items.
Net income—Net income decreased $566 million or 25% for fiscal 2026, as compared to fiscal 2025, primarily due to a change in fair value of the Company’s investments in equity securities, partially offset by higher Segment EBITDA (as defined below) and lower legal settlement and other costs associated with the discontinuation of Venu Sports in fiscal 2025. These changes resulted in lower income before income tax expense and a corresponding lower provision for income tax.
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
Fiscal 2026 versus Fiscal 2025
The following tables set forth the Company’s Revenues and Segment EBITDA for fiscal 2026, as compared to fiscal 2025:

	For the years ended June 30,
	2026	2025	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Cable Network Programming	$7,348	$6,930	$418	6%
Television	9,666	9,325	341	4%
Corporate and Other	526	244	282	**
Eliminations	(414)	(199)	(215)	**
Total revenues	$17,126	$16,300	$826	5%

	For the years ended June 30,
	2026	2025	$ Change	% Change
(in millions, except %)			Better/(Worse)
Segment EBITDA
Cable Network Programming	$3,099	$3,030	$69	2%
Television	1,438	945	493	52%
Corporate and Other	(631)	(351)	(280)	(80)%
Adjusted EBITDA(a)	$3,906	$3,624	$282	8%

**	not meaningful
(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.
Cable Network Programming (43% of the Company’s revenues in fiscal 2026 and 2025)

	For the years ended June 30,
	2026	2025	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Distribution	$4,662	$4,440	$222	5%
Advertising	1,687	1,531	156	10%
Content and Other	999	959	40	4%
Total revenues	7,348	6,930	418	6%
Operating expenses	(3,562)	(3,275)	(287)	(9)%
Selling, general and administrative	(687)	(635)	(52)	(8)%
Amortization of cable distribution investments	—	10	(10)	(100)%
Segment EBITDA	$3,099	$3,030	$69	2%

Revenues at the Cable Network Programming segment increased $418 million or 6% for fiscal 2026, as compared to fiscal 2025, due to higher distribution, advertising and content and other revenues. Distribution revenue increased $222 million or 5% as higher average rates per subscriber were partially offset by a decrease in the average number of subscribers. The increase of $156 million or 10% in advertising revenue was primarily due to higher news and sports pricing and the broadcast of the FIFA Men’s World Cup, partially offset by lower ratings. The increase of $40 million or 4% in content and other revenues was primarily due to higher sports sublicensing revenue.
Cable Network Programming Segment EBITDA increased $69 million or 2% for fiscal 2026, as compared to fiscal 2025, due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased $287 million or 9% primarily due to higher sports programming rights amortization and production costs led by soccer rights, including the broadcast of the FIFA Men’s World Cup. This increase was partially offset by lower newsgathering costs due to the absence of the 2024 presidential election. Selling, general and administrative expenses increased $52 million or 8% principally due to higher employee costs and technology costs.
Television (56% and 57% of the Company’s revenues in fiscal 2026 and 2025, respectively)

	For the years ended June 30,
	2026	2025	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Advertising	$5,652	$5,334	$318	6%
Distribution	3,346	3,340	6	—%
Content and Other	668	651	17	3%
Total revenues	9,666	9,325	341	4%
Operating expenses	(7,101)	(7,308)	207	3%
Selling, general and administrative	(1,127)	(1,072)	(55)	(5)%
Segment EBITDA	$1,438	$945	$493	52%
Revenues at the Television segment increased $341 million or 4% for fiscal 2026, as compared to fiscal 2025, due to higher advertising, distribution and content and other revenues. The increase of $318 million or 6% in advertising revenue was primarily due to sports programming led by the broadcasts of the FIFA Men’s World Cup and additional NFL and MLB postseason games and higher pricing partially offset by the absence of the February 2025 broadcast of Super Bowl LIX. Also contributing to this increase was continued digital growth led by the Tubi AVOD service. These increases were partially offset by lower political advertising revenue principally due to the absence of the 2024 presidential and congressional elections. Distribution revenue remained relatively consistent primarily due to higher average rates per subscriber partially offset by a lower average number of subscribers at the Company’s owned and operated television stations and higher fees received from television stations that are affiliated with the FOX Network. The increase of $17 million or 3% in content and other revenues was primarily due to higher digital content revenue.
Television Segment EBITDA increased $493 million or 52% for fiscal 2026, as compared to fiscal 2025, primarily due to the revenue increases noted above and lower expenses. Operating expenses decreased $207 million or 3% primarily due to lower sports programming rights amortization led by the absence of the February 2025 broadcast of Super Bowl LIX partially offset by the broadcast of the FIFA Men’s World Cup and higher NFL costs, including the broadcast of an additional NFL postseason game. Also partially offsetting this decrease was higher digital content costs. Selling, general and administrative expenses increased $55 million or 5% primarily due to higher employee costs, partially offset by lower legal costs.

Corporate and Other

	For the years ended June 30,
	2026	2025	$ Change	% Change
(in millions, except %)			Better/(Worse)
Revenues	$526	$244	$282	**
Operating expenses	(548)	(82)	(466)	**
Selling, general and administrative	(609)	(513)	(96)	(19)%
Segment EBITDA	$(631)	$(351)	$(280)	(80)%

**	not meaningful
Revenues within Corporate and Other for fiscal 2026 and 2025 include distribution revenue at FOX One and revenues generated by Credible and the operation of the FOX Studio Lot. Operating expenses for fiscal 2026 and 2025 include costs associated with the launch of FOX One and advertising and promotional expenses at Credible. Selling, general and administrative expenses for fiscal 2026 and 2025 primarily relate to employee costs, professional fees, costs associated with the launch of FOX One and the costs of operating the FOX Studio Lot.
Corporate and Other EBITDA decreased $280 million or 80% for fiscal 2026, as compared to fiscal 2025, primarily due to intercompany FOX branded content and marketing costs associated with the launch of FOX One, which more than offset related distribution revenue.
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

Fiscal 2026 versus Fiscal 2025
The following table reconciles Net income to Adjusted EBITDA for fiscal 2026, as compared to fiscal 2025:

	For the years ended June 30,
	2026	2025
	(in millions)
Net income	$1,727	$2,293
Add
Amortization of cable distribution investments	—	10
Depreciation and amortization	410	385
Restructuring, impairment and other corporate matters	151	350
Equity losses of affiliates	20	29
Interest expense, net	274	227
Non-operating other, net	773	(438)
Income tax expense	551	768
Adjusted EBITDA	$3,906	$3,624
The following table sets forth the computation of Adjusted EBITDA for fiscal 2026, as compared to fiscal 2025:

	For the years ended June 30,
	2026	2025
	(in millions)
Revenues	$17,126	$16,300
Operating expenses	(10,853)	(10,518)
Selling, general and administrative	(2,367)	(2,168)
Amortization of cable distribution investments	—	10
Adjusted EBITDA	$3,906	$3,624
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company has approximately $4.2 billion of cash and cash equivalents as of June 30, 2026 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 9—Borrowings to the accompanying Financial Statements). In addition, the Company can draw on the Term Loan Facility and commitments under the Bridge Facility to finance the cash portion of the Merger consideration (See Note 3—Acquisitions, Disposals and Other Transactions to the accompanying Financial Statements). The Company also has access to global capital markets, subject to market conditions. As of June 30, 2026, the Company was in compliance with all of the covenants under the Company’s facilities, and it does not anticipate any noncompliance with such covenants.
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

Sources and Uses of Cash—Fiscal 2026 vs. Fiscal 2025
Net cash provided by operating activities for fiscal 2026 and 2025 was as follows (in millions):

For the years ended June 30,	2026	2025
Net cash provided by operating activities	$1,970	$3,324
The decrease in net cash provided by operating activities during fiscal 2026, as compared to fiscal 2025, was primarily due to lower advertising receipts due to the absence of Super Bowl LIX and the 2024 presidential and congressional elections partially offset by the FIFA Men’s World Cup in the current year and higher sports programming payments.
Net cash used in investing activities for fiscal 2026 and 2025 was as follows (in millions):

For the years ended June 30,	2026	2025
Net cash used in investing activities	$(705)	$(537)
The increase in net cash used in investing activities during fiscal 2026, as compared to fiscal 2025, was primarily due to an increase in the Company’s investments and capital expenditures, partially offset by a decrease in the Company’s acquisitions.
Net cash used in financing activities for fiscal 2026 and 2025 was as follows (in millions):

For the years ended June 30,	2026	2025
Net cash used in financing activities	$(2,411)	$(1,755)
The increase in net cash used in financing activities during fiscal 2026, as compared to fiscal 2025, was primarily due to activity under the stock repurchase program, including the $1.5 billion accelerated share repurchase transaction (See Note 11—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program”), and the Company’s purchase of noncontrolling interest, partially offset by the repayment of $600 million of senior notes that matured in April 2025.
Stock Repurchase Program
See Note 11—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program.”
Dividends
Dividends paid in fiscal 2026 totaled $0.56 per share of FOX’s Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”). Subsequent to June 30, 2026, the Company declared a semi-annual dividend of $0.29 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on September 23, 2026 with a record date for determining dividend entitlements of September 02, 2026.
Based on the number of shares outstanding as of June 30, 2026, and the new annual dividend rate stated above, the total aggregate cash dividends expected to be paid to stockholders in fiscal 2027 is approximately $245 million.
Debt Instruments
Borrowings include senior notes (See Note 9—Borrowings to the accompanying Financial Statements). During fiscal 2025, cash used in the repayment of borrowings was $600 million for the 3.050% senior notes which matured and were repaid in full in April 2025.

Ratings of the Senior Notes
The following table summarizes the Company’s credit ratings as of June 30, 2026:

Rating Agency	Senior Debt	Outlook
Moody’s	Baa2	Stable
Standard & Poor’s	BBB	Stable
Revolving Credit Agreement
In June 2023, the Company entered into an unsecured $1.0 billion revolving credit facility with a maturity date of June 2028 (See Note 9—Borrowings to the accompanying Financial Statements).
Bridge Facility
In connection with the Merger Agreement, in June 2026, the Company entered into a commitment letter for the Bridge Facility which may be drawn on for the purpose of financing the cash portion of the Merger consideration (See Note 3—Acquisitions, Disposals and Other Transactions to the accompanying Financial Statements).
Term Loan Agreement
In connection with the Merger Agreement, in June 2026, the Company entered into the Term Loan Facility to fund the cash portion of the Merger consideration, which has a maturity date of two years after the closing of the Roku Transaction and the Term Loan Facility is funded (See Note 9—Borrowings to the accompanying Financial Statements).
Commitments and Contingencies
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. For additional details on commitments and contingencies see Note 14—Commitments and Contingencies to the accompanying Financial Statements under the headings “Licensed Programming,” “Other commitments and contractual obligations” and “Legal and Other Contingencies.”
Pension and other postretirement benefits and uncertain tax benefits
The table in Note 14—Commitments and Contingencies to the accompanying Financial Statements excludes the Company’s pension and other postretirement benefits (“OPEB”) obligations and the gross unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing. The Company made contributions of $36 million and $40 million to its pension plans in fiscal 2026 and 2025, respectively. The majority of these contributions were voluntarily made to improve the funded status of the plans. Future plan contributions are dependent upon actual plan asset returns, interest rates and statutory requirements. Assuming that actual plan asset returns are consistent with the Company’s expected plan returns in fiscal 2027 and beyond and that interest rates remain constant, the Company would not be required to make any material contributions to its pension plans for the immediate future. Required pension plan contributions for the next fiscal year are not expected to be material but the Company may make voluntary contributions in future periods. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s OPEB plans. The Company does not expect its net OPEB payments to be material in fiscal 2027 (See Note 15—Pension and Other Postretirement Benefits to the accompanying Financial Statements for further discussion of the Company’s pension and OPEB plans).
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
The Company generates advertising revenue from sales of commercial time within the Company’s network programming, and from sales of advertising on the Company’s owned and operated television stations and various digital properties. Advertising revenue from customers is recognized as the commercials are aired or streamed. Certain of the Company’s advertising contracts have guarantees of a certain number of targeted audience views, referred to as impressions, where the performance obligation is the guarantee and revenue is recognized as the guarantee is satisfied. For contracts without guarantees, the individual advertising spots are the performance obligation and consideration is allocated based on its relative standalone selling price. Advertising contracts, which are generally short-term, are billed monthly for the spots aired or streamed during the month, with payments due shortly thereafter.
The Company generates distribution revenue from affiliate fees for agreements with MVPDs for cable network programming and retransmission fees for the broadcast of the Company’s owned and operated television stations and for agreements with independently owned television stations that are affiliated with the FOX Network. In addition, the Company generates distribution revenue from subscription fees for the Company’s direct-to-consumer streaming services. Affiliate fee revenue is recognized as the Company satisfies the performance obligation by continuously making the programming available to the customer over the term of the agreement. For contracts with affiliate fees based on the number of the affiliate’s subscribers, revenues are recognized based on the contractual rate multiplied by the estimated number of subscribers each period. For contracts with fixed affiliate fees, revenues are recognized based on the relative standalone selling price of the network programming provided over the contract term, which generally reflects the invoiced amount. Affiliate contracts are generally multi-year contracts billed monthly with payments due shortly thereafter. Subscription revenue for the Company’s direct-to-consumer streaming services are recognized evenly over the subscription period.
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
Inventories are evaluated for recoverability when an event or circumstance occurs that indicates that fair value may be less than unamortized costs. The Company will determine if there is an impairment by evaluating the fair value of the inventories, which are primarily supported by internal forecasts as compared to unamortized costs. Where an evaluation indicates unamortized costs, including advances on multi-year sports rights contracts, are not recoverable, amortization of rights is accelerated in an amount equal to the amount by which the unamortized costs exceed fair value. Owned programming is predominantly monetized and tested for impairment on an individual basis. Licensed programming is predominantly monetized as a group and tested for impairment on a channel, network, or daypart basis. The recoverability of certain sports rights is assessed on an aggregate basis. The Company recognized impairments of approximately $90 million, $40 million, and $40 million in fiscal 2026, 2025 and 2024, respectively, related to owned programming at the Television segment, which were recorded in Operating expenses in the accompanying Consolidated Statements of Operations.
Goodwill and Other Intangible Assets
The Company’s intangible assets include goodwill, Federal Communications Commission (“FCC”) licenses, MVPD affiliate agreements and relationships and trademarks and other copyrighted products.
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
Carrying values of goodwill and intangible assets with indefinite lives are tested annually for impairment, or earlier if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. The Company’s impairment review is based on a discounted cash flow analysis and market-based valuation approach that requires significant management judgment. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired and require the Company to perform an interim impairment test.
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
During fiscal 2026, the Company recorded a non-cash impairment charge for intangible assets of approximately $64 million primarily related to FCC licenses in Restructuring, impairment and other corporate matters in the accompanying Consolidated Statements of Operations within the Television segment. Based on the Company’s annual assessment, the carrying value of FCC licenses in certain markets exceeded their fair value primarily as a result of updated market data, including lower expected future advertising revenue. Additionally, the fair value of FCC licenses in certain markets exceeded their respective carrying value by less than 10% as of June 30, 2026. An increase to the discount rate of 0.5 percentage points, or a decrease to the terminal growth rate of 0.5 percentage points, assuming no changes to other long-term assumptions, would cause the aggregate fair value of FCC licenses to fall below the aggregate carrying value by approximately $125 million and $90 million, respectively. Further adverse changes in market conditions may result in additional non-cash impairment charges.
During fiscal 2026, the Company determined that the goodwill included in the accompanying Consolidated Balance Sheets as of June 30, 2026 was not impaired based on the Company’s annual assessment and there are no reporting units at risk of impairment. While the Company believes its judgments represent reasonably possible outcomes based on available facts and circumstances, adverse changes to the assumptions, including prevailing market conditions, discount rates, competitive factors, comparable public company trading values and expected future cash flows, could negatively impact the fair value of our reporting units and potentially result in a non-cash goodwill impairment charge in future periods. The Company will continue to monitor its goodwill and indefinite-lived intangible assets for any possible future non-cash impairment charges.
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
The key assumptions used in developing the Company’s fiscal 2026, 2025 and 2024 net periodic pension expense for its plans consist of the following:

	2026	2025	2024
	(in millions, except %)
Discount rate for service cost	5.6%	5.5%	5.3%
Discount rate for interest cost	5.0%	5.3%	5.4%
Assets
Expected rate of return	5.9%	5.6%	5.3%
Actual return	$66	$54	$45
Expected return	52	50	45
Actuarial gain	$14	$4	$—
Discount rates are volatile from year to year because they are determined based upon the prevailing rates as of the measurement date. The Company will utilize discount rates of 5.6% and 5.1% in calculating the fiscal 2027 service cost and interest cost, respectively, for its plans. The Company will use an expected long-term rate of return of 6.1% for fiscal 2027 based principally on the future return expectation of the plans’ asset mix. Changes in assumptions and differences between assumptions and actual experience has resulted in accumulated pre-tax net losses on the Company’s pension and postretirement benefit plans, which as of June 30, 2026 were $145 million as compared to $170 million as of June 30, 2025. These deferred losses are being systematically recognized in future net periodic pension expense. Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (“PBO”) are recognized over the average future service of the plan participants or average future life of the plan participants.
The Company made contributions of $36 million, $40 million and $86 million to its pension plans in fiscal 2026, 2025 and 2024, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2027 and beyond and that interest rates remain constant, the Company would not be required to make any material statutory contributions to its pension plans for the immediate future. The Company will continue to make voluntary contributions as necessary to improve funded status.
Changes in net periodic pension expense may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Increase $3 million	Increase $27 million
0.25 percentage point increase in discount rate	Decrease $1 million	Decrease $25 million
0.25 percentage point decrease in expected rate of return on assets	Increase $2 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $2 million	—
Net periodic pension expense for the Company’s pension plans is expected to decrease from $35 million in fiscal 2026 to approximately $28 million in fiscal 2027, primarily due to asset gains recognized during fiscal 2026.
Legal Matters
The Company establishes an accrued liability for legal claims and indemnification claims when the Company determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition. See Note 14—Commitments and Contingencies to the accompanying Financial Statements under the heading “Legal and Other Contingencies” for a discussion of the Company’s legal proceedings.
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical or current fact are “forward-looking statements” for purposes of federal and state securities laws, including any statements regarding (i) the Roku Transaction; (ii) future earnings, revenues or other measures of the Company’s financial performance; (iii) the Company’s plans, strategies and objectives for future operations; (iv) proposed new programming or other offerings; (v) future economic conditions or performance; and (vi) assumptions underlying any of the foregoing. Forward-looking statements may include, among others, the words “may,” “will,” “could,” “should,” “would,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “outlook” or any other similar words.
Although the Company’s management believes that the expectations reflected in any of the Company’s forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC. Important factors that could cause the Company’s actual results, performance and achievements to differ materially from those estimates or projections contained in the Company’s forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions and the following factors:
•the impact of the Roku Transaction, which may be affected by various factors, including closing conditions, regulatory approvals, termination of the Merger Agreement, restrictions on the Company’s ability to pursue alternative transactions, potential litigation, business disruptions while the transaction is pending, impacts on the Common Stock, increased indebtedness, and the Company’s ability to integrate operations and realize anticipated benefits post-closing, as well as the risk that the transaction may be delayed or not completed at all;
•evolving technologies and distribution platforms and offerings and changes in consumer behavior as consumers seek more control over when, where and how they consume content, and related impacts on advertisers and MVPDs;

•declines in advertising expenditures due to various factors such as the economic prospects of advertisers or the economy, evolving technologies and distribution platforms and related changes in consumer behavior and shifts in advertisers’ expenditures, the evolving digital advertising market, major sports events and election cycles and the evolution of audience measurement methodologies;
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
•the failure or destruction of satellites or transmitter facilities the Company depends on to distribute its programming and changes in the availability and use of satellite transmission spectrum;
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
Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. As of June 30, 2026, all the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and no variable-rate debt was outstanding. Information on financial instruments with exposure to interest rate risk is presented below:

	As of June 30,
	2026	2025
	(in millions)
Fair Value
Borrowings: liability	$6,541	$6,625
Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates	$241	$258
Stock Prices
The Company has common stock investments in publicly traded companies that are subject to market price volatility. Information on the Company’s investments with exposure to stock price risk is presented below:

	As of June 30,
	2026	2025
	(in millions)
Fair Value
Total fair value of common stock investments	$467	$1,249
Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices	$(47)	$(125)
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
Management, including the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Fox Corporation’s internal control over financial reporting as of June 30, 2026, based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management determined that, as of June 30, 2026, Fox Corporation maintained effective internal control over financial reporting.
Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of Fox Corporation included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2026, has audited the Company’s internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Fox Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Fox Corporation’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fox Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended June 30, 2026, and the related notes and our report dated August 6, 2026 expressed an unqualified opinion thereon.
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
August 6, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Fox Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fox Corporation (the Company) as of June 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 6, 2026 expressed an unqualified opinion thereon.
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

Program rights amortization – National sports programming

Description of the Matter	As disclosed in Note 2 to the consolidated financial statements, the Company has multi-year contracts for national sports programming. The costs of multi-year sports contracts are primarily amortized based on the ratio of each contract’s current period's attributable revenue to the estimated total remaining attributable revenue.

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

Among other audit procedures performed, we evaluated the significant assumptions used by the Company to estimate future revenues and tested the completeness and accuracy of the underlying data. For example, we evaluated management’s forecasts of estimated future revenues by performing a look-back analysis of management’s historical estimates compared to actual results. We also performed a sensitivity analysis of the estimated future revenues to evaluate the change in the amortization of the Company’s national sports programming resulting from changes in the assumptions.

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

Accounting for contingencies related to defamation and disparagement claims requires management to make significant judgments to determine the likelihood of a loss and if necessary, the estimate of the amount or range of loss related to such matters. Auditing management’s accounting for and disclosure of these matters involves complex auditor judgment in assessing the Company’s evaluation of the probability of a loss and the estimated amount or range of loss.

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
New York, New York
August 6, 2026

FOX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended June 30,
	2026	2025	2024
Revenues	$17,126	$16,300	$13,980
Operating expenses	(10,853)	(10,518)	(9,089)
Selling, general and administrative	(2,367)	(2,168)	(2,024)
Depreciation and amortization	(410)	(385)	(389)
Restructuring, impairment and other corporate matters	(151)	(350)	(67)
Equity losses of affiliates	(20)	(29)	(44)
Interest expense, net	(274)	(227)	(216)
Non-operating other, net	(773)	438	(47)
Income before income tax expense	2,278	3,061	2,104
Income tax expense	(551)	(768)	(550)
Net income	1,727	2,293	1,554
Less: Net income attributable to noncontrolling interests	(42)	(30)	(53)
Net income attributable to Fox Corporation stockholders	$1,685	$2,263	$1,501

EARNINGS PER SHARE DATA

Net income attributable to Fox Corporation stockholders per share:
Basic	$3.91	$4.97	$3.14
Diluted	$3.84	$4.91	$3.13
The accompanying notes are an integral part of these Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	For the years ended June 30,
	2026	2025	2024
Net income	$1,727	$2,293	$1,554
Other comprehensive income (loss), net of tax:
Benefit plan adjustments and other	17	(17)	42
Other comprehensive income (loss), net of tax	17	(17)	42
Comprehensive income	1,744	2,276	1,596
Less: Net income attributable to noncontrolling interests(a)	(42)	(30)	(53)
Comprehensive income attributable to Fox Corporation stockholders	$1,702	$2,246	$1,543

(a)
Net income attributable to noncontrolling interests includes $5 million, $(1) million and $(1) million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of June 30,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$4,205	$5,351
Receivables, net	3,455	2,472
Inventories, net	487	432
Other	306	174
Total current assets	8,453	8,429
Non-current assets
Property and equipment, net	1,842	1,705
Intangible assets, net	2,870	2,969
Goodwill	3,647	3,639
Deferred tax assets	2,443	2,721
Other non-current assets	3,227	3,732
Total assets	$22,482	$23,195
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$2,667	$2,897
Total current liabilities	2,667	2,897
Non-current liabilities
Borrowings	6,606	6,602
Other liabilities	1,395	1,341
Redeemable noncontrolling interests	86	288
Commitments and contingencies
Equity
Class A Common Stock(a)	2	2
Class B Common Stock(b)	2	2
Additional paid-in capital	7,274	7,603
Retained earnings	4,457	4,479
Accumulated other comprehensive loss	(107)	(124)
Total Fox Corporation stockholders’ equity	11,628	11,962
Noncontrolling interests	100	105
Total equity	11,728	12,067
Total liabilities and equity	$22,482	$23,195

(a)	Class A Common Stock, $0.01 par value per share, 2,000,000,000 shares authorized, 199,338,182 shares and 210,754,900 shares issued and outstanding at par as of June 30, 2026 and 2025, respectively.
(b)	Class B Common Stock, $0.01 par value per share, 1,000,000,000 shares authorized, 220,248,764 shares and 235,581,025 shares issued and outstanding at par as of June 30, 2026 and 2025, respectively.
The accompanying notes are an integral part of these Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the years ended June 30,
	2026	2025	2024
OPERATING ACTIVITIES
Net income	$1,727	$2,293	$1,554
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	410	385	389
Restructuring, impairment and other corporate matters	151	267	67
Equity-based compensation	132	135	90
Equity losses of affiliates	20	29	44
Cash distributions received from affiliates	32	13	—
Non-operating other, net	773	(438)	47
Deferred income taxes	271	164	203
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(1,055)	(85)	(156)
Inventories net of programming payable	(493)	521	(303)
Accounts payable and accrued expenses	66	89	(1)
Other changes, net	(64)	(49)	(94)
Net cash provided by operating activities	1,970	3,324	1,840
INVESTING ACTIVITIES
Property and equipment	(502)	(331)	(345)
Purchase of investments	(178)	(79)	(103)
Acquisitions, net of cash acquired	(8)	(97)	—
Other investing activities, net	(17)	(30)	(4)
Net cash used in investing activities	(705)	(537)	(452)
FINANCING ACTIVITIES
Repurchase of shares	(2,000)	(1,000)	(1,000)
Dividends paid and distributions	(287)	(277)	(281)
Purchase of noncontrolling interest	(208)	—	—
Repayment of borrowings	—	(600)	(1,250)
Borrowings	—	—	1,232
Other financing activities, net	84	122	(42)
Net cash used in financing activities	(2,411)	(1,755)	(1,341)
Net (decrease) increase in cash and cash equivalents	(1,146)	1,032	47
Cash and cash equivalents, beginning of year	5,351	4,319	4,272
Cash and cash equivalents, end of year	$4,205	$5,351	$4,319
The accompanying notes are an integral part of these Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(IN MILLIONS)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Fox Corporation Stockholders’ Equity	Noncontrolling Interests(a)	Total Equity
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, June 30, 2023	263	$3	235	$2	$8,253	$2,269	$(149)	$10,378	$67	$10,445
Net income	—	—	—	—	—	1,501	—	1,501	54	1,555
Other comprehensive income	—	—	—	—	—	—	42	42	—	42
Dividends	—	—	—	—	—	(250)	—	(250)	—	(250)
Shares repurchased	(40)	—	—	—	(663)	(347)	—	(1,010)	—	(1,010)
Other	3	(1)	—	—	88	(34)	—	53	(21)	32
Balance, June 30, 2024	226	$2	235	$2	$7,678	$3,139	$(107)	$10,714	$100	$10,814
Net income	—	—	—	—	—	2,263	—	2,263	31	2,294
Other comprehensive loss	—	—	—	—	—	—	(17)	(17)	—	(17)
Dividends	—	—	—	—	—	(246)	—	(246)	—	(246)
Shares repurchased	(21)	—	—	—	(356)	(654)	—	(1,010)	—	(1,010)
Other	6	—	—	—	281	(23)	—	258	(26)	232
Balance, June 30, 2025	211	$2	235	$2	$7,603	$4,479	$(124)	$11,962	$105	$12,067
Net income	—	—	—	—	—	1,685	—	1,685	37	1,722
Other comprehensive income	—	—	—	—	—	—	17	17	—	17
Dividends	—	—	—	—	—	(243)	—	(243)	—	(243)
Shares repurchased	(17)	—	(15)	—	(559)	(1,461)	—	(2,020)	—	(2,020)
Other	6	—	—	—	230	(3)	—	227	(42)	185
Balance, June 30, 2026	200	$2	220	$2	$7,274	$4,457	$(107)	$11,628	$100	$11,728

(a)	Excludes Redeemable noncontrolling interests (See Note 20—Additional Financial Information under the heading “Redeemable Noncontrolling Interests”).
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
Basis of Presentation
The Company’s financial statements as of and for the years ended June 30, 2026, 2025 and 2024 are presented on a consolidated basis.
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
Reclassifications and Adjustments
Certain fiscal 2025 and 2024 amounts have been reclassified to conform to the fiscal 2026 presentation.
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Receivables, net consist of:

	As of June 30,
	2026	2025
	(in millions)
Total receivables	$3,516	$2,522
Allowance for credit losses	(61)	(50)
Total receivables, net	$3,455	$2,472
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
Owned programming, included within Other non-current assets in the Balance Sheets, includes content internally developed and produced as well as co-produced content. Capitalized costs for owned programming, including direct costs, production overhead and development costs, are predominantly amortized using the individual-film-forecast-computation method, which is based on the ratio of current period revenue to estimated total future remaining revenue, and related costs are expensed as incurred. Future remaining revenue includes imputed license fees for content used by FOX as well as revenue expected to be earned based on distribution strategy and historical performance of similar content. Changes to estimated future revenues may result in impairments or changes in amortization patterns. When production partners distribute owned programming on the Company’s behalf, the net participation in profits is recorded as content license revenue. Projects in-process are written off at the earlier of abandonment or three years after initial capitalization. The Company may receive government incentives in connection with the production of owned programming. The Company records government incentives as a reduction of capitalized costs for owned programming when the monetization of the incentive is probable, and as a receivable included within Other non-current assets in the Balance Sheets. Government incentives were not material in fiscal 2026, 2025 and 2024.
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
Equity method investments are initially recorded at cost and will increase as a result of additional contributions and will decrease as a result of cash distributions received from the equity method investee, amortization of identifiable intangible assets of the investee resulting from the transaction and impairments. Additionally, the Company’s share of the equity method investee’s net income or loss will increase and decrease the investment, respectively.
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
Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over an estimated useful life of three to forty years for buildings, three to ten years for machinery and equipment and three to five years for software developed or acquired for internal use. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property are expensed as incurred. Changes in circumstances, such as technological advances, or changes to the Company’s business model or capital strategy, could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the estimated useful life of property and equipment should be shortened, the Company depreciates the asset over its revised remaining useful life, thereby increasing depreciation expense.
Goodwill and Other Intangible Assets
The Company’s intangible assets include goodwill, Federal Communications Commission (“FCC”) licenses, traditional and virtual multi-channel video programming distributor (“MVPD”) affiliate agreements and relationships and trademarks and other copyrighted products. Intangible assets other than goodwill acquired in business combinations are recorded at their estimated fair value at the date of acquisition. Goodwill is recorded

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as the difference between the consideration transferred to acquire entities and the estimated fair values assigned to their tangible and identifiable intangible net assets. Amounts recorded as goodwill are assigned to more than one reporting unit as of the acquisition date when more than one reporting unit is expected to benefit from the synergies of the combination. The Company’s goodwill and indefinite-lived intangible assets, which primarily consist of FCC licenses, are tested annually for impairment, or earlier if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Intangible assets with finite lives are generally amortized over their estimated useful lives. The weighted average original amortization period of amortizable intangible assets is approximately 10 years.
Annual Impairment Review
Goodwill
Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or one level below. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company compares the fair value of the reporting unit to its carrying amount, including goodwill. In performing this quantitative assessment, the Company determines the fair value of a reporting unit primarily by using discounted cash flow analysis and market-based valuation approach methodologies. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, asset lives, market multiples and relevant comparable transactions, as applicable, and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates have been assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable public company trading values. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
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
During fiscal 2026, the Company recorded a non-cash impairment charge for intangible assets of approximately $64 million primarily related to FCC licenses in Restructuring, impairment and other corporate matters in the Statements of Operations within the Television segment. Based on the Company’s annual assessment, the carrying value of FCC licenses in certain markets exceeded their fair value primarily as a result of updated market data, including lower expected future advertising revenue. Additionally, the fair value of FCC licenses in certain markets exceeded their respective carrying value by less than 10% as of June 30, 2026. An increase to the discount rate of 0.5 percentage points, or a decrease to the terminal growth rate of 0.5 percentage points, assuming no changes to other long-term assumptions, would cause the aggregate fair value of FCC licenses to fall below the aggregate carrying value by approximately $125 million and $90 million,

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
respectively. Further adverse changes in market conditions may result in additional non-cash impairment charges.
During fiscal 2026, the Company determined that the goodwill included in the Balance Sheets as of June 30, 2026 was not impaired based on the Company’s annual assessment and there are no reporting units at risk of impairment. While the Company believes its judgments represent reasonably possible outcomes based on available facts and circumstances, adverse changes to the assumptions, including prevailing market conditions, discount rates, competitive factors, comparable public company trading values and expected future cash flows, could negatively impact the fair value of our reporting units and potentially result in a non-cash goodwill impairment charge in future periods. The Company will continue to monitor its goodwill and indefinite-lived intangible assets for any possible future non-cash impairment charges.
Leases
The Company has lease agreements primarily for office facilities and other equipment. At contract inception or, for a modified contract, at the modification date the Company determines if a contract is or contains a lease and, if so, whether it is an operating or finance lease. The Company does not separate lease components from nonlease components for real estate leases.
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
Long-Lived Asset Impairments
The Company periodically reviews the carrying amounts of its long-lived assets, including property and equipment, ROU assets and finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment adjustment is recognized and is measured as the amount by which the carrying value of such asset or asset group exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less their costs to sell.
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
those goods or services. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.
The Company generates advertising revenue from sales of commercial time within the Company’s network programming, and from sales of advertising on the Company’s owned and operated television stations and various digital properties. Advertising revenue from customers is recognized as the commercials are aired or streamed. Certain of the Company’s advertising contracts have guarantees of a certain number of targeted audience views, referred to as impressions, where the performance obligation is the guarantee and revenue is recognized as the guarantee is satisfied. For contracts without guarantees, the individual advertising spots are the performance obligation and consideration is allocated based on its relative standalone selling price. Advertising contracts, which are generally short-term, are billed monthly for the spots aired or streamed during the month, with payments due shortly thereafter.
The Company generates distribution revenue from affiliate fees for agreements with MVPDs for cable network programming and retransmission fees for the broadcast of the Company’s owned and operated television stations and for agreements with independently owned television stations that are affiliated with the FOX Network. In addition, the Company generates distribution revenue from subscription fees for the Company’s direct-to-consumer streaming services. Affiliate fee revenue is recognized as the Company satisfies the performance obligation by continuously making the programming available to the customer over the term of the agreement. For contracts with affiliate fees based on the number of the affiliate’s subscribers, revenues are recognized based on the contractual rate multiplied by the estimated number of subscribers each period. For contracts with fixed affiliate fees, revenues are recognized based on the relative standalone selling price of the network programming provided over the contract term, which generally reflects the invoiced amount. Affiliate contracts are generally multi-year contracts billed monthly with payments due shortly thereafter. Subscription revenue for the Company’s direct-to-consumer streaming services are recognized evenly over the subscription period.
Content and Other revenue primarily includes revenue generated from the Company’s content licensing agreements and revenue from production services and rentals. Revenue from content licensing agreements is recognized when the content is made available under the content licensing agreements. Production services and rental revenues are recognized as the goods or services are delivered.
Advertising Expenses
The Company expenses advertising costs as incurred. The Company incurred advertising expenses of $895 million, $694 million and $646 million for fiscal 2026, 2025 and 2024, respectively.
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Generally, the Company does not require collateral to secure receivables. As of June 30, 2026 and 2025, the Company had no individual customers that accounted for 10% or more of the Company’s receivables.
Recently Adopted and Recently Issued Accounting Guidance and Other
Adopted
Income Taxes
In December 2023, the Financial Accounting Standards Board (“FASB”) issued updated guidance that enhances income tax disclosures, primarily requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid by jurisdiction. The Company adopted the guidance for all periods presented in this Annual Report on Form 10-K (See Note 16—Income Taxes).
Issued
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
Internal-Use Software
In September 2025, the FASB issued updated guidance that eliminates capitalization of internal-use software costs based on project stages and requires that capitalization begin once management authorizes and

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
commits to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The amendment is effective for the Company beginning with the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2029 and for interim periods beginning with the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 2028 on a prospective basis, with the option to use retrospective application. The Company is currently evaluating the impact the new guidance will have on our financial statement disclosures.
Other
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which generally became effective for the Company in fiscal 2026 and includes, among other provisions, the ability to immediately expense qualified property and domestic research and development expenses. On February 18, 2026, the U.S. Department of the Treasury issued Notice 2026-7 (the “Notice”) which contained additional interim guidance on the application of the Corporate Alternative Minimum Tax (“CAMT”), to which the Company is subject, which was enacted as part of the Inflation Reduction Act in August 2022. Neither the Act nor the Notice had a material impact on the Company’s income tax provision but have resulted in a reduction of the Company’s fiscal 2026 U.S. cash tax obligations and is expected to reduce the Company’s future tax liability.
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
During fiscal 2026, the Company’s acquisitions were not material. During fiscal 2025, the Company acquired controlling ownership interests in two digital media companies. The incremental revenues and Segment EBITDA (as defined in Note 17—Segment Information) related to the fiscal 2026 and 2025 acquisitions, included in the Company's results of operations, were not material individually or in the aggregate. During fiscal 2024, the Company made no acquisitions.
Roku Transaction
On June 14, 2026, the Company and Roku, Inc. (“Roku”) entered into a definitive agreement (the “Merger Agreement”) under which the Company has agreed to acquire Roku for a combination of cash and FOX Class A Common Stock (the “Roku Transaction” or the “Merger”). Upon the terms and subject to the conditions of the Merger Agreement, FOX will pay $96.00 in cash and 0.9693 shares of FOX Class A Common Stock for each share of Roku Class A Common Stock and Roku Class B Common Stock outstanding immediately prior to the effective time of the merger. The exchange ratio is fixed and will not be adjusted. Following the completion of the Merger, Roku will be a wholly-owned subsidiary of FOX.
Each of the Boards of Directors of FOX and Roku have unanimously approved the transaction, which is also subject to requisite approval by FOX and Roku stockholders, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of consents or approvals under certain other antitrust laws and certain investment screening laws and other customary conditions. The Merger Agreement contains customary termination rights and provides that each party will be required to pay the other party a termination fee of approximately $866 million if the Merger Agreement is terminated in certain circumstances, including due to a change in the recommendation of its board of directors. In addition, FOX will be required to pay Roku a termination fee of approximately $1.2 billion if the Merger Agreement is terminated under certain circumstances related to the failure to obtain certain regulatory approvals or upon the entry of a permanent restraint under certain antitrust laws or investment screening laws. FOX has also agreed to reimburse Roku for up to $70 million for reasonable third-party costs and expenses incurred by Roku in connection with the

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
transaction if FOX is unable to obtain the required approval of its Class B Common stockholders of the issuance of FOX Class A Common Stock in connection with the transaction.
The Company expects to fund the cash portion of the Merger consideration with a combination of debt and cash on hand. In connection with the Merger Agreement, in June 2026, the Company entered into a commitment letter under which the lenders provided $12.0 billion of commitments ($11.0 billion of which is available as of June 30, 2026) to provide senior unsecured bridge loans (the “Bridge Facility”) and a term loan credit agreement under which the lenders committed to provide a $1.0 billion senior unsecured term loan facility (the “Term Loan Facility”) (See Note 9—Borrowings).
Other Transactions
In August 2025, the Company purchased the noncontrolling interest of one of its majority-owned subsidiaries (See Note 20—Additional Financial Information under the heading “Redeemable Noncontrolling Interests”).
In July 2025, the Company acquired a noncontrolling minority interest in a sports and entertainment company, which was recorded as an equity method investment, initially at cost.
In connection with the launch of the United Football League (the “UFL”) in January 2024, the Company deconsolidated the operations of the United States Football League (the “USFL”) and contributed the USFL net assets to the UFL. As consideration for the net assets contributed, the Company received an approximately 42% ownership interest in the UFL, a variable interest entity, which was recorded as an equity method investment, initially at fair value. This equity method investment is included in Other non-current assets in the Balance Sheets. As a result of this transaction, the Company recorded a gain of approximately $170 million in Non-operating other, net in the Statements of Operations for the fiscal year ended June 30, 2024 (See Note 20—Additional Financial Information under the heading “Non-Operating Other, net”).
NOTE 4. RESTRUCTURING, IMPAIRMENT AND OTHER CORPORATE MATTERS
The following table sets forth the components of Restructuring, impairment and other corporate matters included in the Statements of Operations:

	For the years ended June 30,
	2026	2025	2024
	(in millions)
Restructuring charges(a)	$(64)	$(35)	$(13)
Impairment charges(b)	(64)	(68)	—
Other corporate matters
Legal settlement costs(c)	(12)	(126)	(24)
U.K. Newspaper Matters Indemnity(d)	2	(30)	(20)
Other(c)	(13)	(91)	(10)
Total restructuring, impairment and other corporate matters	$(151)	$(350)	$(67)

(a)
Primarily related to the strategic realignment of facilities to gain efficiencies, which includes the impairment of operating lease assets, and severance costs at the Cable Network Programming and Television reportable segments and Corporate and Other for fiscal 2026, the discontinuation of Venu Sports for fiscal 2025 at Corporate and Other, and, for fiscal 2024, severance costs at the Cable Network Programming and Television reportable segments and Corporate and Other.

(b)	See Note 8—Goodwill and Intangible Assets, Net.
(c)	Primarily related to the discontinuation of Venu Sports for fiscal 2025 (See Note 14—Commitments and Contingencies under the heading "Venu Sports").
(d)	See Note 14—Commitments and Contingencies under the heading "U.K. Newspaper Matters Indemnity."

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Restructuring
Changes in the restructuring program liabilities, which are included in Accounts payable, accrued expenses and other current liabilities in the Balance Sheets, were as follows:

	One time termination benefits	Contract termination costs	Total
	(in millions)
Balance, June 30, 2023	$(67)	$(17)	$(84)
Additions and other	(19)	6	(13)
Payments	69	11	80
Balance, June 30, 2024	$(17)	$—	$(17)
Additions(a)	(35)	—	(35)
Payments(a)	37	—	37
Balance, June 30, 2025	$(15)	$—	$(15)
Additions	(38)	(2)	(40)
Payments	31	—	31
Balance, June 30, 2026	$(22)	$(2)	$(24)

(a)	Excludes amounts collected from Disney and Warner Bros. Discovery Inc. (“WBD”) related to the discontinuation of Venu Sports.
NOTE 5. INVENTORIES, NET
The Company’s inventories were comprised of the following:

	As of June 30,
	2026	2025
	(in millions)
Licensed programming, including prepaid sports rights	$771	$633
Owned programming	561	541
Total inventories, net	1,332	1,174
Less: current portion of inventories, net	(487)	(432)
Total non-current inventories, net	$845	$742

Owned programming
Released	$258	$308
In-process or other	303	233
Total	$561	$541
The following table presents the aggregate amortization expense related to Inventories, net included in Operating expenses in the Statements of Operations:

	For the years ended June 30,
	2026	2025	2024
	(in millions)
Total amortization expense	$6,468	$6,638	$5,473

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Based on the balance of Inventories, net as of June 30, 2026, the estimated amortization expense for each of the succeeding three fiscal years is as follows:

	For the years ending June 30,
	2027	2028	2029
	(in millions)
Estimated amortization expense	$622	$211	$49
Inventories are evaluated for recoverability when an event or circumstance occurs that indicates that fair value may be less than unamortized costs. The Company will determine if there is an impairment by evaluating the fair value of the inventories, which are primarily supported by internal forecasts as compared to unamortized costs. The Company recognized impairments of approximately $90 million, $40 million and $40 million in fiscal 2026, 2025 and 2024, respectively, related to owned programming at the Television segment, which were recorded in Operating expenses in the Statements of Operations.
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
The following tables present information about financial assets and redeemable noncontrolling interests carried at fair value on a recurring basis:

	Fair value measurements
	As of June 30, 2026
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$467	$467	(a)	$—	$—
Redeemable noncontrolling interests	(63)	—		—	(63)	(b)
Total	$404	$467		$—	$(63)

	Fair value measurements
	As of June 30, 2025
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$1,249	$1,249	(a)	$—	$—
Redeemable noncontrolling interests	(261)	—		—	(261)	(b)
Total	$988	$1,249		$—	$(261)

(a)	The investments categorized as Level 1 primarily represent an investment in equity securities of Flutter Entertainment plc (“Flutter”) with a readily determinable fair value.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(b)
See Note 20—Additional Financial Information. The Company utilizes both the market and income approach valuation techniques for its Level 3 fair value measures. Inputs to such measures could include observable market data obtained from independent sources such as broker quotes and recent market transactions for similar assets. It is the Company’s policy to maximize the use of observable inputs in the measurement of its Level 3 fair value measurements. To the extent observable inputs are not available, the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the redeemable noncontrolling interests. Examples of utilized unobservable inputs are future cash flows and long-term growth rates.

In connection with the combination of The Stars Group Inc. and Flutter in May 2020, FOX Sports received the right to acquire an 18.6% equity interest in FanDuel Group (“FanDuel”), a majority-owned subsidiary of Flutter, at a price set forth in the relevant agreement (structured as a 10-year option), which has been the subject of arbitration proceedings. In January 2023, the U.S. District Court for the Southern District of New York confirmed and entered the arbitrator’s ruling affirming FOX Sports’ 10-year call option expiring in December 2030 to acquire 18.6% of FanDuel for $3.7 billion, with a 5% annual escalator. As of June 30, 2026, the option exercise price is approximately $4.7 billion. FOX has no obligation to commit capital towards this opportunity unless and until it exercises the option. In addition, Flutter cannot pursue an initial public offering for FanDuel without FOX’s consent or approval from the arbitrator who presided over a FOX-Flutter arbitration in 2021 and 2022.
Financial Instruments
The carrying value of the Company’s financial instruments exclusive of borrowings, such as cash and cash equivalents, receivables and payables approximates fair value.
The following table sets forth the fair value and carrying value of the Company’s Borrowings:

	As of June 30,
	2026	2025
	(in millions)
Borrowings
Fair value	$6,541	$6,625
Carrying value	$6,606	$6,602
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. PROPERTY AND EQUIPMENT, NET
The Company’s property and equipment is comprised of the following:

	As of June 30,
	2026	2025
	(in millions)
Land	$205	$206
Buildings and leasehold improvements	1,525	1,463
Machinery, equipment and software	2,352	2,132
	4,082	3,801
Less: accumulated depreciation and amortization	(2,547)	(2,367)
	1,535	1,434
Construction in progress	307	271
Total property and equipment, net	$1,842	$1,705
Depreciation and amortization expense related to Property and equipment was $373 million, $350 million and $344 million for fiscal 2026, 2025 and 2024, respectively.
NOTE 8. GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying value of goodwill, by reportable segment and Corporate and Other, were as follows:

	Cable Network Programming	Television	Corporate and Other	Total Goodwill
	(in millions)
Balance, June 30, 2024	$1,044	$2,246	$254	$3,544
Acquisitions(a)	1	89	—	90
Other	—	5	—	5
Balance, June 30, 2025	$1,045	$2,340	$254	$3,639
Acquisitions(a)	—	10	—	10
Other	—	(2)	—	(2)
Balance, June 30, 2026	$1,045	$2,348	$254	$3,647

(a)	See Note 3—Acquisitions, Disposals and Other Transactions.
The carrying amount of Television segment goodwill was net of accumulated impairments of $371 million as of June 30, 2026 and 2025.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The changes in the carrying values of the Company’s intangible assets and related accumulated amortization were as follows:

	Intangible assets not subject to amortization			Amortizable intangible assets, net(a)	Total intangible assets, net
	FCC licenses	Other	Total
	(in millions)
Balance, June 30, 2024	$2,250	$642	$2,892	$146	$3,038
Acquisitions(b)	—	—	—	33	33
Amortization and other(c)	(66)	(2)	(68)	(34)	(102)
Balance, June 30, 2025	$2,184	$640	$2,824	$145	$2,969
Acquisitions(b)	—	—	—	2	2
Amortization and other(c)	(64)	—	(64)	(37)	(101)
Balance, June 30, 2026	$2,120	$640	$2,760	$110	$2,870

(a)	Net of accumulated amortization of $477 million and $441 million as of June 30, 2026 and 2025, respectively.
(b)	See Note 3—Acquisitions, Disposals and Other Transactions.
(c)	Primarily related to an impairment charge for FCC licenses for fiscal 2026 and 2025 (See Note 2—Summary of Significant Accounting Policies under the heading “Goodwill and Other Intangible Assets”).
Amortization expense related to finite-lived intangible assets was $37 million, $35 million and $45 million for fiscal 2026, 2025 and 2024, respectively.
Based on the balance of finite-lived intangible assets as of June 30, 2026, the estimated amortization expense for each of the succeeding five fiscal years is as follows:

	For the years ending June 30,
	2027	2028	2029	2030	2031
	(in millions)
Estimated amortization expense(a)	$36	$30	$23	$14	$4

(a)	These amounts may vary as acquisitions and dispositions occur in the future.
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s senior notes, net of repayments:

	Outstanding as of June 30,
	2026	2025
	(in millions)
Public debt
4.709% senior notes due 2029	$2,000	$2,000
3.500% senior notes due 2030	600	600
6.500% senior notes due 2033	1,250	1,250
5.476% senior notes due 2039	1,250	1,250
5.576% senior notes due 2049	1,550	1,550
Total public debt	6,650	6,650
Less: unamortized discount and debt issuance costs	(44)	(48)
Total borrowings	$6,606	$6,602
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
The Revolving Credit Agreement provides for a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of June 2028. Under the Revolving Credit Agreement, the Company may request an increase in the amount of the credit facility commitments up to a maximum facility amount of $1.75 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. The material terms of the Revolving Credit Agreement include the requirement that the Company maintain specific leverage ratios and limitations on indebtedness. The interest rates and fees under the Revolving Credit Agreement are based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current credit ratings, the interest rate on borrowings under the Revolving Credit Agreement would be the forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”) plus 1.125% and the facility fee is 0.125%. As of June 30, 2026, there were no borrowings outstanding under the Revolving Credit Agreement.
Term Loan Agreement
On June 30, 2026, in connection with the Merger Agreement, the Company entered into a term loan agreement (the “Term Loan Agreement”), among the Company, as Borrower, the initial lenders named therein, and Morgan Stanley Senior Funding, Inc., as administrative agent.
The Term Loan Agreement provides that the lenders party thereto are committed to provide, contingent on the consummation of the Roku Transaction and certain other customary conditions, a $1.0 billion senior unsecured term loan facility (referred to as the Term Loan Facility). Subject to certain conditions, the Company has the ability to incur up to $1.0 billion of additional term loans under the facility. Borrowings under the Term Loan Facility will be used to fund the cash portion of the Merger consideration. The facility matures on the date that is two years after the closing of the Roku Transaction and the Term Loan Facility is funded. The material terms of the Term Loan Agreement include the requirement that the Company maintain specific leverage ratios and limitations on indebtedness. The interest rates and fees under the Term Loan Agreement are based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current credit ratings, the interest rate on borrowings under the Term Loan Agreement would be the forward-looking term rate based on SOFR plus 1.250% and the unused commitment fee is 0.125%. As of June 30, 2026, there were no borrowings outstanding under the Term Loan Agreement.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. LEASES
Lessee Arrangements
The following amounts were recorded in the Company’s Balance Sheets relating to its operating leases and other supplemental information:

	As of June 30,
	2026	2025
	(in millions)
ROU assets	$851	$814
Lease liabilities
Current lease liabilities	$45	$41
Non-current lease liabilities	917	822
Total lease liabilities	$962	$863
Other supplemental information
Weighted average remaining lease term	14 Years	15 years
Weighted average discount rate	5%	5%
The following table presents information about the Company’s lease costs and supplemental cash flows information for leases:

	For the years ended June 30,
	2026	2025	2024
	(in millions)
Lease costs
Total lease costs(a)	$146	$146	$147
Supplemental cash flows information
Operating cash flows from operating leases	$82	$125	$126
ROU assets obtained in exchange for operating lease liabilities	$147	$19	$36

(a)	Total lease costs for fiscal 2026, 2025 and 2024 are net of sublease income of approximately $5 million, $15 million and $15 million, respectively.
The following table presents the lease payments relating to the Company’s operating leases:

As of June 30, 2026
(in millions)
Fiscal Year
2027	$81
2028	112
2029	106
2030	95
2031	84
Thereafter	948
Total lease payments	1,426
Less: imputed interest	(464)
Present value of operating lease liabilities	$962

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Lessor Arrangements
The Company’s lessor arrangements primarily relate to its owned production and office facilities at the FOX Studio Lot, which is located in Los Angeles, California. In fiscal 2026 and 2025, the Company leased production and office space on the FOX Studio Lot, which was predominantly utilized by The Walt Disney Company (“Disney”) until March of 2026.
The Company recorded total lease income for fiscal 2026, 2025 and 2024 of approximately $25 million, $45 million and $55 million, respectively, which is included in Revenues in the Statements of Operations. The Company recognizes lease payments for operating leases as revenue on a straight-line basis over the lease term and variable lease payments as revenue in the period incurred.
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
As of June 30, 2026, there were approximately 11,700 holders of record of shares of Class A Common Stock and approximately 2,400 holders of record of shares of Class B Common Stock.
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Stock Repurchase Program
The Company’s Board previously authorized a stock repurchase program under which the Company can repurchase $7 billion of Class A Common Stock and Class B Common Stock. In August 2025, the Board authorized incremental stock repurchases of an additional $5 billion of Common Stock. With this increase, the Company’s total stock repurchase authorization is now $12 billion. The program has no time limit and may be modified, suspended or discontinued at any time. As of June 30, 2026, the Company’s remaining stock repurchase authorization was approximately $3.4 billion.
Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.
Fiscal 2026
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
Fiscal 2024
In connection with the stock repurchase program, the Company entered into an ASR agreement in February 2023. Upon final settlement of the ASR, the Company received a final delivery of approximately 7.8 million shares of Class A Common Stock in August 2023. The number of shares received upon final settlement were determined using a price of $33.03 per share (the volume-weighted average market price of the Class A Common Stock on the Nasdaq during the term of the ASR agreement less a discount, less the initial deliveries). The final settlement of Class A Common Stock was accounted for as a forward contract indexed to the Class A Common Stock and qualified as an equity transaction.
In addition to the shares purchased under the ASR agreements, the Company repurchased shares of Class A Common Stock and Class B Common Stock in the open market during fiscal 2026, 2025 and 2024.
The following table summarizes the Company’s repurchases of its Class A Common Stock and Class B Common Stock:

	For the years ended June 30,
	2026	2025	2024
	(in millions)
Total cost of repurchases(a)	$2,000	$1,000	$1,000
Total number of shares repurchased	32	21	40

(a)	These amounts exclude any fees, commissions, excise taxes or other costs associated with the share repurchases.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Stockholders Agreement
On September 8, 2025, the Company entered into a stockholders agreement (the “2025 Stockholders Agreement”) with LGC Holdco, LLC (“LGC Holdco”) and certain Murdoch family trusts (collectively, the “LGC Family Trusts”). In connection with this, the stockholders agreement between the Company and the Murdoch Family Trust (See Note 11—Stockholders’ Equity in the 2025 Form 10-K) was terminated. The 2025 Stockholders Agreement limits the LGC Family Trusts and LGC Holdco from owning, collectively with certain Murdoch family members (the “Murdoch Individuals”), more than 44% of the outstanding voting power of the shares of Class B Common Stock and requires the LGC Family Trusts and LGC Holdco to forfeit votes to the extent necessary to ensure that the Murdoch Individuals, the LGC Family Trusts and LGC Holdco collectively do not exceed 44% of the outstanding voting power of the shares of Class B Common Stock, except where a Murdoch Individual votes their own shares differently from the others on any matter. In addition, the 2025 Stockholders Agreement provides the Company with a right of first refusal with respect to any underwritten public offering of the shares of Class B Common Stock held by the LGC Family Trusts or LGC Holdco to anyone other than the Murdoch Individuals and their affiliates, subject to certain exceptions, and provides the LGC Family Trusts and LGC Holdco with certain customary registration rights.
Dividends
The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the years ended June 30,
	2026	2025	2024
Cash dividend per share	$0.56	$0.54	$0.52
Comprehensive Income
Comprehensive income is reported in the Statements of Comprehensive Income and consists of Net income and Other comprehensive income (loss), including benefit plan adjustments, which affect stockholders’ equity, and under GAAP, are excluded from Net income.
The following tables summarize the activity within Other comprehensive income (loss):

	For the year ended June 30, 2026
	Before tax	Tax benefit (provision)	Net of tax
	(in millions)
Benefit plan and cumulative translation adjustments
Unrealized gains	$19	$(5)	$14
Reclassifications realized in net income(a)	6	(3)	3
Other comprehensive income	$25	$(8)	$17

	For the year ended June 30, 2025
	Before tax	Tax benefit (provision)	Net of tax
	(in millions)
Benefit plan and cumulative translation adjustments
Unrealized losses	$(32)	$8	$(24)
Reclassifications realized in net income(a)	1	—	1
Cumulative translation adjustment	6	—	6
Other comprehensive loss	$(25)	$8	$(17)

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended June 30, 2024
	Before tax	Tax benefit (provision)	Net of tax
	(in millions)
Benefit plan adjustments and other
Unrealized gains	$47	$(11)	$36
Reclassifications realized in net income(a)	8	(2)	6
Other comprehensive income	$55	$(13)	$42

(a)	Reclassifications of amounts related to benefit plan adjustments are included in Non-operating other, net in the Statements of Operations (See Note 15—Pension and Other Postretirement Benefits for additional information).
Accumulated other comprehensive loss
The following table summarizes the components of Accumulated other comprehensive loss, net of tax:

	As of June 30,
	2026	2025	2024
	(in millions)
Benefit plan adjustments and other	$(109)	$(126)	$(103)
Cumulative translation adjustment	2	2	(4)
Accumulated other comprehensive loss, net of tax	$(107)	$(124)	$(107)
NOTE 12. EQUITY-BASED COMPENSATION
The Company maintains the Fox Corporation 2019 Shareholder Alignment Plan (the “SAP”), under which stock options (including performance-based stock options (“PSOs”), stock appreciation rights, restricted and unrestricted stock, RSUs, performance stock units “PSUs”) and other types of FOX or subsidiary equity awards may be granted.
The Company’s officers, directors and employees are eligible to participate in the SAP. The maximum number of shares of Class A Common Stock that may be issued under the SAP is 65 million shares. As of June 30, 2026, the remaining number of shares of Class A Common Stock available for issuance under the SAP was approximately 28 million.
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The following table summarizes the activity related to RSUs and target PSUs granted to the Company’s employees to be settled in stock (RSUs and PSUs in thousands):

	Fiscal 2026		Fiscal 2025		Fiscal 2024
	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value
RSUs and PSUs
Unvested units at beginning of the year	4,940	$36.75	4,801	$35.20	4,284	$33.72
Granted	1,523	45.90	1,945	37.58	3,209	35.13
Vested	(2,325)	36.84	(1,685)	34.68	(2,153)	31.97
Cancelled	(80)	43.23	(121)	39.57	(539)	35.28
Unvested units at the end of the year(a)	4,058	$42.48	4,940	$36.75	4,801	$35.20

(a)	The intrinsic value of unvested RSUs and target PSUs as of June 30, 2026 was approximately $170 million.
Stock Options
Stock options are awards that entitle the holder to purchase a specified number of shares of Class A Common Stock at a specified price for a specified period of time and become exercisable over time, subject to the terms and conditions of the SAP, the applicable award documents and such other terms and conditions as the Compensation Committee of the Board may establish. There were no stock options granted during fiscal 2026, 2025, or 2024.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The PSOs granted during fiscal 2026, 2025 and 2024 will vest in full at the end of the applicable three-year performance period as the market condition has been met, and have a term of seven years thereafter.
The following table summarizes information about the Company’s stock options and PSOs granted under the SAP during fiscal 2026, 2025 and 2024 (options in thousands):

	Fiscal 2026		Fiscal 2025		Fiscal 2024
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at the beginning of the year	16,277	$35.14	18,326	$33.75	17,048	$33.12
Granted	2,380	54.06	3,386	38.98	3,927	34.77
Exercised(a)	(4,341)	36.01	(5,243)	32.67	(1,216)	27.85
Cancelled	(215)	39.59	(192)	37.77	(1,433)	34.30
Outstanding at the end of the year(b)	14,101	$37.99	16,277	$35.14	18,326	$33.75
Exercisable at the end of the year(c)	4,954	$31.99	5,907	$34.08	8,158	$32.95
Weighted average grant-date fair value of options granted		$18.05		$11.67		$10.30
Weighted average remaining contractual term of options outstanding at the end of the year		6.90 years		6.35 years		5.97 years
Weighted average remaining contractual term of options exercisable at the end of the year		4.98 years		3.51 years		3.51 years

(a)	During fiscal 2026, 2025 and 2024, the Company received approximately $156 million, $171 million and $34 million, respectively, in cash payments from the exercise of options.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(b)	The intrinsic value of options outstanding as of June 30, 2026, 2025 and 2024 was $204.2 million, $340.2 million and $31.7 million, respectively.
(c)	The intrinsic value of options exercisable as of June 30, 2026, 2025 and 2024 was $99.9 million, $129.7 million and $28.7 million, respectively.
The fair value of each PSO grant is estimated on the date of grant with the following weighted average assumptions used for grants during fiscal 2026, 2025 and 2024:

	For the years ended June 30,
	2026	2025	2024
Expected volatility	32.19%	30.17%	31.63%
Risk-free interest rate	4.23%	3.86%	3.96%
Expected dividend yield	1.00%	1.39%	1.44%
Expected term	6.50 years	7.15 years	6.50 years
The following table summarizes the Company’s equity-based compensation:

	For the years ended June 30,
	2026	2025	2024
	(in millions)
Equity-based compensation	$132	$135	$90
Intrinsic value of all settled equity-based awards	$245	$134	$78
Tax benefit on settled equity-based awards	$37	$24	$12
As of June 30, 2026, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $95 million and is expected to be recognized over a weighted average period between two and three years.
NOTE 13. RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company enters into transactions with related parties to buy and/or sell programming and purchase and/or sell advertising.
For fiscal 2026, 2025 and 2024, the related party revenue and expense were not material (See Note 14—Commitments and Contingencies and Note 4—Restructuring, impairment and other corporate matters for information related to U.K. Newspaper Matters Indemnity obligation to News Corporation).
As of June 30, 2026 and 2025, the amounts due to related parties were $82 million and $67 million, respectively, which were included in Accounts payable, accrued expenses and other current liabilities and Other liabilities in the Balance Sheets.
NOTE 14. COMMITMENTS AND CONTINGENCIES
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2026:

	As of June 30, 2026
	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Borrowings	$6,650	$—	$2,000	$600	$4,050
Licensed programming	24,365	5,746	10,619	6,734	1,266
Other commitments and contractual obligations	2,247	715	1,049	359	124
Total commitments	$33,262	$6,461	$13,668	$7,693	$5,440
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
Other commitments and contractual obligations
Primarily includes obligations relating to technology agreements, talent costs and television rating services agreements.
Leases
See Note 10—Leases.
Pension and other postretirement benefits
The total accrued net benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2026 was $266 million (See Note 15—Pension and Other Postretirement Benefits). This amount is affected by, among other items, statutory funding levels, changes in plan demographics and assumptions and investment returns on plan assets. Because of the current overall funded status of the Company’s material plans, the accrued liability does not represent expected near-term liquidity needs and, accordingly, this amount is not included in the contractual obligations table.
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
U.K. Newspaper Matters Indemnity
In connection with the separation of Twenty-First Century Fox, Inc. (“21CF”) and News Corporation in June 2013 (the “21CF News Corporation Separation”), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the separation agreement entered into connection with the separation of 21CF and the Company in 2019 and 21CF becoming a wholly-owned subsidiary of Disney (the “Disney Transaction”), the Company assumed certain costs and liabilities related to the U.K. Newspaper Matters Indemnity. The liability recorded in the Balance Sheets related to the indemnity was approximately $20 million and $30 million as of June 30, 2026 and June 30, 2025, respectively.
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
On January 6, 2025, Disney and Fubo announced that they entered into an agreement to combine the Hulu + Live TV business with Fubo, forming a combined virtual MVPD company (the “Disney/Fubo Transaction”). In conjunction with the Disney/Fubo Transaction, Fubo and the defendants settled the Venu Sports lawsuit and the defendants made an aggregate $220 million settlement payment to Fubo, of which approximately $80 million was the Company’s portion, which was recorded in Restructuring, impairment and other corporate matters in the Statements of Operations during the three months ended December 31, 2024. On January 10, 2025, the defendants announced their decision to discontinue the Venu Sports joint venture and not launch its streaming service effective immediately, and as a result the Company wrote off the previously capitalized costs. The Disney/Fubo Transaction closed in October 2025.
Tax Contingencies
The Company’s operations are subject to tax primarily in various domestic jurisdictions and as a matter of course, the Company is regularly audited by federal and state tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. In connection with the Disney Transaction, each member of the 21CF consolidated group, which includes 21CF, the Company (prior to the Disney Transaction) and 21CF’s other subsidiaries, is jointly and severally liable for the U.S. federal income and, in certain jurisdictions, state tax liabilities of each other member of the consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21CF consolidated group. The tax matters agreement entered into in connection with the Disney Transaction requires 21CF and/or Disney to indemnify the Company for any such liability. Disputes or assessments could arise during current or future audits by the IRS and other jurisdictional tax authorities in amounts that the Company cannot quantify.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Pension and postretirement plans that are sponsored by the Company are accounted for as defined benefit pension plans. Accordingly, the funded and unfunded position of each plan is recorded in the Balance Sheets. Actuarial gains and losses that have not yet been recognized through income are recorded in Accumulated other comprehensive loss net of taxes, and they are systematically amortized as a component of net periodic benefit cost. The Company’s benefit obligation for the plans is calculated using assumptions which the Company reviews on a regular basis. The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2026, 2025 and 2024.
The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The following table sets forth the change in the projected benefit obligation, change in the fair value of plan assets and funded status for the Company’s pension and postretirement benefit plans:

	Pension benefits		Postretirement benefits
	As of June 30,
	2026	2025	2026	2025
	(in millions)
Projected benefit obligation, beginning of the year	$1,155	$1,119	$44	$45
Service cost	23	23	—	1
Interest cost	55	57	2	2
Benefits paid	(44)	(44)	(2)	(3)
Settlements(a)	(41)	(37)	—	—
Actuarial (gains) losses(b)	(5)	37	(3)	(1)
Plan amendments	3	—	—	—
Projected benefit obligation, end of the year	1,146	1,155	41	44
Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	904	891	—	—
Actual return on plan assets	66	54	—	—
Employer contributions	36	40	2	3
Benefits paid	(44)	(44)	(2)	(3)
Settlements(a)	(41)	(37)	—	—
Fair value of plan assets, end of the year	921	904	—	—
Funded status(c)	$(225)	$(251)	$(41)	$(44)
Grantor Trust assets(c)	$262	$265	$—	$—

(a)	Represents the full settlement of former employees’ deferred pension benefit obligations through lump sum payments.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(b)
Actuarial gains for June 30, 2026 were primarily due to higher interest rates and actuarial losses for June 30, 2025 were primarily due to a change in the mortality assumption utilized in measuring the plan obligations.

(c)	The Company has established an irrevocable grantor trust (the “Grantor Trust”), administered by an independent trustee, with the intention of making cash contributions to the Trust to fund certain future pension benefit obligations of the Company. The assets in the Grantor Trust are unsecured funds of the Company and can be used to satisfy the Company’s obligations in the event of bankruptcy or insolvency.
Amounts recognized in the Balance Sheets consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2026	2025	2026	2025
	(in millions)
Pension assets	$26	$10	$—	$—
Accrued pension liabilities	(251)	(261)	(41)	(44)
Net amounts recognized	$(225)	$(251)	$(41)	$(44)
Amounts recognized in Accumulated other comprehensive loss, before tax, consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2026	2025	2026	2025
	(in millions)
Actuarial losses (gains)	$169	$196	$(27)	$(27)
Prior service cost	3	1	—	—
Net amounts recognized	$172	$197	$(27)	$(27)
Accumulated pension benefit obligations were $1.05 billion as of June 30, 2026 and 2025. As of June 30, 2026 and 2025, the fair value of plan assets exceeds the projected benefit obligation and accumulated benefit obligation for each funded plan. As of June 30, 2026 and 2025, the projected benefit obligation and accumulated benefit obligation exceeds the fair value of plan assets for each unfunded plan. Information about funded and unfunded pension plans is presented below:

	Funded plans		Unfunded plans
	As of June 30,
	2026	2025	2026		2025
	(in millions)
Projected benefit obligation	$895	$894	$251		$261
Accumulated benefit obligation	806	794	245		256
Fair value of plan assets	921	904	—	(a)	—	(a)

(a)	The fair value of the assets in the Grantor Trust as of June 30, 2026 and 2025 was $262 million and $265 million, respectively.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The components of net periodic benefit costs were as follows:

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2026	2025	2024	2026	2025	2024
	(in millions)
Service cost	$23	$23	$27	$—	$1	$—
Interest cost	55	57	61	2	2	2
Expected return on plan assets	(52)	(50)	(45)	—	—	—
Amortization of deferred losses (gains)	9	5	12	(3)	(4)	(4)
Net periodic benefit costs	$35	$35	$55	$(1)	$(1)	$(2)
The components of net periodic benefit costs other than the service cost component are included in Non- operating other, net in the Statements of Operations.

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2026	2025	2024	2026	2025	2024
Additional information
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.5%	5.5%	5.5%	5.4%	5.3%	5.4%
Weighted-average assumptions used to determine net periodic benefit costs
Discount rate for service cost	5.6%	5.5%	5.3%	5.6%	5.5%	5.3%
Discount rate for interest cost	5.0%	5.3%	5.4%	4.9%	5.3%	5.4%
Expected return on plan assets	5.9%	5.6%	5.3%	N/A	N/A	N/A

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
The following assumed health care cost trend rates were also used in accounting for postretirement benefits:

	Postretirement benefits
	As of June 30,
	2026	2025
Health care cost trend rate	8.0%	6.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	4.9%
Year that the rate reaches the ultimate trend rate	2038	2031
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

	Expected benefit payments
	Pension benefits	Postretirement benefits
	(in millions)
Fiscal year
2027	$93	$3
2028	91	3
2029	95	4
2030	97	4
2031	99	4
2032-2036	466	18
The above table presents expected benefit payments for the postretirement benefits net of a nominal amount of U.S. Medicare subsidy receipts per year.
Plan Assets and Grantor Trust
The following tables present Plan assets for the Company’s funded pension plans and Grantor Trust assets to fund certain future unfunded pension benefit obligations of the Company. The assets are classified by level within the fair value hierarchy, as described in Note 6—Fair Value, as of June 30, 2026 and 2025:

	As of June 30, 2026
		Fair value measurements at reporting date using	Assets measured
	Total	Level 1	at NAV(a)
	(in millions)
Pension plan assets
Pooled funds(b)
Money market funds	$43	$43	$—
Domestic equity funds	105	105	—
Domestic fixed income funds(c)	588	588	—
International equity funds	87	87	—
Balanced funds	63	63	—
Partnership interests	35	—	35
Total fair value of plan assets	$921	$886	$35

Grantor Trust assets
Pooled funds(b)
Money market funds	$1	$1	$—
Domestic fixed income funds(c)	132	132	—
Balanced funds	15	15	—
Domestic government obligations(d)	113	113	—
Other(e)	1	1	—
Total fair value of Grantor Trust assets	$262	$262	$—

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2025
		Fair value measurements at reporting date using	Assets measured
	Total	Level 1	at NAV(a)
	(in millions)
Pension plan assets
Pooled funds(b)
Money market funds	$35	$35	$—
Domestic equity funds	116	116	—
Domestic fixed income funds(c)	582	582	—
International equity funds	83	83	—
Balanced funds	55	55	—
Partnership interests	33	—	33
Total fair value of plan assets	$904	$871	$33

Grantor Trust assets
Pooled funds(b)
Money market funds	$8	$8	$—
Domestic fixed income funds(c)	68	68	—
Balanced funds	60	60	—
Domestic government obligations(d)	128	128	—
Other(e)	1	1	—
Total fair value of Grantor Trust assets	$265	$265	$—

(a)	Investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent) as a practical expedient are excluded from the fair value hierarchy disclosure. These investments have monthly liquidity.
(b)	Pooled funds that have a readily determinable fair value are valued at the regularly published NAV.
(c)	Domestic fixed income funds consist primarily of investment grade securities.
(d)	Government obligations consist of investment grade securities whose fair value is based on observable market data obtained from dealers and brokers.
(e)	Includes cash and cash equivalents.
The investment objective for the funded pension plans is to grow assets at a level commensurate with the growth in the liability while minimizing funded status volatility. The asset allocation strategy will change over time by shifting assets from return seeking assets to liability hedging assets upon the achievement of certain funding milestones. Return seeking assets are diversified across equity, fixed income and other investments and liability hedging assets are primarily fixed income investments, which are managed to correlate highly with the pension liabilities to reduce interest rate risk. The target asset allocation on June 30, 2026 is 32% return seeking assets and 68% liability hedging assets which approximates the actual asset allocation as of June 30, 2026. Assets are generally managed by external investment managers. The expected long-term rate of return on asset assumption is determined using the current target asset allocation and applying expected future returns for the various asset classes and correlations amongst the asset classes.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The funded plans weighted-average asset allocation, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2026	2025
Asset category
Equity investments	21%	22%
Fixed income investments, including cash	72	72
Other	7	6
Total	100%	100%
Required pension plan contributions for the next fiscal year are not expected to be material; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.
Defined Contribution Plans
The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $78 million, $74 million and $70 million for fiscal 2026, 2025 and 2024, respectively.
NOTE 16. INCOME TAXES
The following table summarizes Income before income tax expense by U.S. and foreign jurisdictions:

	For the years ended June 30,
	2026	2025	2024
	(in millions)
U.S.	$2,274	$3,052	$2,097
Foreign	4	9	7
Income before income tax expense	$2,278	$3,061	$2,104
Significant components of the Company’s provision for income tax expense were as follows:

	For the years ended June 30,
	2026	2025	2024
	(in millions)
Current
Federal	$198	$455	$300
State and local	69	138	41
Foreign	13	11	6
Total current	280	604	347
Deferred
Federal	259	164	168
State and local	14	1	36
Foreign	(2)	(1)	(1)
Total deferred	271	164	203
Provision for income taxes	$551	$768	$550

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table is a reconciliation of income tax computed at the statutory rate to income tax expense:

	For the years ended June 30,
	2026		2025		2024
	Amount	%	Amount	%	Amount	%
	(in millions, except %)
U.S. federal income tax rate	$478	21%	$643	21%	$442	21%
State and local income tax, net of federal income tax effect(a)	62	3	107	3	55	3
Foreign tax effects	—	—	4	—	—	—
Tax credits - research and development	(9)	—	(14)	—	(17)	(1)
Valuation allowance movement	(1)	—	10	—	37	2
Nontaxable or nondeductible items
Nondeductible compensation	30	1	17	1	18	1
Tax (windfall) shortfall on share-based payment awards	(26)	(1)	(7)	—	(1)	—
Other	16	1	17	—	16	1
Changes in unrecognized tax benefits	5	—	2	—	5	—
Other	(4)	(1)	(11)	—	(5)	(1)
Effective tax rate	$551	24%	$768	25%	$550	26%

(a)	State taxes in California, New York, Pennsylvania, New Jersey and Massachusetts contributed to the majority of the tax effect in this category in fiscal 2026, 2025 and 2024.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of the components of the deferred tax accounts:

	As of June 30,
	2026	2025
	(in millions)
Deferred tax assets
Basis difference(a)	$2,108	$2,288
Operating lease liabilities	233	210
Sports rights contracts	70	90
Tax credit carryforwards	51	45
Net operating loss carryforwards	48	48
Equity-based compensation	47	44
Other	197	339
Total deferred tax assets	2,754	3,064
Deferred tax liabilities
Operating lease ROU assets	(206)	(198)
Accrued liabilities	—	(10)
Total deferred tax liabilities	(206)	(208)
Net deferred tax asset before valuation allowance	2,548	2,856
Less: valuation allowance	(109)	(140)
Total net deferred tax assets(b)	$2,439	$2,716

(a)
As a result of the Disney Transaction (See Note 14—Commitments and Contingencies under the heading "Tax Contingencies"), which was a taxable transaction for which the estimated tax liability of $5.8 billion was included in the transaction tax paid by the Company, FOX obtained a tax basis in its assets equal to their respective fair market values. This amount includes the remaining estimated deferred tax asset recorded as a result of the additional tax basis.

(b)	Includes a $4 million and $5 million deferred tax liability recorded in Other liabilities in the Balance Sheets as of June 30, 2026 and 2025, respectively.
As of June 30, 2026, the Company had $48 million of tax attributes from net operating loss carryforwards available to offset future taxable income. A substantial portion of these losses can be carried forward indefinitely. As of June 30, 2026, the Company has $51 million of tax credit carryforwards primarily attributable to the corporate alternative minimum tax credit which can be carried forward indefinitely.
The net decrease in the valuation allowance to $109 million as of June 30, 2026 was primarily due to the valuation allowance decrease on the basis difference deferred tax asset.

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the change in the uncertain tax positions, excluding interest and penalties:

	For the years ended June 30,
	2026	2025	2024
	(in millions)
Balance, beginning of year	$50	$26	$26
Additions for prior year tax positions(a)	3	26	6
Reduction for prior year tax positions(b)	—	(2)	(6)
Balance, end of year	$53	$50	$26

(a)
The additions for prior year tax positions in fiscal 2026 is primarily due to state tax matters. The additions for prior year tax positions in fiscal 2025 is primarily due to federal tax matters related to the corporate alternative minimum tax. The additions for prior year tax positions in fiscal 2024 is primarily due to the impact of state tax law changes.

(b)	The reduction for tax positions was primarily due to audit settlements or the expiration of statute of limitations.
The Company recognizes interest and penalty charges related to uncertain tax positions as income tax (expense) benefit. The Company recorded liabilities for accrued interest of $19 million and $15 million as of June 30, 2026 and 2025, respectively, and the amounts of interest income/expense recorded in each of fiscal 2026, 2025 and 2024 were not material.
The Company is subject to tax primarily in various domestic jurisdictions and, as a matter of ordinary course, the Company is regularly audited by federal and state tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not anticipate that the resolution of these pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. The movement in the balance of uncertain tax positions in fiscal 2026 is primarily attributable to state tax matters. As of June 30, 2026 and 2025, $22 million and $20 million respectively, would affect the Company's effective income tax rate if the Company's position with respect to the uncertainties is sustained.
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
The tables below present summarized financial information for each of the Company’s reportable segments and Corporate and Other.

	For the years ended June 30,
	2026	2025	2024
	(in millions)
Revenues
Cable Network Programming	$7,348	$6,930	$5,955
Television	9,666	9,325	7,875
Total segment revenues	17,014	16,255	13,830
Corporate and Other	526	244	209
Eliminations	(414)	(199)	(59)
Total revenues	$17,126	$16,300	$13,980
Segment EBITDA
Cable Network Programming	$3,099	$3,030	$2,693
Television	1,438	945	506
Total segment EBITDA	4,537	3,975	3,199
Corporate and Other	(631)	(351)	(316)
Amortization of cable distribution investments	—	(10)	(16)
Depreciation and amortization	(410)	(385)	(389)
Restructuring, impairment and other corporate matters	(151)	(350)	(67)
Equity losses of affiliates	(20)	(29)	(44)
Interest expense, net	(274)	(227)	(216)
Non-operating other, net	(773)	438	(47)
Income before income tax expense	2,278	3,061	2,104
Income tax expense	(551)	(768)	(550)
Net income	1,727	2,293	1,554
Less: Net income attributable to noncontrolling interests	(42)	(30)	(53)
Net income attributable to Fox Corporation stockholders	$1,685	$2,263	$1,501

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the years ended June 30,
	2026	2025	2024
	(in millions)
Reconciliation of Revenues to Segment EBITDA
Cable Network Programming
Revenues	$7,348	$6,930	$5,955
Operating expenses	(3,562)	(3,275)	(2,668)
Selling, general and administrative	(687)	(635)	(610)
Amortization of cable distribution investments	—	10	16
Segment EBITDA	$3,099	$3,030	$2,693
Television
Revenues	$9,666	$9,325	$7,875
Operating expenses	(7,101)	(7,308)	(6,372)
Selling, general and administrative	(1,127)	(1,072)	(997)
Segment EBITDA	$1,438	$945	$506

	For the years ended June 30,
	2026	2025	2024
	(in millions)
Revenues by Segment by Component
Cable Network Programming
Distribution	$4,662	$4,440	$4,291
Advertising	1,687	1,531	1,262
Content and other	999	959	402
Total Cable Network Programming revenues	7,348	6,930	5,955
Television
Advertising	5,652	5,334	4,182
Distribution	3,346	3,340	3,136
Content and other	668	651	557
Total Television revenues	9,666	9,325	7,875
Corporate and Other	526	244	209
Eliminations	(414)	(199)	(59)
Total revenues	$17,126	$16,300	$13,980
For fiscal 2026, 2025 and 2024, the Company had no individual customers that accounted for 10% or more of Revenues.

	For the years ended June 30,
	2026	2025	2024
	(in millions)
Depreciation and amortization
Cable Network Programming	$105	$94	$77
Television	126	119	117
Corporate and Other	179	172	195
Total depreciation and amortization	$410	$385	$389

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the years ended June 30,
	2026	2025	2024
	(in millions)
Capital expenditures
Cable Network Programming	$147	$127	$161
Television	189	82	76
Corporate and Other	166	122	108
Total capital expenditures	$502	$331	$345

	As of June 30,
	2026	2025
	(in millions)
Assets
Cable Network Programming	$3,216	$2,895
Television	8,829	7,924
Corporate and Other	9,472	10,755
Investments	965	1,621
Total assets	$22,482	$23,195

	As of June 30,
	2026	2025
	(in millions)
Goodwill and intangible assets, net
Cable Network Programming	$1,286	$1,290
Television	4,554	4,636
Corporate and Other	677	682
Total goodwill and intangible assets, net	$6,517	$6,608
NOTE 18. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	For the years ended June 30,
	2026	2025	2024
	(in millions, except per share amounts)
Net income attributable to Fox Corporation stockholders	$1,685	$2,263	$1,501
Weighted average shares - basic	431	455	478
Shares issuable under equity-based compensation plans(a)	8	6	2
Weighted average shares - diluted	439	461	480
Net income attributable to Fox Corporation stockholders per share - basic	$3.91	$4.97	$3.14
Net income attributable to Fox Corporation stockholders per share - diluted	$3.84	$4.91	$3.13

(a)	Weighted average common shares include the incremental shares that would be issued upon the assumed vesting of RSUs, PSUs and stock options (including PSOs) if the effect is dilutive, and, for those shares that are contingently issuable, if all necessary conditions have been satisfied for the periods presented (See Note 12—Equity-Based Compensation).

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19. VALUATION AND QUALIFYING ACCOUNTS
The changes in valuation and qualifying accounts were as follows:

	Balance as of beginning of year	Additions	Utilization	Other	Balance as of end of year
	(in millions)
Fiscal 2026
Allowance for credit losses	$(50)	$(17)	$6	$—	$(61)
Deferred tax valuation allowance	(140)	(7)	10	28	(109)

Fiscal 2025
Allowance for credit losses	$(44)	$(9)	$3	$—	$(50)
Deferred tax valuation allowance	(119)	(15)	1	(7)	(140)

Fiscal 2024
Allowance for credit losses	$(44)	$(8)	$5	$3	$(44)
Deferred tax valuation allowance	(72)	(52)	3	2	(119)
NOTE 20. ADDITIONAL FINANCIAL INFORMATION
Interest Expense, net
The following table sets forth the components of Interest expense, net included in the Statements of Operations:

	For the years ended June 30,
	2026	2025	2024
	(in millions)
Interest expense	$(401)	$(403)	$(405)
Interest income	127	176	189
Total interest expense, net	$(274)	$(227)	$(216)
Non-Operating Other, net
The following table sets forth the components of Non-operating other, net included in the Statements of Operations:

	For the years ended June 30,
	2026	2025	2024
	(in millions)
Net (losses) gains on investments in equity securities(a)	$(761)	$449	$(189)
Gain on sale of assets(b)	—	—	166
Other	(12)	(11)	(24)
Total non-operating other, net	$(773)	$438	$(47)

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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of June 30,
	2026	2025
	(in millions)
Investments(a)	$965	$1,621
Operating lease assets	851	814
Inventories, net	845	742
Grantor Trust assets	244	246
Other	322	309
Total other non-current assets	$3,227	$3,732

(a)	Includes investments accounted for at fair value on a recurring basis of $467 million and $1.2 billion as of June 30, 2026 and 2025, respectively (See Note 6—Fair Value).
Accounts Payable, Accrued Expenses and Other Current Liabilities
The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of June 30,
	2026	2025
	(in millions)
Accrued expenses	$1,204	$1,081
Programming payable	801	1,070
Deferred revenue	272	299
Operating lease liabilities	45	41
Other current liabilities	345	406
Total accounts payable, accrued expenses and other current liabilities	$2,667	$2,897
Other Liabilities
The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of June 30,
	2026	2025
	(in millions)
Non-current operating lease liabilities	$917	$822
Accrued non-current pension/postretirement liabilities	263	276
Other non-current liabilities	215	243
Total other liabilities	$1,395	$1,341
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

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
value measurements of the Company’s redeemable noncontrolling interests are EBITDA (as defined in Note 17—Segment Information) projections, discount rates, long-term growth rates and multiples. Significant changes in these long-term assumptions may result in a significantly different value.
The put right held by the Credible minority interest shareholder was exercised in December 2024 and was settled during fiscal 2026. The put right held by the entertainment production company’s minority shareholder will become exercisable in fiscal 2029. The put right held by the digital media company’s minority shareholders will become exercisable in fiscal 2030.
The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the years ended June 30,
	2026	2025	2024
	(in millions)
Beginning of year	$288	$242	$213
Acquisitions(a)	—	27	—
Net income (loss)	5	(1)	(1)
Redemption of noncontrolling interests	(208)	—	—
Accretion and redemption value adjustments	1	20	30
End of year	$86	$288	$242

(a)	See Note 3—Acquisitions, Disposals and Other Transactions.
Future Performance Obligations
As of June 30, 2026, approximately $6 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to distribution contracts, content licensing contracts with fixed fees and sports advertising contracts. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.
Supplemental Information
The following table summarizes supplemental information on the Statements of Cash Flows:

	For the years ended June 30,
	2026	2025	2024
	(in millions)
Supplemental cash flow information
Cash paid for interest	$(440)	$(402)	$(398)

Cash paid for income taxes
Federal	$(245)	$(394)	$(207)
State	(77)	(113)	(18)
Foreign	(13)	(8)	(7)
Total cash paid for income taxes	$(335)	$(515)	$(232)

FOX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21. SUBSEQUENT EVENTS
Subsequent to June 30, 2026, the Company increased its semi-annual dividend and declared a semi-annual dividend of $0.29 per share on both the Class A Common Stock and the Class B Common Stock. The dividend declared is payable on September 23, 2026 with a record date for determining dividend entitlements of September 02, 2026.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 56 and 57, respectively, and are incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the Company’s Definitive Proxy Statement to be filed in connection with its 2026 Annual Meeting of Stockholders pursuant to Regulation 14A.

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
2.1
Separation Agreement, dated as of March 19, 2019, between Twenty-First Century Fox, Inc. and Fox Corporation (the “Registrant”) (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 14, 2019 and filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2019 (the “March 2019 Form 8-K”)). ѱ

2.2
Tax Matters Agreement, dated as of March 19, 2019, between Twenty-First Century Fox, Inc., the Registrant and The Walt Disney Company (incorporated herein by reference to Exhibit 2.2 to the March 2019 Form 8-K).ѱ

2.3
Agreement and Plan of Merger, dated as of June 14, 2026, among the Registrant, Roku, Inc. (“Roku”), Falcon Merger Sub 1, Inc. and Falcon Merger Sub 2, LLC. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated June 14, 2026 and filed with the SEC on June 15, 2026 (the “June 2026 Form 8-K”)).ѱ

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022).

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

10.6	Form of Employment Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).+

10.7	Form of Employment Extension Letter (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 11, 2026 and filed with the SEC on June 11, 2026).+

10.8	Letter Agreement between Lachlan K. Murdoch and News Corporation dated November 17, 2008 (incorporated herein by reference to Exhibit 10.6 to the March 2019 Form 10-Q).+

10.9
Letter Agreements between John P. Nallen and News Corporation dated January 1, 2005 and November 17, 2008, as amended through June 3, 2013 (incorporated herein by reference to Exhibit 10.7 to the March 2019 Form 10-Q).+

10.10
Letter Agreement between Steven Tomsic and the Registrant dated November 17, 2023 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023).+

10.11
Credit Agreement, dated as of June 14, 2023, among the Registrant, as Borrower, the initial lenders named therein, the initial issuing banks named therein, Citibank, N.A., as Administrative Agent, Deutsche Bank Securities Inc. and Goldman Sachs Bank USA, as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents, and Citibank, N.A., Deutsche Bank Securities Inc., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 14, 2023 and filed with the SEC on June 15, 2023).ѱ

10.12
Term Loan Credit Agreement, dated as of June 30, 2026, by and among the Registrant, as Borrower, the initial lenders named therein and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 30, 2026 and filed with the SEC on June 30, 2026).ѱ

10.13
Termination Agreement, dated as of September 8, 2025, by and between the Registrant and the Murdoch Family Trust (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 8, 2025 and filed with the SEC on September 10, 2025 (the “September 2025 Form 8-K”)).

10.14
Stockholders Agreement, dated as of September 8, 2025, by and between the Registrant, LGC Holdco, LLC, LGC Family Trust for the Benefit of Lachlan Murdoch, LGC Family Trust for the Benefit of Chloe Murdoch and the LGC Family Trust for the Benefit of Grace Murdoch incorporated herein by reference to Exhibit 10.2 to the September 2025 Form 8-K)).

10.15
Voting and Support Agreement, dated as of June 14, 2026, among the Registrant, Anthony Wood and the other Roku stockholders party thereto (incorporated herein by reference to Exhibit 10.1 to the June 2026 Form 8-K).

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

101
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2026, 2025 and 2024; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2026, 2025 and 2024; (iii) Consolidated Balance Sheets as of June 30, 2026 and 2025; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2026, 2025 and 2024; (v) Consolidated Statements of Equity for the fiscal years ended June 30, 2026, 2025 and 2024 and (vi) Notes to the Consolidated Financial Statements.*

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
Date: August 6, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Lachlan K. Murdoch	Executive Chair and Chief Executive Officer (Principal Executive Officer)	August 6, 2026
Lachlan K. Murdoch
/S/ Steven Tomsic	Chief Financial Officer (Principal Financial and Accounting Officer)	August 6, 2026
Steven Tomsic
/S/ Tony Abbott AC	Director	August 6, 2026
Tony Abbott
/S/ William A. Burck	Director	August 6, 2026
William A. Burck
/S/ Chase Carey	Director	August 6, 2026
Chase Carey
/S/ Roland A. Hernandez	Director	August 6, 2026
Roland A. Hernandez
/S/ Margaret L. Johnson	Director	August 6, 2026
Margaret L. Johnson
/S/ Paul D. Ryan	Director	August 6, 2026
Paul D. Ryan