Form 10-Q
period 2026-09-30
Fox Corp
filed 2026-11-02
CIK 1754301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2026, 201,552,650 shares of Class A Common Stock, par value $0.01 per share, and 220,248,764 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

FOX CORPORATION
FORM 10-Q

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended September 30,
	2026	2025
Revenues	$4,571	$3,738
Operating expenses	(2,363)	(2,121)
Selling, general and administrative	(567)	(552)
Depreciation and amortization	(118)	(98)
Restructuring, impairment and other corporate matters	(17)	8
Equity losses of affiliates	—	(1)
Interest expense, net	(80)	(50)
Non-operating other, net	(143)	(125)
Income before income tax expense	1,283	799
Income tax expense	(326)	(190)
Net income	957	609
Less: Net income attributable to noncontrolling interests	(14)	(10)
Net income attributable to Fox Corporation stockholders	$943	$599

EARNINGS PER SHARE DATA

Weighted average shares:
Basic	421	447
Diluted	428	455

Net income attributable to Fox Corporation stockholders per share:
Basic	$2.24	$1.34
Diluted	$2.20	$1.32
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	For the three months ended September 30,
	2026	2025
Net income	$957	$609
Other comprehensive loss, net of tax:
Benefit plan adjustments and other	(2)	—
Other comprehensive loss, net of tax	(2)	—
Comprehensive income	955	609
Less: Net income attributable to noncontrolling interests(a)	(14)	(10)
Comprehensive income attributable to Fox Corporation stockholders	$941	$599

(a)	Net income attributable to noncontrolling interests includes nil and $1 million for the three months ended September 30, 2026 and 2025, respectively, relating to redeemable noncontrolling interests.
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of September 30, 2026	As of June 30, 2026
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$4,536	$4,205
Receivables, net	3,657	3,455
Inventories, net	689	487
Other	320	306
Total current assets	9,202	8,453
Non-current assets
Property and equipment, net	1,850	1,842
Intangible assets, net	2,834	2,870
Goodwill	3,647	3,647
Deferred tax assets	2,316	2,443
Other non-current assets	3,244	3,227
Total assets	$23,093	$22,482
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$2,429	$2,667
Total current liabilities	2,429	2,667
Non-current liabilities
Borrowings	6,607	6,606
Other liabilities	1,400	1,395
Redeemable noncontrolling interests	86	86
Commitments and contingencies
Equity
Class A Common Stock(a)	2	2
Class B Common Stock(b)	2	2
Additional paid-in capital	7,294	7,274
Retained earnings	5,277	4,457
Accumulated other comprehensive loss	(109)	(107)
Total Fox Corporation stockholders’ equity	12,466	11,628
Noncontrolling interests	105	100
Total equity	12,571	11,728
Total liabilities and equity	$23,093	$22,482

(a)
Class A Common Stock, $0.01 par value per share, 2,000,000,000 shares authorized, 201,491,497 shares and 199,338,182 shares issued and outstanding at par as of September 30, 2026 and June 30, 2026, respectively.

(b)
Class B Common Stock, $0.01 par value per share, 1,000,000,000 shares authorized, 220,248,764 shares and 220,248,764 shares issued and outstanding at par as of September 30, 2026 and June 30, 2026, respectively.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the three months ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$957	$609
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	118	98
Restructuring, impairment and other corporate matters	17	(8)
Equity-based compensation	36	28
Equity losses of affiliates	—	1
Non-operating other, net	143	125
Deferred income taxes	127	90
Change in operating assets and liabilities, net of acquisitions and dispositions
Receivables and other assets	(192)	(437)
Inventories net of programming payable	(567)	(525)
Accounts payable and accrued expenses	(179)	(132)
Other changes, net	156	21
Net cash provided by (used in) operating activities	616	(130)
INVESTING ACTIVITIES
Property and equipment	(113)	(104)
Purchase of investments	—	(135)
Other investing activities, net	(26)	(16)
Net cash used in investing activities	(139)	(255)
FINANCING ACTIVITIES
Dividends paid and distributions	(131)	(138)
Repurchase of shares	—	(250)
Purchase of noncontrolling interest	—	(208)
Other financing activities, net	(15)	(2)
Net cash used in financing activities	(146)	(598)
Net increase (decrease) in cash and cash equivalents	331	(983)
Cash and cash equivalents, beginning of year	4,205	5,351
Cash and cash equivalents, end of period	$4,536	$4,368
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

FOX CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(IN MILLIONS)

	Class A		Class B		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Fox Corporation Stockholders’ Equity	Noncontrolling Interests(a)	Total Equity
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, June 30, 2026	200	$2	220	$2	$7,274	$4,457	$(107)	$11,628	$100	$11,728
Net income	—	—	—	—	—	943	—	943	14	957
Other comprehensive loss	—	—	—	—	—	—	(2)	(2)	—	(2)
Dividends	—	—	—	—	—	(122)	—	(122)	—	(122)
Other	2	—	—	—	20	(1)	—	19	(9)	10
Balance, September 30, 2026	202	$2	220	$2	$7,294	$5,277	$(109)	$12,466	$105	$12,571
Balance, June 30, 2025	211	$2	235	$2	$7,603	$4,479	$(124)	$11,962	$105	$12,067
Net income	—	—	—	—	—	599	—	599	9	608
Dividends	—	—	—	—	—	(125)	—	(125)	—	(125)
Shares repurchased	(4)	—	—	—	(73)	(180)	—	(253)	—	(253)
Other	2	—	—	—	27	(2)	—	25	(11)	14
Balance, September 30, 2025	209	$2	235	$2	$7,557	$4,771	$(124)	$12,208	$103	$12,311

(a)	Excludes Redeemable noncontrolling interests (See Note 11—Additional Financial Information under the heading “Redeemable Noncontrolling Interests”).

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
The accompanying Unaudited Consolidated Financial Statements of FOX have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Unaudited Consolidated Financial Statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2027.
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
These interim Unaudited Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 as filed with the Securities and Exchange Commission on August 6, 2026 (the “2026 Form 10-K”).
All intercompany transactions and accounts within the Company’s consolidated businesses have been eliminated.
The Company’s fiscal year ends on June 30 (“fiscal”) of each year. Certain fiscal 2026 amounts have been reclassified to conform to the fiscal 2027 presentation.
The Unaudited Consolidated Financial Statements are referred to as the “Financial Statements” herein. The Unaudited Consolidated Statements of Operations are referred to as the “Statements of Operations” herein. The Consolidated Balance Sheets are referred to as the “Balance Sheets” herein.
Critical accounting policies and estimates
During the three months ended September 30, 2026, the Company reassessed the useful lives of its Federal Communications Commission (“FCC”) licenses which were historically classified as indefinite-lived intangible assets and recategorized the FCC licenses as finite-lived intangible assets. FCC licenses with a gross carrying value of $2.1 billion will be amortized on a straight-line basis over 20 years beginning the three months ended September 30, 2026. The Company tested its FCC licenses for impairment immediately prior to this change and did not record any impairment in connection with this change in accounting estimate.
NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS
The Company’s acquisitions support the Company’s strategy to strengthen its core brands, grow its digital businesses and selectively enhance production capabilities for its digital and linear platforms. During the three months ended September 30, 2026 and 2025 the Company made no acquisitions.
Roku Transaction
On June 14, 2026, the Company and Roku, Inc. (“Roku”) entered into a definitive agreement (the “Merger Agreement”) under which the Company has agreed to acquire Roku for a combination of cash and FOX Class A Common Stock (the “Roku Transaction” or the “Merger”). Upon the terms and subject to the conditions of the Merger Agreement, FOX will pay $96.00 in cash and 0.9693 shares of FOX Class A Common Stock for each share of Roku Class A Common Stock and Roku Class B Common Stock outstanding immediately prior to the effective time of the merger. The exchange ratio and per share cash amount are subject to adjustment as set

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
forth in the Merger Agreement in certain circumstances relating to Roku stockholders who properly exercise appraisal rights in accordance with Delaware law. Following the completion of the Merger, Roku will be a wholly-owned subsidiary of FOX.
Each of the Boards of Directors of FOX and Roku unanimously approved the Roku Transaction, and in October 2026 FOX and Roku received the requisite stockholder approvals for the transaction. The Roku Transaction remains subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger Agreement contains customary termination rights and provides that each party will be required to pay the other party a termination fee of approximately $866 million if the Merger Agreement is terminated in certain circumstances. In addition, FOX will be required to pay Roku a termination fee of approximately $1.2 billion if the Merger Agreement is terminated under certain circumstances related to the failure to obtain certain regulatory approvals or upon the entry of a permanent restraint under certain antitrust laws or investment screening laws.
The Company expects to fund the cash portion of the Merger consideration with a combination of debt and cash on hand. In connection with the Merger Agreement, in June 2026, the Company entered into a commitment letter under which the lenders provided $12.0 billion of commitments ($11.0 billion of which is available as of September 30, 2026) to provide senior unsecured bridge loans (the “Bridge Facility”) and a term loan credit agreement under which the lenders committed to provide a $1.0 billion senior unsecured term loan facility (the “Term Loan Facility”) (See Note 5—Borrowings).
Other Transactions
In July 2025, the Company acquired a noncontrolling minority interest in a sports and entertainment company, which was recorded as an equity method investment, initially at fair value.
NOTE 3. INVENTORIES, NET
The Company’s inventories were comprised of the following:

	As of September 30, 2026	As of June 30, 2026
	(in millions)
Licensed programming, including prepaid sports rights	$1,033	$771
Owned programming	638	561
Total inventories, net	1,671	1,332
Less: current portion of inventories, net	(689)	(487)
Total non-current inventories, net	$982	$845

Owned programming
Released	$250	$258
In-process or other	388	303
Total	$638	$561
The following table presents the aggregate amortization expense related to Inventories, net included in Operating expenses in the Statements of Operations:

	For the three months ended September 30,
	2026	2025
	(in millions)
Total amortization expense	$1,186	$1,144

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables present information about financial assets and redeemable noncontrolling interests carried at fair value on a recurring basis:

	Fair value measurements
	As of September 30, 2026
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$335	$335	(a)	$—	$—
Redeemable noncontrolling interests	(65)	—		—	(65)	(b)
Total	$270	$335		$—	$(65)

	Fair value measurements
	As of June 30, 2026
	Total	Level 1		Level 2	Level 3
	(in millions)
Investments in equity securities	$467	$467	(a)	$—	$—
Redeemable noncontrolling interests	(63)	—		—	(63)	(b)
Total	$404	$467		$—	$(63)

(a)	The investments categorized as Level 1 primarily represent an investment in equity securities of Flutter Entertainment plc (“Flutter”) with a readily determinable fair value.
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
The following table sets forth the fair value and carrying value of the Company’s Borrowings:

	As of September 30, 2026	As of June 30, 2026
	(in millions)
Borrowings
Fair value	$6,238	$6,541
Carrying value	$6,607	$6,606

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Generally, the Company does not require collateral to secure receivables. As of September 30, 2026 and June 30, 2026, the Company had no individual customers that accounted for 10% or more of the Company’s receivables.
NOTE 5. BORROWINGS
Borrowings include senior notes (See Note 9—Borrowings in the 2026 Form 10-K under the heading “Public Debt – Senior Notes Issued”). The Company is party to a credit agreement providing a $1.0 billion unsecured revolving credit facility with a sub-limit of $150 million available for the issuance of letters of credit and a maturity date of June 2028 (See Note 9—Borrowings in the 2026 Form 10-K under the heading “Revolving Credit Agreement”). As of September 30, 2026, there were no borrowings outstanding under the revolving credit agreement.
The Company is also party to a term loan agreement providing for a $1.0 billion senior unsecured term loan facility with a maturity date that is two years after the closing of the Roku Transaction and the Term Loan Facility is funded (See Note 9—Borrowings in the 2026 Form 10-K under the heading “Term Loan Agreement”). As of September 30, 2026, there were no borrowings outstanding under the term loan agreement.
NOTE 6. STOCKHOLDERS’ EQUITY
Stock Repurchase Program
The Company’s Board of Directors has authorized a stock repurchase program under which the Company can repurchase $12 billion of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”). The program has no time limit and may be modified, suspended or discontinued at any time.
Repurchased shares are retired and reduce the number of shares issued and outstanding. The Company allocates the amount of the repurchase price over par value between additional paid-in capital and retained earnings.
As of September 30, 2026, the Company’s remaining stock repurchase authorization was approximately $3.4 billion.
Dividends
The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the three months ended September 30,
	2026	2025
Cash dividend per share	$0.29	$0.28

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company declared a semi-annual dividend of $0.29 per share on both the Class A Common Stock and the Class B Common Stock during the three months ended September 30, 2026, which was paid on September 23, 2026.
NOTE 7. EQUITY-BASED COMPENSATION
The Company maintains the Fox Corporation 2019 Shareholder Alignment Plan (See Note 12—Equity-Based Compensation in the 2026 Form 10-K).
The following table summarizes the Company’s equity-based compensation:

	For the three months ended September 30,
	2026	2025
	(in millions)
Equity-based compensation	$36	$28
Intrinsic value of all settled equity-based awards	$160	$156
Tax benefit on settled equity-based awards	$29	$26
The Company’s equity-based awards are settled in Class A Common Stock. As of September 30, 2026, the Company’s total estimated compensation cost, not yet recognized, related to non-vested equity awards held by the Company’s employees was approximately $200 million and is expected to be recognized over a weighted average period between two and three years.
The computation of diluted earnings per share did not include stock options or performance-based stock options outstanding during each period presented if their inclusion would have been antidilutive, and, for those shares that are contingently issuable, if all necessary conditions have not been satisfied for the periods presented.
Awards Vested, Granted and Exercised
Restricted Stock Units
During the three months ended September 30, 2026 and 2025, approximately 1.4 million and 1.6 million restricted stock units (“RSUs”) vested and approximately 1.2 million and 1.1 million RSUs were granted, respectively. These RSUs generally vest in equal annual installments over a three-year period subject to participants’ continued employment with the Company.
Performance-Based Stock Options
During the three months ended September 30, 2026 and 2025, approximately 0.9 million and 1.3 million performance-based stock options were exercised and approximately 2.1 million and 2.4 million were granted, respectively, which will vest in full at the end of a three-year performance period if the market condition is met and have a term of seven years thereafter.
NOTE 8. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of September 30, 2026 and June 30, 2026 were approximately $32 billion and $33 billion, respectively. The decrease from June 30, 2026 was primarily due to sports programming rights payments.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
U.K. Newspaper Matters Indemnity
In connection with the separation of Twenty-First Century Fox, Inc. (“21CF”) and News Corporation in June 2013 (the “21CF News Corporation Separation”), 21CF agreed to indemnify News Corporation, on an after-tax basis, for payments made after the 21CF News Corporation Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corporation before the 21CF News Corporation Separation, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corporation (the “U.K. Newspaper Matters Indemnity”). In accordance with the separation agreement entered into in connection with the separation of 21CF and the Company in 2019 and 21CF becoming a wholly-owned subsidiary of The Walt Disney Company, the Company assumed certain costs and liabilities related to the U.K. Newspaper Matters Indemnity. The liability recorded in the Balance Sheets related to the indemnity was approximately $10 million and $20 million as of September 30, 2026 and June 30, 2026, respectively.
Defamation and Disparagement Claims
From time to time, the Company and its news businesses, including FOX News Media and the FOX Television Stations, and their employees are subject to lawsuits alleging defamation or disparagement. This includes the lawsuit filed by Smartmatic USA Corp. and certain of its affiliates (collectively, “Smartmatic”) in February 2021 seeking $2.7 billion in damages.
The Company continues to believe the Smartmatic and other pending lawsuits alleging defamation or disparagement are without merit and intends to defend against them vigorously, including through any appeals. The parties argued summary judgment motions in the Smartmatic case on December 2, 2025. At this time, no trial date has been set by the court in the Smartmatic lawsuit and a trial is not expected to commence until 2027 at the earliest. The Company is unable to predict the final outcome of these matters and has determined that a loss in the Smartmatic case is neither probable nor reasonably estimable. There can be no assurance that the ultimate resolution of these pending matters will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. Pension plans and postretirement benefit plans are closed to new participants with the exception of a limited number of employees covered by collective bargaining agreements. The net periodic benefit cost was $7 million and $8 million for the three months ended September 30, 2026 and 2025, respectively.
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
The Credible and the FOX Studio Lot operating segments do not meet the criteria under GAAP to be separately reported as a reportable segment or aggregated with other operating segments, and as such are presented as part of Corporate and Other, which is not a reportable segment. Corporate and Other principally consists of FOX One, the Company’s direct-to-consumer subscription streaming service, Credible, the FOX Studio Lot and corporate overhead costs. Credible is a U.S. consumer finance marketplace. The FOX Studio Lot, located in Los Angeles, California, provides television and film production services along with office space, studio operation services and includes all operations of the facility.

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The tables below present summarized financial information for each of the Company’s reportable segments and Corporate and Other.

	For the three months ended September 30,
	2026	2025
	(in millions)
Revenues
Cable Network Programming	$1,803	$1,662
Television	2,713	2,050
Total segment revenues	4,516	3,712
Corporate and Other	246	89
Eliminations	(191)	(63)
Total revenues	$4,571	$3,738
Segment EBITDA
Cable Network Programming	$859	$800
Television	934	399
Total segment EBITDA	1,793	1,199
Corporate and Other	(152)	(134)
Depreciation and amortization	(118)	(98)
Restructuring, impairment and other corporate matters	(17)	8
Equity losses of affiliates	—	(1)
Interest expense, net	(80)	(50)
Non-operating other, net	(143)	(125)
Income before income tax expense	1,283	799
Income tax expense	(326)	(190)
Net income	957	609
Less: Net income attributable to noncontrolling interests	(14)	(10)
Net income attributable to Fox Corporation stockholders	$943	$599

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended September 30,
	2026	2025
	(in millions)
Reconciliation of Revenues to Segment EBITDA
Cable Network Programming
Revenues	$1,803	$1,662
Operating expenses	(793)	(703)
Selling, general and administrative	(151)	(159)
Segment EBITDA	$859	$800
Television
Revenues	$2,713	$2,050
Operating expenses	(1,496)	(1,385)
Selling, general and administrative	(283)	(266)
Segment EBITDA	$934	$399

	For the three months ended September 30,
	2026	2025
	(in millions)
Revenues by Segment by Component
Cable Network Programming
Distribution	$1,200	$1,090
Advertising	373	345
Content and other	230	227
Total Cable Network Programming revenues	1,803	1,662
Television
Advertising	1,708	1,067
Distribution	850	821
Content and other	155	162
Total Television revenues	2,713	2,050
Corporate and Other	246	89
Eliminations	(191)	(63)
Total revenues	$4,571	$3,738

	For the three months ended September 30,
	2026	2025
	(in millions)
Depreciation and amortization
Cable Network Programming	$26	$26
Television	58	30
Corporate and Other	34	42
Total depreciation and amortization	$118	$98

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended September 30,
	2026	2025
	(in millions)
Capital expenditures
Cable Network Programming	$29	$28
Television	33	32
Corporate and Other	51	44
Total capital expenditures	$113	$104

	As of September 30, 2026	As of June 30, 2026
	(in millions)
Assets
Cable Network Programming	$3,263	$3,216
Television	9,316	8,829
Corporate and Other	9,681	9,472
Investments	833	965
Total assets	$23,093	$22,482
NOTE 11. ADDITIONAL FINANCIAL INFORMATION
Restructuring, Impairment and Other Corporate Matters
The following table sets forth the components of Restructuring, impairment and other corporate matters included in the Statements of Operations:

	For the three months ended September 30,
	2026	2025
	(in millions)
Restructuring charges	$(3)	$(2)
Other corporate matters	(14)	10
Total restructuring, impairment and other corporate matters	$(17)	$8
Interest Expense, net
The following table sets forth the components of Interest expense, net included in the Statements of Operations:

	For the three months ended September 30,
	2026	2025
	(in millions)
Interest expense	$(114)	$(100)
Interest income	34	50
Total interest expense, net	$(80)	$(50)

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Non-Operating Other, net
The following table sets forth the components of Non-operating other, net included in the Statements of Operations:

	For the three months ended September 30,
	2026	2025
	(in millions)
Net losses on investments in equity securities(a)	$(142)	$(122)
Other	(1)	(3)
Total non-operating other, net	$(143)	$(125)

(a)	Net losses on investments in equity securities includes the losses related to the change in fair value of the Company’s investment in Flutter (See Note 4—Fair Value).
Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of September 30, 2026	As of June 30, 2026
	(in millions)
Inventories, net	$982	$845
Operating lease assets	847	851
Investments(a)	833	965
Grantor Trust assets	213	244
Other	369	322
Total other non-current assets	$3,244	$3,227

(a)	Includes investments accounted for at fair value on a recurring basis of $335 million and $467 million as of September 30, 2026 and June 30, 2026, respectively (See Note 4—Fair Value).
Accounts Payable, Accrued Expenses and Other Current Liabilities
The following table sets forth the components of Accounts payable, accrued expenses and other current liabilities included in the Balance Sheets:

	As of September 30, 2026	As of June 30, 2026
	(in millions)
Accrued expenses	$955	$1,204
Programming payable	638	801
Deferred revenue	411	272
Operating lease liabilities	51	45
Other current liabilities	374	345
Total accounts payable, accrued expenses and other current liabilities	$2,429	$2,667

FOX CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Liabilities
The following table sets forth the components of Other liabilities included in the Balance Sheets:

	As of September 30, 2026	As of June 30, 2026
	(in millions)
Non-current operating lease liabilities	$921	$917
Accrued non-current pension/postretirement liabilities	264	263
Other non-current liabilities	215	215
Total other liabilities	$1,400	$1,395
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
The changes in redeemable noncontrolling interests were as follows:

	For the three months ended September 30,
	2026	2025
	(in millions)
Beginning of period	$86	$288
Net income	—	1
Redemption of noncontrolling interests	—	(208)
End of period	$86	$81
Future Performance Obligations
As of September 30, 2026, approximately $6.9 billion of revenues are expected to be recognized primarily over the next one to three years. The Company’s most significant remaining performance obligations relate to distribution contracts, content licensing contracts with fixed fees and sports advertising contracts. The amount disclosed does not include (i) revenues related to performance obligations that are part of a contract whose original expected duration is one year or less, (ii) revenues that are in the form of sales- or usage-based royalties and (iii) revenues related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.
Supplemental Information
The following table summarizes supplemental information on the Statements of Cash Flows:

	For the three months ended September 30,
	2026	2025
	(in millions)
Supplemental cash flow information
Cash paid for interest	$(138)	$(135)
Cash paid for income taxes	$(46)	$(71)

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Readers should carefully review this document and the other documents filed by Fox Corporation (“FOX” or the “Company”) with the Securities and Exchange Commission (the “SEC”). This section should be read together with the unaudited interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended June 30, (“fiscal”) 2026 as filed with the SEC on August 6, 2026 (the “2026 Form 10-K”). The Unaudited Consolidated Financial Statements are referred to as the “Financial Statements” herein.
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three months ended September 30, 2026 and 2025 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2026 and 2025. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2026 and 2025, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of September 30, 2026. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
•Caution Concerning Forward-Looking Statements—This section provides a description of the use of forward-looking information appearing in this Quarterly Report on Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such information is based on management’s current expectations about future events which are subject to change and to inherent risks and uncertainties. Refer to Part I., Item 1A. “Risk Factors” in the 2026 Form 10-K for a discussion of the risk factors applicable to the Company.
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
The Credible and the FOX Studio Lot operating segments do not meet the criteria under U.S. generally accepted accounting principles (“GAAP”) to be separately reported as a reportable segment or aggregated with other operating segments, and as such are presented as part of Corporate and Other, which is not a reportable segment. Corporate and Other principally consists of FOX One, the Company’s direct-to-consumer subscription streaming service, Credible, the FOX Studio Lot and corporate overhead costs. Credible is a U.S. consumer finance marketplace. The FOX Studio Lot, located in Los Angeles, California, provides television and film production services along with office space, studio operation services and includes all operations of the facility.
We use the term "MVPDs" to refer collectively to traditional MVPDs and virtual MVPDs.
Roku Transaction
On June 14, 2026, the Company and Roku, Inc. (“Roku”) entered into a definitive agreement (the “Merger Agreement”) under which the Company has agreed to acquire Roku for a combination of cash and FOX Class A Common Stock (the “Roku Transaction” or the “Merger”). Upon the terms and subject to the conditions of the Merger Agreement, FOX will pay $96.00 in cash and 0.9693 shares of FOX Class A Common Stock for each share of Roku Class A Common Stock and Roku Class B Common Stock outstanding immediately prior to the effective time of the merger. The exchange ratio and per share cash amount are subject to adjustment as set forth in the Merger Agreement in certain circumstances relating to Roku stockholders who properly exercise appraisal rights in accordance with Delaware law. Following the completion of the Merger, Roku will be a wholly-owned subsidiary of FOX.
Each of the Boards of Directors of FOX and Roku unanimously approved the Roku Transaction, and in October 2026 FOX and Roku received the requisite stockholder approvals for the transaction. The Roku Transaction remains subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger Agreement contains customary termination rights and provides that each party will be required to pay the other party a termination fee of approximately $866 million if the Merger Agreement is terminated in certain circumstances. In addition, FOX will be required to pay Roku a termination fee of approximately $1.2 billion if the Merger Agreement is terminated under certain circumstances related to the failure to obtain certain regulatory approvals or upon the entry of a permanent restraint under certain antitrust laws or investment screening laws.
The Company expects to fund the cash portion of the Merger consideration with a combination of debt and cash on hand. In connection with the Merger Agreement, in June 2026, the Company entered into a commitment letter under which the lenders provided $12.0 billion of commitments ($11.0 billion of which is available as of September 30, 2026) to provide senior unsecured bridge loans (the “Bridge Facility”) and a term loan credit agreement under which the lenders committed to provide a $1.0 billion senior unsecured term loan facility (the “Term Loan Facility”) (See Note 5—Borrowings to the accompanying Financial Statements).

RESULTS OF OPERATIONS
Results of Operations—For the three months ended September 30, 2026 versus the three months ended September 30, 2025.
The following table sets forth the Company’s operating results for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025:

	For the three months ended September 30,
	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Distribution	$2,084	$1,915	$169	9%
Advertising	2,081	1,412	669	47%
Content and other	406	411	(5)	(1)%
Total revenues	4,571	3,738	833	22%
Operating expenses	(2,363)	(2,121)	(242)	(11)%
Selling, general and administrative	(567)	(552)	(15)	(3)%
Depreciation and amortization	(118)	(98)	(20)	(20)%
Restructuring, impairment and other corporate matters	(17)	8	(25)	**
Equity losses of affiliates	—	(1)	1	100%
Interest expense, net	(80)	(50)	(30)	(60)%
Non-operating other, net	(143)	(125)	(18)	(14)%
Income before income tax expense	1,283	799	484	61%
Income tax expense	(326)	(190)	(136)	(72)%
Net income	957	609	348	57%
Less: Net income attributable to noncontrolling interests	(14)	(10)	(4)	(40)%
Net income attributable to Fox Corporation stockholders	$943	$599	$344	57%

**	not meaningful
Overview
For the three months ended September 30, 2026 and 2025
The Company’s revenues increased $833 million or 22% for the three months ended September 30, 2026, as compared to the corresponding period of fiscal 2026, due to higher distribution and advertising revenues, partially offset by lower content and other revenues. The increase of $169 million or 9% in distribution revenue was due to higher average rates per subscriber of approximately $95 million and the approximately $75 million impact of a higher average number of subscribers. The increase of $669 million or 47% in advertising revenue was primarily due to sports programming led by the broadcast of the Fédération Internationale de Football Association ("FIFA") Men’s World Cup partially offset by the timing of National Football League (“NFL”) games. Also contributing to this increase was higher political advertising revenue principally due to the November 2026 U.S. midterm elections and continued digital growth led by the Tubi AVOD service.
Operating expenses increased $242 million or 11% for the three months ended September 30, 2026, as compared to the corresponding period of fiscal 2026, primarily due to the approximately $120 million impact of higher sports programming rights amortization and production costs led by the broadcast of the FIFA Men’s World Cup partially offset by lower NFL costs, driven by the timing of games. The remaining increase of approximately $120 million was primarily due to higher digital content costs, partially offset by lower entertainment programming rights amortization.

Selling, general and administrative expenses increased $15 million or 3% for the three months ended September 30, 2026, as compared to the corresponding period of fiscal 2026, primarily due to higher employee costs, partially offset by lower legal costs.
Depreciation and amortization—Depreciation and amortization expense increased $20 million or 20% for the three months ended September 30, 2026, as compared to the corresponding period of fiscal 2026, primarily due to amortization related to the Company’s Federal Communications Commission (“FCC”) licenses which began on July 1, 2026 (See Note 1—Description of Business and Basis of Presentation to the accompanying Financial Statements under the heading “Critical accounting policies and estimates”).
Restructuring, impairment and other corporate matters—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Restructuring, Impairment and Other Corporate Matters.”
Interest expense, net—Interest expense, net increased $30 million or 60% for the three months ended September 30, 2026, as compared to the corresponding period of fiscal 2026, primarily due to lower interest income as a result of lower interest rates and lower average cash and cash equivalent balances.
Non-operating other, net—See Note 11—Additional Financial Information to the accompanying Financial Statements under the heading “Non-Operating Other, net.”
Income tax expense—The Company’s tax provision and related effective tax rate of 25% for the three months ended September 30, 2026, was higher than the statutory rate of 21% primarily due to state taxes and a valuation allowance recorded against capital losses on investments.
The Company's tax provision and related effective tax rate of 24% for the three months ended September 30, 2025 was higher than the statutory rate of 21% primarily due to state taxes partially offset by other permanent items.
Net income—Net income increased $348 million or 57% for the three months ended September 30, 2026, as compared to the corresponding period of fiscal 2026, primarily due to higher Segment EBITDA (as defined below), partially offset by a change in fair value of the Company’s investments in equity securities and amortization related to the Company’s FCC licenses (See Note 1—Description of Business and Basis of Presentation to the accompanying Financial Statements under the heading “Critical accounting policies and estimates”). These changes resulted in higher income before income tax expense and a corresponding higher provision for income tax.
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

The following tables set forth the Company’s Revenues and Segment EBITDA for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025:

	For the three months ended September 30,
	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Cable Network Programming	$1,803	$1,662	$141	8%
Television	2,713	2,050	663	32%
Corporate and Other	246	89	157	**
Eliminations	(191)	(63)	(128)	**
Total revenues	$4,571	$3,738	$833	22%

	For the three months ended September 30,
	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)
Segment EBITDA
Cable Network Programming	$859	$800	$59	7%
Television	934	399	535	**
Corporate and Other	(152)	(134)	(18)	(13)%
Adjusted EBITDA(a)	$1,641	$1,065	$576	54%

**	not meaningful
(a)	For a discussion of Adjusted EBITDA and a reconciliation of Net income to Adjusted EBITDA, see “Non-GAAP Financial Measures” below.
Cable Network Programming (39% and 44% of the Company’s revenues for the first three months of fiscal 2027 and 2026, respectively)

	For the three months ended September 30,
	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Distribution	$1,200	$1,090	$110	10%
Advertising	373	345	28	8%
Content and other	230	227	3	1%
Total revenues	1,803	1,662	141	8%
Operating expenses	(793)	(703)	(90)	(13)%
Selling, general and administrative	(151)	(159)	8	5%
Segment EBITDA	$859	$800	$59	7%
For the three months ended September 30, 2026 and 2025
Revenues at the Cable Network Programming segment increased $141 million or 8% for the three months ended September 30, 2026, as compared to the corresponding period of fiscal 2026, due to higher distribution, advertising and content and other revenues. Distribution revenue increased $110 million or 10% primarily due to higher average rates per subscriber and an increase in the average number of subscribers. The increase of $28 million or 8% in advertising revenue was primarily due to higher sports advertising revenue including the broadcast of the FIFA Men’s World Cup, partially offset by lower digital news advertising revenue.
Cable Network Programming Segment EBITDA increased $59 million or 7% for the three months ended September 30, 2026, as compared to the corresponding period of fiscal 2026, due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased $90 million or 13% primarily due to higher sports programming rights amortization and production costs led by soccer rights, including the broadcast of the FIFA Men’s World Cup, and higher news programming costs. Selling, general and administrative expenses decreased $8 million or 5% primarily due to lower legal costs.
Television (59% and 55% of the Company’s revenues for the first three months of fiscal 2027 and 2026, respectively)

	For the three months ended September 30,
	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Advertising	$1,708	$1,067	$641	60%
Distribution	850	821	29	4%
Content and other	155	162	(7)	(4)%
Total revenues	2,713	2,050	663	32%
Operating expenses	(1,496)	(1,385)	(111)	(8)%
Selling, general and administrative	(283)	(266)	(17)	(6)%
Segment EBITDA	$934	$399	$535	**

**	not meaningful
For the three months ended September 30, 2026 and 2025
Revenues at the Television segment increased $663 million or 32% for the three months ended September 30, 2026, as compared to the corresponding period of fiscal 2026, due to higher advertising and distribution revenues, partially offset by lower content and other revenues. The increase of $641 million or 60% in advertising revenue was primarily due to sports programming led by the broadcast of the FIFA Men’s World Cup and higher pricing partially offset by the timing of NFL games and lower ratings. Also contributing to this increase was higher political advertising revenue principally due to the November 2026 U.S. midterm elections and continued digital growth led by the Tubi AVOD service. The increase of $29 million or 4% in distribution revenue was primarily due to higher average rates per subscriber at the Company’s owned and operated television stations and a higher average number of subscribers. The decrease of $7 million or 4% in content and other revenues was primarily due to lower entertainment content revenue.
Television Segment EBITDA increased $535 million for the three months ended September 30, 2026, as compared to the corresponding period of fiscal 2026, due to the revenue increases noted above, partially offset by higher expenses. Operating expenses increased $111 million or 8% primarily due to higher sports programming rights amortization and production costs led by the broadcast of the FIFA Men’s World Cup partially offset by lower NFL costs, driven by the timing of games. Also contributing to this increase was higher digital content costs, partially offset by lower entertainment programming rights amortization. Selling, general and administrative expenses increased $17 million or 6% primarily due to higher employee costs.

Corporate and Other

	For the three months ended September 30,
	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues	$246	$89	$157	**
Operating expenses	(251)	(82)	(169)	**
Selling, general and administrative	(147)	(141)	(6)	(4)%
Segment EBITDA	$(152)	$(134)	$(18)	(13)%

**	not meaningful
For the three months ended September 30, 2026 and 2025
Revenues within Corporate and Other for the three months ended September 30, 2026 and 2025 include distribution revenue at FOX One and revenues generated by Credible and the operation of the FOX Studio Lot. Operating expenses for the three months ended September 30, 2026 and 2025 include costs of operating the FOX One streaming service and advertising and promotional expenses at Credible. Selling, general and administrative expenses for the three months ended September 30, 2026 and 2025 primarily relate to employee costs, professional fees and the costs of operating the FOX Studio Lot and FOX One streaming service.
Corporate and Other EBITDA decreased $18 million or 13% for the three months ended September 30, 2026, respectively, as compared to the corresponding period of fiscal 2026, primarily due to intercompany FOX branded content and marketing costs at the FOX One streaming service, which more than offset related distribution revenue.
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

The following table reconciles Net income to Adjusted EBITDA for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025:

	For the three months ended September 30,
	2026	2025
	(in millions)
Net income	$957	$609
Add
Depreciation and amortization	118	98
Restructuring, impairment and other corporate matters	17	(8)
Equity losses of affiliates	—	1
Interest expense, net	80	50
Non-operating other, net	143	125
Income tax expense	326	190
Adjusted EBITDA	$1,641	$1,065
The following table sets forth the computation of Adjusted EBITDA for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025:

	For the three months ended September 30,
	2026	2025
	(in millions)
Revenues	$4,571	$3,738
Operating expenses	(2,363)	(2,121)
Selling, general and administrative	(567)	(552)
Adjusted EBITDA	$1,641	$1,065
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company has approximately $4.5 billion of cash and cash equivalents as of September 30, 2026 and an unused five-year $1.0 billion unsecured revolving credit facility (See Note 5—Borrowings to the accompanying Financial Statements). In addition, the Company can draw on the Term Loan Facility and commitments under the Bridge Facility to finance the cash portion of the Merger consideration (See Note 2—Acquisitions, Disposals and Other Transactions to the accompanying Financial Statements). The Company also has access to global capital markets, subject to market conditions. As of September 30, 2026, the Company was in compliance with all of the covenants under the Company’s facilities, and it does not anticipate any noncompliance with such covenants.
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
In addition to the transactions disclosed within Note 2—Acquisitions, Disposals and Other Transactions to the accompanying Financial Statements, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Sources and Uses of Cash
Net cash provided by (used in) operating activities for the three months ended September 30, 2026 and 2025 was as follows (in millions):

For the three months ended September 30,	2026	2025
Net cash provided by (used in) operating activities	$616	$(130)
The change in net cash provided by (used in) operating activities during the three months ended September 30, 2026, as compared to the corresponding period of fiscal 2026, was primarily due to the FIFA Men’s World Cup in the current year, higher political advertising receipts and lower entertainment programming payments, partially offset by higher sports programming payments.
Net cash used in investing activities for the three months ended September 30, 2026 and 2025 was as follows (in millions):

For the three months ended September 30,	2026	2025
Net cash used in investing activities	$(139)	$(255)
The decrease in net cash used in investing activities during the three months ended September 30, 2026, as compared to the corresponding period of fiscal 2026, was primarily due to a decrease in the Company’s investments partially offset by an increase in the Company’s capital expenditures.
Net cash used in financing activities for the three months ended September 30, 2026 and 2025 was as follows (in millions):

For the three months ended September 30,	2026	2025
Net cash used in financing activities	$(146)	$(598)
The decrease in net cash used in financing activities during the three months ended September 30, 2026, as compared to the corresponding period of fiscal 2026, was primarily due to the absence of activity under the stock repurchase program and the purchase of noncontrolling interest in fiscal 2026.
Stock Repurchase Program
See Note 6—Stockholders’ Equity to the accompanying Financial Statements under the heading “Stock Repurchase Program.”
Dividends
The Company declared a semi-annual dividend of $0.29 per share on both the Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and the Class B Common Stock, par value $0.01 per share (the “Class B Common Stock”) during the three months ended September 30, 2026, which was paid on September 23, 2026. The Company expects to continue to pay semi-annual dividends, although each dividend is subject to approval by the Company’s Board of Directors.
Debt Instruments
Borrowings include senior notes (See Note 5—Borrowings to the accompanying Financial Statements).

Ratings of the Senior Notes
The following table summarizes the Company’s credit ratings as of September 30, 2026:

Rating Agency	Senior Debt	Outlook
Moody’s	Baa2	Stable
Standard & Poor’s	BBB	Stable
Revolving Credit Agreement
The Company has an unused five-year $1.0 billion unsecured revolving credit facility with a maturity date of June 2028 (See Note 5—Borrowings to the accompanying Financial Statements).
Bridge Facility
The Company has a commitment letter for the Bridge Facility which may be drawn on for the purpose of financing the cash portion of the Merger consideration (See Note 2—Acquisitions, Disposals and Other Transactions to the accompanying Financial Statements).
Term Loan Agreement
The Company has a Term Loan Facility to fund the cash portion of the Merger consideration, which has a maturity date of two years after the closing of the Roku Transaction and the Term Loan Facility is funded (See Note 5—Borrowings to the accompanying Financial Statements).
Commitments and Contingencies
See Note 8—Commitments and Contingencies to the accompanying Financial Statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to the accounting policies and estimates as described in Part II., Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the 2026 Form 10-K, with the exception of the change related to the reassessment of the useful lives for the Company’s FCC licenses (See Note 1—Description of Business and Basis of Presentation to the accompanying Financial Statements under the heading “Critical accounting policies and estimates”).
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
•the impact of the Roku Transaction, which may be affected by various factors, including closing conditions, regulatory approvals, termination of the Merger Agreement, restrictions on the Company’s ability to pursue alternative transactions, potential litigation, business disruptions while the transaction is pending, impacts on the Common Stock, increased indebtedness, and the Company’s ability to successfully integrate operations and realize anticipated synergies and other benefits post-closing, as well as the risk that the transaction may be delayed or not completed at all;
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
•the inability to realize the anticipated benefits of the Company’s other acquisitions, investments and other strategic initiatives, and the effects of any other combination or significant acquisition, disposition or other similar transaction involving the Company;
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
•the Company’s ability to secure additional capital on acceptable terms; and
•the other risks and uncertainties detailed in Part I, Item 1A. “Risk Factors” in the 2026 Form 10-K.
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
There have been no material changes in the market risks reported in the 2026 Form 10-K.
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
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2027 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.        LEGAL PROCEEDINGS
See Note 8—Commitments and Contingencies to the accompanying Unaudited Consolidated Financial Statements of FOX under the heading “Legal and Other Contingencies” for a discussion of the Company’s legal proceedings.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, as filed with the Securities and Exchange Commission on August 6, 2026.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three months ended September 30, 2026 and 2025; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended September 30, 2026 and 2025; (iii) Consolidated Balance Sheets as of September 30, 2026 (unaudited) and June 30, 2026 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2026 and 2025; (v) Unaudited Consolidated Statements of Equity for the three months ended September 30, 2026 and 2025; and (vi) Notes to the Unaudited Consolidated Financial Statements.*

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

Date: November 2, 2026